Form 10QSB
period 2007-06-30
TECKMINE INDUSTRIES INC.
filed 2007-09-12
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-52745

TECKMINE INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0534859
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 239 – 280 Nelson Street, Vancouver, British Columbia, Canada V6B 2E2
(Address of principal executive offices)

604.677 -5066
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,506,304 common shares issued and outstanding as of September 4, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Teckmine Industries, Inc.
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	June 30,	December 31,
	2007	2006
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	11,258	27,999
Prepaid expenses	–	154
Total Assets	11,258	28,153

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	2,100	2,100
Accrued liabilities	12,863	–
Due to related parties (Note 4(b))	13,200	–
Total Liabilities	28,163	2,100

Contingencies and Commitments (Note 1 and 3)

Stockholders’ Equity (Deficit)

Common Stock:
100,000,000 shares authorized, $0.001 par value,
19,506,304 shares issued and outstanding	19,506	19,506

Additional Paid-in Capital	52,553	52,553

Share Subscriptions Receivable	–	(130)

Donated Capital (Note 4(a))	27,750	23,250

Deficit Accumulated During the Exploration Stage	(116,714)	(69,126)
Total Stockholders’ Equity (Deficit)	(16,905)	26,053
Total Liabilities and Stockholders’ Equity (Deficit)	11,258	28,153

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars) (unaudited)

	Accumulated From
	May 19, 2004	For the Three	For the Three	For the Six	For the Six
	(Date of Inception) to	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated rent (Note 4(a))	9,250	750	750	1,500	1,500
Management fees (Note 4a))	18,500	1,500	1,500	3,000	3,000
Impairment of mineral property costs	44,496	11,996	5,000	11,996	5,000
Office and administrative	2,075	1,400	19	1,673	87
Professional fees	42,393	20,639	7,324	29,419	7,324

Total Expenses	116,714	36,285	14,593	47,588	16,911

Net Loss	(116,714)	(36,285)	(14,593)	(47,588)	(16,911)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		19,506,304	19,410,000	19,506,304	19,410,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2007	2006
	$	$

Operating Activities	(47,588)	(16,911)

Net loss

Adjustment to reconcile net loss to net cash used in operating activities

Donated services and rent	4,500	4,500
Impairment of mineral property costs	11,996	5,000

Changes in operating assets and liabilities

Prepaid expenses	154	–
Accrued liabilities	12,863	11,940
Net Cash Used In Operating Activities	(18,075)	4,529
Investing Activities

Mineral property costs	(11,996)	(5,000)
Net Cash Used In Investing Activities	(11,996)	(5,000)
Financing Activities

Advances from related parties	13,200	–
Proceeds from common shares subscriptions received	130	–
Net Cash Provided by Financing Activities	13,330	–
Decrease in Cash	(16,741)	(471)

Cash - Beginning of Period	27,999	25,267
Cash - End of Period	11,258	24,796

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on May 19, 2004. The Company has an option to acquire a 50% interest in a mineral property located in British Columbia, Canada. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2007, the Company has a working capital deficiency of $16,905 and has accumulated losses of $116,714 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Accounting

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year end is December 31.

	(b)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	(d)	Financial Instruments

The fair values of financial instruments, which consist of cash, accounts payable and accrued liabilities, approximate their carrying values due to the relatively short maturity of these instruments.

	(e)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(f)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	(g)	Mineral Property Costs

The Company has been in the exploration stage since its formation on May 19, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No.144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of- production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	(h)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	(i)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

	(j)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2007 and 2006, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	(k)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(k)	Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

	(l)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Mineral Property

The Company entered into an agreement dated November 10, 2004 whereby the Company was granted an option in consideration for $22,500 (paid) to acquire a 50% interest in a mineral property located in British Columbia, Canada. The Company may exercise the option by incurring a minimum of $250,000 of exploration expenditures on the property prior to end of the agreement May 10, 2006. In fiscal 2006, the Company elected to extend the terms of the agreement by a further 12 months by paying an additional $10,000. On May 9, 2007, the Company extended the terms of the mineral property option agreement a further 18-month extension to November 9, 2008 for $22,500, of which $11,996 was paid and the remaining $10,504 is due on November 9, 2007.

4.	Related Party Transactions

(a)

During the six months ending June 30, 2007, the Company recognized $3,000 (2006 - $3,000) for donated services at $500 per month and $1,500 (2006 - $1,500) for donated rent at $250 per month provided by the President of the Company.

	(b)	As at June 30, 2007, the amount of $13,200 (December 31, 2006 - $Nil) is owed to the President of the Company and a shareholder and is non-interest bearing, unsecured and due on demand.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

          This quarterly report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

          Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed in this quarterly report, particularly in the section entitled "Risk Factors". In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

          As used in this quarterly report, the terms "we", "us", "our" and "Teckmine" mean Teckmine Industries, Inc., unless otherwise indicated.

Overview

          We are an exploration stage company engaged in the acquisition, and exploration of mineral resource properties. On November 10, 2004, we entered into an option agreement with Goldbridge Resources Ltd. giving us the right to acquire a 50% interest in the Pioneer Extension Property. Prior to the lapse of the November 10, 2004 agreement, we entered into a subsequent option agreement dated May 9, 2007 on substantially the same terms as the previous agreement. The Pioneer Extension Property is located in south-western British Columbia, approximately 165 kilometers north-northeast of the city of Vancouver, British Columbia in an area known as the Lillooet Mining Division. We have not found any mineral deposits on the Pioneer Extension Property and we can make no assurances relating to whether any mineral deposits will be found. We intend to explore the Pioneer Extension Property for any commercially exploitable mineral deposits and to exploit any mineral deposits we discover or sell or otherwise assign the rights to a third party.

          Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on the Pioneer Extension Property. Once we complete each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our board of directors will make these decisions based upon the recommendations of the independent geologist who will oversee the program and record the results.

          Our principal executive offices are located at Suite 239 – 280 Nelson Street, Vancouver, British Columbia, Canada V6B 2E2. Our telephone number is (604) 677-5066.

Corporate History

          We were incorporated in the state of Nevada on May 19, 2004 with an authorized share capital of 100,000,000 shares with a par value of $0.001.

PLAN OF OPERATION

          Our plan of operation is to conduct an exploration program on the Pioneer Extension Property in order to ascertain whether it possesses commercially exploitable quantities of mineral deposits. Even if we complete our proposed exploration programs on the Pioneer Extension Property and we are successful in discovering mineral deposits, we may not find enough to pay our expenses or achieve profitable operations.

          As of June 30, 2007, our company had cash of $11,258 and a working capital deficit of $16,905. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

Estimated Expenses For the Next Twelve Month Period
Exploration Costs	$246,000
Employee and Consultant Compensation	$45,000
Professional Fees	$50,000
General and Administrative Expenses	$37,000
Total	$378,000

Exploration Costs

          We anticipate implementing a program of exploration within the next twelve months. We anticipate that our program of exploration will consist of two stages and will cost approximately $246,000. We anticipate that Stage 1 of our program of exploration will consist of: planning, consultation and implementation of our program of exploration, line cutting, seismic profiling, an orientation survey, a geophysical survey and the drafting of a report that will outline our findings. We anticipate that Stage II of our program of exploration will consist of the planning, consultation and implementation of our program of exploration, a geophysical a orientation survey, a geochemical survey, an anomaly investigation and the drafting of a report that will outline our findings.

Estimated Costs of our Program of Exploration

Stage I	Cost
The planning, consultation and implementation of our program of exploration	$10,000
Line cutting	$15,000
Seismic profiling	$15,000
Orientation survey	$6,000
Geophysical survey	$70,000
Report	$5,000
Total	$121,000
Stage II
The planning, consultation and implementation of our program of exploration	$10,000
Geophysical orientation survey	$5,000
Geochemical survey	$50,000
Anomaly investigations	$50,000
Report	$10,000
Total	$125,000

Employee and Consultant Compensation

          Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $45,000.

Professional Fees

          As a public company, we expect to incur ongoing legal and accounting expenses to comply with our reporting responsibilities as a public company under the Untied States Securities Exchange Act of 1934. We estimate our legal and accounting expenses for the next twelve months to be approximately $50,000.

General and Administrative Expenses

          We anticipate spending $37,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as property option payments, office supplies and office equipment.

LIQUIDITY AND CAPITAL RESOURCES

          Our company's principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests.

Capital Resources

          As of June 30, 2007, we had a working capital deficiency of $16,905. We have suffered recurring losses from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

          Management believes that our company's cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require $378,000 over the next twelve month period to fund our operating cash shortfall. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

          There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful exploration of our property interests, the identification of reserves sufficient enough to warrant development, successful development of our property interests and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

          Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended December 31, 2006, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by its independent auditors.

Capital Expenditures

          Other than as required under the terms of the option agreement, as of September 4, 2007, our company does not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

Off-Balance Sheet Arrangements

          We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

          Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Mineral Property Costs

          We have been in the exploration stage since our formation on May 19, 2004 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". Our company assesses the carrying costs for impairment under SFAS No.144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-lived Assets

          In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. Our company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

          In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on our financial statements.

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

RISK FACTORS

          An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and our business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

          Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration program that we intend to undertake on the Pioneer Extension Property and any additional properties that we may acquire. These potential problems include unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the Pioneer Extension Property may not result in the discovery of mineral deposits. Any expenditures that we may make in the exploration of any other mineral property that we may acquire may not result in the discovery of any commercially exploitable mineral deposits. Problems such as unusual or unexpected geological formations and other conditions are involved in all mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our interests in the Pioneer Extension Property. If this happens, our business will likely fail.

Because of the speculative nature of the exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of any quantities of mineral deposits on the Pioneer Extension Property or any other additional properties we may acquire.

          We intend to continue exploration on the Pioneer Extension Property and we may or may not acquire additional interests in other mineral properties. The search for mineral deposits as a business is extremely risky. We can provide investors with no assurance that exploration on the Pioneer Extension Property, or any other property that we may acquire, will establish that any commercially exploitable quantities of mineral deposits exist. Additional potential problems may prevent us from discovering any mineral deposits. These potential problems include unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. If we are unable to establish the presence of mineral deposits on the Pioneer Extension Property, our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

Because of the inherent dangers involved in mineral exploration and exploitation, there is a risk that we may incur liability or damages as we conduct our business.

          The search for mineral deposits involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

The potential profitability of mineral ventures depends in part upon factors beyond the control of our company and even if we discover and exploit mineral deposits, we may never become commercially viable and we may be forced to cease operations.

          The commercial feasibility of an exploration program on a mineral property is dependent upon many factors beyond our control, including the existence and size of mineral deposits in the properties we explore, the proximity and capacity of processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental regulation. These factors cannot be accurately predicted and any one or a combination of these factors may result in our company not receiving an adequate return on invested capital. These factors may have material and negative effects on our financial performance and our ability to continue operations.

Exploration and exploitation activities are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

          Exploration and exploitation activities are subject to federal, provincial, and local laws, regulations and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. Exploration and exploitation activities are also subject to federal, provincial, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.

          Environmental and other legal standards imposed by federal, provincial, or local authorities may be changed and any such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Any laws, regulations or policies of any government body or regulatory agency may be changed, applied or interpreted in a manner which will alter and negatively affect our ability to carry on our business.

Because the Pioneer Extension Property may not contain mineral deposits and because we have never made a profit from our operations, our securities are highly speculative and investors may lose all of their investment in our company.

          Our securities must be considered highly speculative, generally because of the nature of our business and our early stage of operations. We currently only have an interest in the Pioneer Extension Property. The Pioneer Extension Property is in the exploration stage only and may not contain mineral deposits. We may or may not acquire additional interests in other mineral properties but we do not have plans to acquire rights in any specific mineral properties as of the date of this report. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and exploiting mineral deposits on the Pioneer Extension Property or mineral deposits on any additional properties that we may acquire. The likelihood of any mineral properties that we may acquire or have an interest in, including the Pioneer Extension Property, containing commercially exploitable mineral deposits is extremely remote. In all probability, any mineral properties that we may acquire or that we have an interest in, including the Pioneer Extension Property, do not contain any commercially exploitable mineral deposits and any funds that we spend on exploration will be lost. We may never discover mineral deposits in the Pioneer Extension Property or any other area, or we may do so and still not be commercially successful if we are unable to exploit those mineral deposits profitably. We may not be able to operate profitably and may have to cease operations, the price of our securities may decline and investors may lose all of their investment in our company.

As we face intense competition in the mineral exploration and exploitation industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

          The Pioneer Extension Property is located in southwestern British Columbia, approximately 165 km north-northeast of Vancouver, situated in an area known as the Lillooet Mining Division. Our competition in this area includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may have to compete for financing and be unable to acquire financing on terms we consider acceptable. We may also have to compete with the other mining companies in the region for the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration programs may be slowed down or suspended, which may cause us to cease operations as a company.

Weather interruptions in the Lillooet Mining Division may delay or prevent exploration on the Pioneer Extension Property.

          Our proposed exploration work can be performed approximately only six months a year. This is because of extreme winter conditions which exist in the Lillooet Mining Division between the months of November and April, which may delay or prevent exploration on the Pioneer Extension Property.

We have a history of losses and have a deficit, which raises substantial doubt about our ability to continue as a going concern.

          We have not generated any revenues since our date of inception and we will continue to incur operating expenses without revenues until we engage in commercial operations. Our net loss for the six month period ended June 30, 2007 was $47,558 and was $28,443 for the year ended December 31, 2006. We had cash in the amount of $11,258 as at June 30, 2007 and $27,999 as at December 31, 2006. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $31,500 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on our audited financial statements, dated March 12, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Our future is dependent upon our ability to obtain financing and if we do not obtain such financing, we may have to cease our exploration activities and investors could lose their entire investment.

          There is no assurance that we will operate profitably or will generate positive cash flow in the future. We will require additional financing in order to proceed beyond the first few months of our exploration program. We will also require additional financing for the fees we must pay to maintain our status in relation to the rights to our properties and to pay the fees and expenses necessary to become and operate as a public company. We will also need more funds if the costs of the exploration of our mineral claims are greater than we have anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues. We will also need further financing if we decide to obtain additional mineral properties. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

Because we may never earn revenues from our operations, our business may fail.

          Prior to the completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our exploration for mineral deposits, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

We have a limited operating history and if we are not successful in operating our business, then investors may lose all of their investment in our company.

          Our company has a limited operating history and is in the exploration stage. The success of our company is significantly dependent on the uncertain events of the discovery and exploitation of mineral deposits on the Pioneer Extension Property. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Because our directors, executive officers, and principal shareholders control a large percentage of our common stock, such insiders have the ability to influence matters affecting our shareholders.

          Our directors and executive officers, in the aggregate, beneficially own 59.7% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

All of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

          All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

Our directors and officers are engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

          Our two directors and officers are involved in other business activities. Raymond Irvine, our president, secretary, treasurer and a director, spends approximately 15 hours, or 33%, of his business time on the management of our company and Howard Dahl, a director, spends approximately 10 hours, or 20%, of his business time on the management of our company. As a result of their other business endeavors, Mr. Irvine and Mr. Dahl may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of Mr. Irvine's or Mr. Dahl's other business interests.

RISKS ASSOCIATED WITH OUR COMMON STOCK

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

          There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, we are not aware that any market maker has any such intention. We cannot provide our investors with any assurance that our common stock will be traded on the Over-the-Counter Bulletin Board or a listing service or stock exchange, if traded, that a public market will materialize. Further, the Over-the-Counter Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the Over-the-Counter Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we do establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

We do not intend to pay dividends on any investment in the shares of stock of our company.

          We have never paid any cash dividends and currently do not intend to ever pay any cash dividends. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock's price. This may never happen and investors may lose all of their investment in our company.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations, which may limit a shareholder's ability to buy and sell our stock.

          Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

          In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Controls and Procedures.

          As required by Rule 13a-15 under the United States Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president, secretary and treasurer. Based upon that evaluation, our company's president, secretary and treasurer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

          Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the United States Securities Exchange Act of 1934 is accumulated and communicated to management, including our company's president, secretary and treasurer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

          We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit	Description
Number

3.0	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)

10.0	Material Contracts

10.1	Option Agreement dated November 10, 2004, between Teckmine Industries, Inc. and GoldBridge Resources Ltd. (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)

10.2	Option Agreement dated May 9, 2007 between Teckmine Industries, Inc. and Goldbridge Resources Ltd. (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Raymond Irvine

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECKMINE INDUSTRIES, INC.

/s/ Raymond Irvine
 By: Raymond Irvine
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: September 12, 2007