Form 10QSB
period 2007-09-30
TECKMINE INDUSTRIES INC.
filed 2007-11-19
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,506,304 common shares issued and outstanding as of November 15, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Teckmine Industries, Inc.
(An Exploration Stage Company)
September 30, 2007

Teckmine Industries, Inc.
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	September 30,	December 31,
	2007	2006
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	824	27,999
Prepaid expenses	–	154
Total Assets	824	28,153

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	5,400	2,100
Accrued liabilities	6,703	–
Due to related parties (Note 4(b))	19,800	–
Total Liabilities	31,903	2,100

Contingencies and Commitments (Note 1 and 3)
Stockholders’ Equity (Deficit)
Common Stock:
100,000,000 shares authorized, $0.001 par value,
19,506,304 shares issued and outstanding	19,506	19,506
Additional Paid-in Capital	52,553	52,553
Share Subscriptions Receivable	–	(130)
Donated Capital (Note 4(a))	30,000	23,250
Deficit Accumulated During the Exploration Stage	(133,138)	(69,126)
Total Stockholders’ Equity (Deficit)	(31,079)	26,053
Total Liabilities and Stockholders’ Equity (Deficit)	824	28,153

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated From
	May 19, 2004	For the Three	For the Three	For the Nine	For the Nine
	(Date of Inception) to	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative (Note
4(a))	88,642	16,424	4,013	52,016	15,924
Impairment of mineral property
costs	43,750	–	5,000	11,250	10,000
Mineral property costs	746	–	–	746	–

Total Expenses	133,138	16,424	9,013	64,012	25,924

Net Loss	(133,138)	(16,424)	(9,013)	(64,012)	(25,924)

Net Loss Per Share – Basic and
Diluted		–	–	–	–

Weighted Average Shares
Outstanding		19,506,304	14,744,000	19,506,304	19,410,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2007	2006
	$	$
Operating Activities	(64,012)	(25,924)
Net loss
Adjustment to reconcile net loss to net cash used in operating activities
Donated services and rent	6,750	6,750
Impairment of mineral property costs	11,250	10,000
Changes in operating assets and liabilities
Prepaid expenses	154	5,350
Accounts payable	3,300	1,590
Accrued liabilities	6,703	–
Net Cash Used In Operating Activities	(35,855)	(2,234)
Investing Activities
Mineral property costs	(11,250)	(10,000)
Net Cash Used In Investing Activities	(11,250)	(10,000)
Financing Activities
Advances from related parties	19,800	–
Proceeds from common share subscriptions received	130	–
Net Cash Provided by Financing Activities	19,930	–
Decrease in Cash	(27,175)	(12,234)
Cash - Beginning of Period	27,999	25,267
Cash - End of Period	824	13,033

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2007, the Company has a working capital deficiency of $31,079 and has accumulated losses of $133,138 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Accounting

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year end is December 31.

(b)	Interim Financial Statements

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

(c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(e)	Financial Instruments

The fair values of financial instruments, which consist of cash, accounts payable, accrued liabilities, and due related parties approximate their carrying values due to the relatively short maturity of these instruments.

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(f)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(g)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

(h)	Mineral Property Costs

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

(i)	Long-lived Assets

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

(j)	Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

(k)	Basic and Diluted Net Income (Loss) per Share

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

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(l)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2007 and 2006, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(m) Recent Accounting Pronouncements

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

The Company entered into an agreement dated November 10, 2004 whereby the Company was granted an option in consideration for $22,500 (paid) to acquire a 50% interest in a mineral property located in British Columbia, Canada. The Company may exercise the option by incurring a minimum of $250,000 of exploration expenditures on the property prior to end of the agreement May 10, 2006. In fiscal 2006, the Company elected to extend the terms of the agreement by a further 12 months by paying an additional $10,000. On May 9, 2007, the Company extended the terms of the mineral property option agreement a further 18-month extension to November 9, 2008 for $22,500, of which $11,250 was paid and the remaining $11,250 is due on November 9, 2007 (paid subsequently).

4.	Related Party Transactions

(a)

During the nine months ending September 30, 2007, the Company recognized $4,500 (2006 - $4,500) for donated services at $500 per month and $2,250 (2006 - $2,250) for donated rent at $250 per month provided by the President of the Company.

(b)

As at June 30, 2007, the total amount of $19,800 (December 31, 2006 - $Nil) is owed to the President of the Company, a director and two shareholders. The amounts due are non-interest bearing, unsecured and due on demand.

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

     As of September 30, 2007, our company had cash of $824 and a working capital deficit of $31,079. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

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

General and Administrative Expenses

     We anticipate spending $37,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as office supplies and office equipment.

LIQUIDITY AND CAPITAL RESOURCES

     Our company's principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests.

Capital Resources

     As of September 30, 2007, we had a working capital deficiency of $31,079. We have suffered recurring losses from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

     Management believes that our company's cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require $378,000 over the next twelve month period to fund our plan of operations and at least $31,079 to eliminate our working capital deficiency. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Capital Expenditures

     Other than as required under the terms of the option agreement, as of November 15, 2007, our company does not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

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

RISK FACTORS

     An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating our company and our business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

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

     We have not generated any revenues since our date of inception and we will continue to incur operating expenses without revenues until we engage in commercial operations. Our net loss for the nine month period ended September 30, 2007 was $64,012 and was $28,443 for the year ended December 31, 2006. We had cash in the amount of $824 as at September 30, 2007 and $27,999 as at December 31, 2006. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $31,500 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on our audited financial statements, dated March 12, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

     In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Controls and Procedures.

     As required by Rule 13a-15 under the United States Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president, secretary and treasurer. Based upon that evaluation, our company's president, secretary and treasurer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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
Dated: November 19, 2007