Form 10KSB
period 2007-12-31
TECKMINE INDUSTRIES INC.
filed 2008-03-31
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-52745

TECKMINE INDUSTRIES, INC.
(name of small business issuer in its charter)

Nevada	98-0534859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 239 – 280 Nelson Street
Vancouver, British Columbia	V6B 2E2
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 604-677-5066

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d)
of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

State Issuer's revenues for its most recent fiscal year: $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

7,856,304 common shares at $0.20 (1) = $1,571,261

(1) The aggregate market value as determined by the average of the bid and ask closing prices is inapplicable due to the fact that the common shares of the registrant have not traded to date. As a result, aggregate market value has been determined by the issue price per share of the last private placement of the registrant, whereby 96,304 common shares were issued at $0.20 per share between November 6, 2006 and December 31, 2006.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

19,506,304 common shares issued and outstanding as of March 18, 2008

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Teckmine" mean Teckmine Industries, Inc., unless otherwise indicated.

Corporate History

We were incorporated in the state of Nevada on May 19, 2004. The authorized share capital of our company consists of 100,000,000 shares with a par value of $0.001.

Our executive and head office is located at Suite 239 – 280 Nelson Street, Vancouver, British Columbia, Canada V6B 2E2. The telephone number of our executive and head office is 604-677-5066.

Current Business

We are an exploration stage company engaged in the acquisition and exploration of mineral resource properties.

On November 10, 2004, we entered into an option agreement with Goldbridge Resources Ltd., which granted us the right to acquire a 50% interest in the Pioneer Extension Property in consideration for $22,500. The $22,500 was paid to Goldbridge Resources Ltd. in two installments, consisting of a payment of $11,250 upon the execution of the option agreement and a payment of $11,250 on February 10, 2005.

The term of the option agreement commenced on November 10, 2004, and extended for a period of 18 months until May 10, 2006. We extended the term of the option agreement by an additional twelve months until May 10, 2007 by paying Goldbridge Resources an additional $10,000 in September 2006. On May 9, 2007, we entered into a subsequent option agreement with Goldbridge Resources Ltd. which included similar terms to the option agreement dated November 10, 2004. The May 9, 2007 agreement granted us the right to acquire a 50% interest in the Pioneer Extension Property in consideration for $22,500. The first installment of $11,250 was paid to Goldbridge Resources Ltd. upon the execution of the agreement and the final payment of $11,250 was paid on November 13, 2007. To exercise the option and acquire the 50% interest in the property, we must make a minimum of $250,000 of expenditures on the Pioneer Extension Property on or before November 9, 2008.

Competitors

We are an exploration stage company engaged in the acquisition of prospective mineral properties. We compete with other companies for both the acquisition of prospective properties and the financing necessary to develop such properties.

We conduct our business in an environment that is highly competitive and unpredictable. In seeking out prospective properties, we have encountered intense competition in all aspects of our business as we compete directly with other development stage companies as well as established international companies. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties. In addition, they may be able to afford greater geological expertise in the exploration and exploitation of mineral properties. This competition could result in our competitors having resource properties of greater quality and attracting prospective investors to finance the development of such properties on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

Governmental Regulations

The exploration and development of mining properties is subject to various Canadian federal, provincial and local governmental regulations. Our company may from time to time, be required to obtain licenses and permits from various governmental authorities in regards to the exploration and development of our property interests.

If our company proceeds with the development of our property, we anticipate that we will be subject to increased governmental regulation. Matters subject to regulation include discharge permits for mining operations, mining and abandonment bonds, reports concerning operations, and taxation. The exploration and development of our property interests and the handling, storage, transportation and disposal of by-products and other substances and materials produced or used in connection with mining operations are also subject to regulation under federal, provincial and local laws and regulations relating primarily to the protection of human health and the environment. As our company has not proceeded to the development stage of our properties, we have not incurred any expenditures related to complying with such laws, or for remediation of existing environmental contamination. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. If we ever abandon the Pioneer Extension Property, we plan to seal or fill in all holes and pits that we have created. It is difficult to estimate the cost of compliance with environmental laws since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

Employees

Our company is currently operated by Raymond Irvine as our President, Secretary and Treasurer. We intend to periodically hire independent contractors to execute our exploration and development activities. Our company may hire employees when circumstances warrant. At present, however, our company does not anticipate hiring employees in the near future.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

We have not generated any revenues since our date of inception and we will continue to incur operating expenses without revenues until we engage in commercial operations. Our net loss for the year ended December 31, 2007 was $90,966. We had cash in the amount of $21,808 as at December 31, 2007. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $31,000 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on our audited financial statements, dated March 27, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Our future is dependent upon our ability to obtain financing and if we do not obtain such financing, we may have to cease our exploration activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. We will require additional financing in order to proceed beyond the first few months of our exploration program. We will also require additional financing for the fees we must pay to maintain our status in relation to the rights to our properties and to pay the fees and expenses necessary to operate as a public company. We will also need more funds if the costs of the exploration of our mineral claims are greater than we have anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues. We will also need further financing if we decide to obtain additional mineral properties. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

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

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We plan to have our common stock quoted on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. We cannot provide our investors with any assurance that our common stock will be traded on the Over-the-Counter Bulletin Board or a listing service or stock exchange, if traded, that a public market will materialize. Further, the Over-the-Counter Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the Over-the-Counter Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we do establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

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

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2. Description of Property.

Office Space

Our executive and head office is located at Suite 239 – 280 Nelson Street, Vancouver, British Columbia, Canada V6B 2E2. Our office facility, which is approximately 150 square feet in size, is provided to us at no cost from Raymond Irvine, our President, Secretary, Treasurer and director. This lease is on a month-to-month basis. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. When and if we require additional space, we intend to move at that time.

Pioneer Extension Property

On November 10, 2004, we entered into an option agreement with Goldbridge Resources Ltd., which granted us the right to acquire a 50% interest in the Pioneer Extension Property in consideration for $22,500. The $22,500 was paid to Goldbridge Resources Ltd. in two installments, consisting of a payment of $11,250 upon the execution of the option agreement and a payment of $11,250 on February 10, 2005.

The term of the option agreement commenced on November 10, 2004, and extended for a period of 18 months until May 10, 2006. We extended the term of the option agreement by an additional twelve months until May 10, 2007 by paying Goldbridge Resources an additional $10,000 in September 2006. On May 9, 2007, we entered into a subsequent option agreement with Goldbridge Resources Ltd. which included similar terms to the option agreement dated November 10, 2004. The May 9, 2007 agreement granted us the right to acquire a 50% interest in the Pioneer Extension Property in consideration for $22,500. The first installment of $11,250 was paid to Goldbridge Resources Ltd. upon the execution of the agreement and the final payment of $11,250 was paid on November 13, 2007. To exercise the option and acquire the 50% interest in the property, we must make a minimum of $250,000 of expenditures on the Pioneer Extension Property on or before November 9, 2008.

Exploration History

To our knowledge, the following chart sets out a list of the previous owners of the Pioneer Extension Property. To our knowledge, no definite list of prior ownership exists for the Pioneer Extension Property.

Name of Company	Approximate Dates of Ownership

Pacific Eastern Gold Mines	1929 to 1944

Quebec Cartier Mines Limited	1944 to 1973

Richard J. Barclay	1973 to 1974

JTM Enterprises	1974

BRH Investments Ltd	1975

Pacific Northern Gold	1975

Gold Drop Mines	1976

JTM Enterprises/BRH Investments Ltd	1977 to 1984

Urban West Development Corp.	1984 to 1995

Palmer Industries (now Palmer Mineral Resources Ltd.)	1995 to 2001

Goldbridge Resources Inc.	2001 to present

Present Condition of the Property

We have not found any mineral deposits on the Pioneer Extension Property. We have no estimates and can make no assurances relating to whether any mineral deposits will be found on the Pioneer Extension Property.

Infrastructure

There is no infrastructure located on the Pioneer Extension Property other than a gravel road. A hydro connection exists in the nearby town of Bralorne. The town of Bralorne is located approximately 12 kilometers north of the Pioneer Extension Property.

Work Conducted on the Property

We have not conducted any work on the Pioneer Extension Property. We plan to begin a program of exploration on the Pioneer Extension Property when sufficient funds have been raised. We anticipate that any funds required will primarily be made through the private placement of our equity securities. We can offer no assurance, however, that we will be able to obtain the funds required to complete our proposed program of exploration. We anticipate that our program of exploration will consist of two stages and will cost approximately $252,000.

Current State of Exploration

We have not begun our exploration program, nor have we not found any mineral deposits on the Pioneer Extension Property. We have no estimates and can make no assurances relating to whether any deposits will be found on the Pioneer Extension Property.

Location and Description of Property

The Pioneer Extension Property is located in southwestern British Columbia, approximately 165 kilometers north-northeast of the city of Vancouver, British Columbia, in an area known as the Lillooet Mining Division. The Pioneer Extension Property is centered on latitude 50045'N, longitude 122045'W, map reference NTS 92J15 and 92J10 – Plate 2-1.

The Pioneer Extension Property consists of a total 81 mineral claims (54 Crown grants and 27 Crown fractions), consisting of approximately 1193.89 hectares. The claims are primarily situated along Cadwallader Creek. An extension of the claim group runs up Chism Creek to the southeast of the main body of the claims. The topography of the Pioneer Extension Property is characterized by steep relief with tree covered slopes that lie between the various creeks, which drain into Caldwallader Creek. The elevation of the Pioneer Extension Property ranges from 1200 meters to 1500 meters. The climate of the Lillooet Mining Division is characterized by warm, dry summers and cold winters.

Access to Property

Access to the Pioneer Extension Property, from the city of Vancouver, British Columbia is gained by taking Highway 99 for approximately 265 kilometers east to the city of Lillooet, followed by a road that continues for approximately 100 kilometers west towards the town of Bralorne and taking a graveled logging road, approximately 12 kilometers south.

Item 3. Legal Proceedings.

As of March 18, 2008, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is currently no trading market for our common stock.

As of March 18, 2008, there were 45 holders of record of our common stock. As of such date, 19,506,304 common shares of our company were issued and outstanding.

Dividend Policy

We have not declared or paid any cash dividends since our date of inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our common stock, we intend to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

Our company did not have an equity compensation plan as of March 18, 2008.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2007.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 4.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan of Operation

As of December 31, 2007, our company had cash of $21,808 and a working capital deficiency of $55,783. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

Estimated Expenses For the Next Twelve Month Period
Exploration Costs	$252,000
Employee and Consultant Compensation	$45,000
Professional Fees	$50,000
General and Administrative Expenses	$24,000
Total	$371,000

Exploration Costs

We anticipate on implementing a program of exploration within the next twelve months. We anticipate that our program of exploration will consist of two stages and will cost approximately $252,000. We anticipate that Stage 1 of our program of exploration will consist of: planning, consultation and implementation of our program of exploration, line cutting, seismic profiling, a orientation survey, a geophysical survey and the drafting of a report that will outlining our findings. We anticipate that Stage II of our program of exploration will consist of the planning, consultation and implementation of our program of exploration, a geo-physical a orientation survey, a geochemical survey, an anomaly investigation and the drafting of a report that will outline our findings.

Estimated Costs of our Program of Exploration

Stage I	Cost

The planning, consultation and implementation of our program of exploration	$10,000

Line cutting	$15,000

Seismic profiling	$15,000

Orientation survey	$6,000

Geo-physical survey	$70,000

Report	$10,000

Total	$126,000

Stage II

The planning, consultation and implementation of our program of exploration	$10,000

Geo-physical orientation survey	$6,000

Geochemical survey	$50,000

Anomaly investigations	$50,000

Report	$10,000

Total	$126,000

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $45,000.

Professional Fees

We incur on-going legal, accounting and audit fees necessary to comply with our reporting responsibilities as a public company with a class of securities registered under the Securities Exchange Act of 1934. We estimate that such expenses for the next twelve month period will be $50,000.

General and Administrative Expenses

We anticipate spending $24,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as property option payments, office supplies and office equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our company's principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests.

Capital Resources

As of December 31, 2007, we had a working capital deficiency of $55,783. We have suffered recurring losses from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company's cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require $371,000 over the next twelve month period to fund our operating cash shortfall. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Capital Expenditures

Other than as required under the terms of the option agreement with Goldbridge Resources Ltd., as of March 18, 2008, our company does not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), "Business Combinations". This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company's financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on our company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars and are prepared in conformity with generally accepted accounting principles of the United States.

It is the opinion of management that the audited financial statements for the fiscal year ended December 31, 2007 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm dated March 27, 2008;

Balance Sheets at December 31, 2007 and 2006;

Statements of Operations for the years ended December 31, 2007 and 2006 and accumulated from May 19, 2004 (Date of Inception) to December 31, 2007;

Statements of Cash Flows for the years ended December 31, 2007 and 2006 and accumulated from May 19, 2004 (Date of Inception) to December 31, 2007; and

Statements of Stockholders' Equity (Deficit) from May 19, 2004 (Date of Inception) to December 31, 2007; and

Notes to the Financial Statements.

Teckmine Industries Inc.
(An Exploration Stage Company)
December 31, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Teckmine Industries, Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Teckmine Industries, Inc. as of December 31, 2007 and 2006 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated from May 19, 2004 (Date of Inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teckmine Industries, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and accumulated from May 19, 2004 (Date of Inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency, has not generated any revenue and has incurred losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada

March 27, 2008

Teckmine Industries, Inc.
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	December 31,	December 31,
	2007	2006
	$	$

ASSETS

Current Assets

Cash	21,808	27,999
Prepaid expenses	–	154

Total Assets	21,808	28,153

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	5,194	2,100
Accrued liabilities	4,597	–
Due to related parties (Note 4(b))	67,800	–

Total Liabilities	77,591	2,100

Contingencies and Commitments (Note 1 and 3)

Stockholders’ Equity (Deficit)

Common Stock:
100,000,000 shares authorized, $0.001 par value;
19,506,304 shares issued and outstanding	19,506	19,506

Additional Paid-in Capital	52,553	52,553

Share Subscriptions Receivable	–	(130)

Donated Capital (Note 4(a))	32,250	23,250

Deficit Accumulated During the Exploration Stage	(160,092)	(69,126)

Total Stockholders’ Equity (Deficit)	(55,783)	26,053

Total Liabilities and Stockholders’ Equity (Deficit)	21,808	28,153

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated from	For the	For the
	May 19, 2004	Year	Year
	(Date of Inception)	Ended	Ended
	To December 31,	December 31,	December 31,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

General and administrative (Note 4(a))	100,406	63,780	18,443
Impairment of mineral property costs	55,000	22,500	10,000
Mineral property costs	4,686	4,686	–

Total Expenses	160,092	90,966	28,443

Net Loss	(160,092)	(90,966)	(28,443)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		19,506,304	19,410,000

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Accumulated from	For the	For the
	May 19, 2004	Year	Year
	(Date of Inception)	Ended	Ended
	to December 31,	December 31,	December 31,
	2007	2007	2006
	$	$	$
Operating Activities
Net loss for the period	(160,092)	(90,966)	(28,443)
Adjustment to reconcile net loss to cash used in
operating activities:
Donated services and expenses	32,250	9,000	9,000
Impairment of mineral property costs	55,000	22,500	10,000
Changes in operating assets and liabilities:
Prepaid expenses	–	154	5,196
Accounts payable	5,194	3,094	2,100
Accrued liabilities	4,597	4,597	(3,750)
Net Cash Used in Operating Activities	(63,051)	(51,621)	(5,897)
Investing Activities
Mineral property costs	(55,000)	(22,500)	(10,000)
Net Cash Used in Investing Activities	(55,000)	(22,500)	(10,000)
Financing Activities
Proceeds from issuance of common stock	75,809	130	18,629
Share issuance costs	(3,750)	–	–
Advances from related parties	67,800	67,800	–
Net Cash Flows Provided by Financing Activities	139,859	67,930	18,629
Increase (Decrease) In Cash	21,808	(6,191)	2,732
Cash – Beginning of Period	–	27,999	25,267
Cash – End of Period	21,808	21,808	27,999
Supplemental Disclosures
Interest paid		–	–
Income taxes paid		–	–

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
From May 19, 2004 (Date of inception) to December 31, 2007
(expressed in U.S. dollars)

							Deficit
							Accumulated
			Additional	Common	Share		During the
	Common Stock		Paid-in	Stock	Subscriptions	Donated	Exploration
	Shares	Amount	Capital	Subscribed	Receivable	Capital	Stage	Total
	#	$	$	$	$	$	$	$
Balance – May 19, 2004 (Date of
inception)	–	–	–	–	–	–	–	–
June 30, 2004 – Issuance of
common stock for cash at $0.001
per share	10,000,000	10,000	–	–	–	–	–	10,000
Common stock subscribed	–	–	–	33,625	–	–	–	33,625
Donated services and rent	–	–	–	–	–	5,250	–	5,250
Net loss for the period	–	–	–	–	–	–	(19,720)	(19,720)
Balance – December 31, 2004	10,000,000	10,000	–	33,625	–	5,250	(19,720)	29,155
June 30, 2005 – Issuance of
common stock at $0.005 per share	9,410,000	9,410	37,640	(33,625)	–	–	–	13,425
Share issuance costs	–	–	(3,750)	–	–	–	–	(3,750)
Donated services and rent	–	–	–	–	–	9,000	–	9,000
Net loss for the year	–	–	–	–	–	–	(20,963)	(20,963)
Balance – December 31, 2005	19,410,000	19,410	33,890	–	–	14,250	(40,683)	26,867
December 2006 – Issuance of
common stock at $0.20 per share	96,304	96	18,663	–	(130)	–	–	18,629
Donated services and rent	–	–	–	–	–	9,000	–	9,000
Net loss for the year	–	–	–	–	–	–	(28,443)	(28,443)
Balance – December 31, 2006	19,506,304	19,506	52,553	–	–	23,250	(69,126)	26,053
Proceeds from share subscriptions
receivable	–	–	–	–	130	–	–	130
Donated services and rent	–	–	–	–	–	9,000	–	9,000
Net loss for the year	–	–	–	–	–	–	(90,966)	(90,966)
Balance – December 31, 2007	19,506,304	19,506	52,553	–	–	32,250	(160,092)	(55,783)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2007, the Company has a working capital deficiency of $55,783, has not generated any revenue, and has accumulated losses of $160,092 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

During the next twelve months, the Company estimates its operating and working capital requirements to be $371,000. The Company will require significant additional financings in order to pursue exploration activities. There is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

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

	(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	(d)	Foreign Currency Translation

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

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(e)	Financial Instruments

The fair values of financial instruments, which consist of cash, accounts payable, accrued liabilities, and due to related parties approximate their carrying values due to the relatively short maturity of these instruments.

	(f)	Income Taxes

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

	(i)	Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

	(j)	Earnings Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

	(k)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2007 and 2006, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(l) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

The Company entered into an agreement dated November 10, 2004 whereby the Company was granted an option in consideration for $22,500 (paid) to acquire a 50% interest in a mineral property located in British Columbia, Canada. The Company may exercise the option by incurring a minimum of $250,000 of exploration expenditures on the property prior to May 10, 2006. In fiscal 2006, the Company negotiated to extend the terms of the agreement by a further 12 months by paying an additional $10,000. On May 9, 2007, the Company extended the terms of the mineral property option agreement by a further 18-month extension to November 9, 2008 by paying an additional $22,500. At December 31, 2007, the Company recognized an impairment of $22,500 (2006 - $10,000) as it had not yet been determined whether there are proven or probable reserves on the property.

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

4.	Related Party Transactions

(a)

During the year ended December 31, 2007, the Company recognized $6,000 (2006 - $6,000) for donated services at $500 per month and $3,000 (2006 - $3,000) for donated rent at $250 per month provided by the President of the Company.

(b)

As at December 31, 2007, the total amount of $67,800 (2006 - $Nil) is owed to the President of the Company, a director and two shareholders. The amounts due are non-interest bearing, unsecured and due on demand.

5.	Income Taxes

As at December 31, 2007, the Company has net operating losses carried forward of $68,156 available to offset taxable income in future years which begin expiring in fiscal 2024.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31,	December31,
	2007	2006
	$	$
Income tax recovery at statutory rate	30,928	9,671
Permanent differences	(3,060)	(3,060)
Valuation allowance change	(27,868)	(6,611)
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	December 31,	December31,
	2007	2006
	$	$
Deferred income tax assets:
Net operating losses carried forward	23,173	4,548
Mineral property costs	20,293	11,050
Valuation allowance	(43,466)	(15,598)
Net deferred income tax asset	–	–

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our President (who is acting as our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2007, the end of the year covered by this report, our President (who is acting as our principal executive officer, principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Raymond Irvine	President, Secretary, Treasurer and Director	42	Executive Officer: September 24, 2004 Director: June 25, 2004
Howard Dahl	Director	48	May 1, 2005

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Raymond Irvine

Raymond Irvine was appointed as our President, Secretary and Treasurer on September 24, 2004. He was appointed as a director on June 25, 2004. Since 1996, Mr. Irvine has been involved in finance and financial public relations as a self employed businessman where he has provided financial, investor relations and corporate finance consulting services to a number of public and private companies located in both Canada and the United States. Mr. Irvine acted as Vice President Corporate Development of Alta Natural Herbs & Supplements Inc., a public company, where he raised equity financings, coordinated investor relations and negotiated transactions. Mr. Irvine also acted as Senior Investor Relations Officer for South Duval Gold, a public company, where he raised financings and coordinated investor relations. Mr. Irvine currently spends approximately 15 hours per week providing services to our company, which represents approximately 33% of his weekly working hours. He spends the remainder of his working hours working on various other business endeavors.

Howard Dahl

Howard Dahl was appointed as a director on May 1, 2005. Mr. Dahl is an owner and operator of Innovative HVAC, a company that designs, installs and services geo-exchange systems and other mechanical systems for residential and commercial use. From October 2002 to December 2002, Mr. Dahl worked as an Engineer with Sialco Materials Ltd., where he was responsible for among other things, product research and development, quality control and production. From June 1997 to December 2002, Mr. Dahl was employed as an Engineer with Cominco Engineering Services Ltd., a wholly-owned subsidiary of Tech Cominco Ltd. His responsibilities included the supervision, control, training and direction of personnel invoiced in the construction, commissioning, operation and routine maintenance of a hydrometallogical demonstration plant. Mr. Dahl is a registered Professional Engineer in British Columbia. Mr. Dahl graduated with a Bachelor of Science in Chemistry from Simon Fraser University in 1991 and with a Bachelor of Science in Chemical Engineering from the University of Alberta in May, 1996. Mr. Dahl currently spends approximately 10 hours per week providing services to our company, which represents approximately 20% of his weekly working hours. He spends the remainder of his working hours working on various other business endeavors.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2007, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

Effective March 26, 2008, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's executive officers, as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our executive officers.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's President. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics is filed as Exhibit 14.1 to this annual report on Form 10-KSB. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Teckmine Industries, Inc., Suite 239 – 280 Nelson Street, Vancouver, British Columbia V6B 2E2, Canada.

Nomination Process

As of March 15, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-B. We have determined that Howard Dahl is a director who qualifies as "independent" as the term is used in Section 803 of the Amex Company Guide.

We believe that the two members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors, solely consisting of Ray Irvine and Howard Dahl. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Item 10. Executive Compensation.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2007, who we will collectively refer to as our named executive officers, of our company for the years ended December 31, 2007 and 2006, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualifie d Deferred Compen- sation Earnings ($)	Other Annual Compen- sation ($)(2)	Total ($)
Raymond Irvine (1)	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$9,000 $9,000	$9,000 $9,000

(1)	Raymond Irvine was appointed as our President, Secretary and Treasurer on September 24, 2004.

(2)

During the year ended December 31, 2007, our company recognized $6,000 (2006 - $6,000) for donated services at $500 per month and $3,000 (2006 - $3,000) for donated rent at $250 per month provided by Mr. Irvine.

Employment Agreements with our Named Executive Officers

We have not entered into any employment agreement or consulting agreements with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Stock Option Grants in 2007 to Named Executive Officers

From May 19, 2004, the date of inception, to our fiscal year ended December 31, 2007, we did not grant any stock options or stock appreciation rights to any of our directors or executive officers.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2007, there were no equity awards outstanding.

Aggregate Option Exercises in 2007 by Executive Officers

During the year ended December 31, 2007, no named executive officer held or exercised any stock options of our company.

Compensation of Directors

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. During the year ended December 31, 2007, no director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 18, 2008 certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to our shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Except as otherwise noted, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after March 18, 2008. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Raymond Irvine President, Secretary, Treasurer and Director Suite 239 – 280 Nelson Street Vancouver, British Columbia Canada	Common Shares	10,000,000	51.3%
Howard Dahl Director 811 Porteau Place North Vancouver, British Columbia Canada	Common Shares	1,650,000(1)	8.5%
Mark Wilkie(3) 14738 59th Ave. Surrey, British Columbia Canada	Common Shares	1,758,500	9.0%
Directors and Executive Officers as a group (2 persons)	Common Shares	11,650,000	59.7%

(1)	Based on 19,506,304 common shares issued and outstanding as of March 18, 2008.

(2)	Howard Dahl holds 825,000 common shares directly and 825,000 common shares are owned by Catherine Dahl, the wife of Howard Dahl.

(3)

Mark Wilkie holds 925,000 common shares directly. Mr. Wilkie disclaims beneficial ownership of 825,000 common shares owned by Laura Beaubier, 5,000 common shares owned by Peter Beaubier, 5,000 common shares owned by Rose Beaubier, 1,750 common shares owned by Vern Wilkie and 1,750 common shares owned by Ann Wilkie. Laura Beaubier is the wife of Mr. Wilkie, Peter Beaubier is the father-in-law of Mr. Wilkie, Rose Beaubier is the mother-in-law of Mr. Wilkie, Vern Wilkie is the father of Mr. Wilkie and Anne Wilkie is the mother of Mr. Wilkie.

Changes in Control

We are unaware of any contract or other arrangement that might result in a change of control of our company.

Equity Plan Compensation Information

Our company does not currently have a stock option plan or other form of equity plan.

Item 12. Certain Relationships and Related Transactions and Director Independence.

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our last fiscal year ended December 31, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

During the year ended December 31, 2007, we recognized $6,000 for donated services at $500 per month and $3,000 for donated rent at $250 per month provided by our President and director.

As at December 31, 2007, the total amount of $67,800 is owed to our President, a director and two shareholders. The amounts are non-interest bearing, unsecured and due on demand.

Corporate Governance

We currently act with two directors. Raymond Irvine is not considered independent due to his position as executive officer of our company but Howard Dahl satisfies the definition of "independent" as that term is defined in Section 803 of the Amex Company Guide.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our board of directors does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by our board of directors consisting of Raymond Irvine and Howard Dahl.

Item 13. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

The following Exhibits are filed with this Annual Report:

Exhibit	Description
Number

3.0	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)

10.0	Material Contracts

10.1	Option Agreement dated November 10, 2004, between Teckmine Industries, Inc. and GoldBridge Resources Ltd. (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)

10.2	Option Agreement dated May 9, 2007 between Teckmine Industries, Inc. and Goldbridge Resources Ltd. (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)

14.1*	Code of Ethics

23.0	Consents of Experts and Councils

31*	Section 302 Certification of Raymond Irvine, dated March 31, 2008

32*	Section 906 Certification of Raymond Irvine, dated March 31, 2008

*                 Filed herewith

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Manning Elliott LLP for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2007 and 2006, and for the reviews of the financial statements included in our company's quarterly reports on Form 10-QSB during the fiscal years ended December 31, 2007 and 2006 were $13,462 and $6,940, respectively.

Audit Related Fees

For the fiscal years ended December 31, 2007 and 2006, the aggregate fees billed for assurance related services by Manning Elliott LLP was $Nil.

Tax Fees

For the fiscal years ended December 31, 2007 and 2006, the aggregate fees billed for tax compliance by Manning Elliott LLP was $Nil.

All Other Fees

For the fiscal years ended December 31, 2007 and 2006, the aggregate fees billed by Manning Elliott LLP for other non-audit professional services, other than those services listed above, was $Nil.

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-B.

We believe that the two members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors, solely consisting of Ray Irvine and Howard Dahl. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

The board of directors has considered the nature and amount of the fees billed by Manning Elliott LLP and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Manning Elliott LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECKMINE INDUSTRIES, INC.

By: /s/ Raymond Irvine
Raymond Irvine
President, Secretary, Treasurer and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

Dated: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Raymond Irvine
Raymond Irvine
President, Secretary, Treasurer and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

Dated: March 31, 2008

By: /s/ Howard Dahl
Howard Dahl
Director

Dated: March 31, 2008