Form 10-Q
period 2008-03-31
TECKMINE INDUSTRIES INC.
filed 2008-05-19
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52745

TECKMINE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0534859
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 239 – 280 Nelson Street, Vancouver, British Columbia, Canada V6B 2E2
(Address of principal executive offices) (zip code)

778.737.0389
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [   ]

2

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

19,506,304 common shares issued and outstanding as of May 9, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Teckmine Industries, Inc.
(An Exploration Stage Company)
March 31, 2008
(Unaudited)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	March 31,	December 31,
	2008	2007
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	12,084	21,808

Total Assets	12,084	21,808

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	1,917	5,194
Accrued liabilities	11,710	4,597
Due to related parties (Note 4(b))	67,800	67,800

Total Liabilities	81,427	77,591

Contingencies and Commitments (Note 1 and 3)

Stockholders’ Equity (Deficit)

Common Stock:
100,000,000 shares authorized, $0.001 par value;
19,506,304 shares issued and outstanding	19,506	19,506

Additional Paid-in Capital	52,553	52,553

Donated Capital (Note 4(a))	34,500	32,250

Deficit Accumulated During the Exploration Stage	(175,902)	(160,092)

Total Stockholders’ Equity (Deficit)	(69,343)	(55,783)

Total Liabilities and Stockholders’ Equity (Deficit)	12,084	21,808

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the
	May 19, 2004	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to March 31,	March 31,	March 31,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses

General and administrative (Note 4(a))	116,216	15,810	11,303
Impairment of mineral property costs	55,000	–	–
Mineral property costs	4,686	–	–

Total Expenses	175,902	15,810	11,303

Net Loss	(175,902)	(15,810)	(11,303)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		19,506,304	19,506,304

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	$	$

Operating Activities

Net loss for the period	(15,810)	(11,303)

Adjustment to reconcile net loss to cash used in operating activities:
Donated services and rent	2,250	2,250

Changes in operating assets and liabilities:
Prepaid expenses	–	154
Accounts payable	(3,277)	–
Accrued liabilities	7,113	4,270

Net Cash Used in Operating Activities	(9,724)	(4,629)

Financing Activities

Proceeds from issuance of common stock	–	130

Net Cash Flows Provided by Financing Activities	–	130

Increase (Decrease) In Cash	(9,724)	(4,499)

Cash – Beginning of Period	21,808	27,999

Cash – End of Period	12,084	23,500

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on May 19, 2004. The Company has an option to acquire a 50% interest in a mineral property located in British Columbia, Canada. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2008, the Company has a working capital deficiency of $69,343, has not generated any revenue, and has accumulated losses of $175,902 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

During the next twelve months, the Company estimates its operating and working capital requirements to be $365,000. The Company will require significant additional financings in order to pursue exploration activities. There is no assurance that the Company will be able to obtain the necessary financings to complete its objectives

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

	(f)	Financial Instruments

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

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(k)	Earnings Per Share

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

	(l)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2008 and 2007, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

	(m)	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

(m) Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

3.	Mineral Property

The Company entered into an agreement dated November 10, 2004 whereby the Company was granted an option in consideration for $22,500 (paid) to acquire a 50% interest in a mineral property located in British Columbia, Canada. The Company may exercise the option by incurring a minimum of $250,000 of exploration expenditures on the property prior to May 10, 2006. In fiscal 2006, the Company negotiated to extend the terms of the agreement by a further 12 months by paying an additional $10,000. On May 9, 2007, the Company extended the terms of the mineral property option agreement a further 18 month extension to November 9, 2008 by paying an additional $22,500. As at December 31, 2007, the Company recognized an impairment of $22,500 (2006 - $10,000) as it had not yet been determined whether there are proven or probable reserves on the property

4.	Related Party Transactions

(a)

During the three months ended March 31, 2008, the Company recognized $1,500 (2007 - $1,500) for donated services at $500 per month and $750 (2007 - $750) for donated rent at $250 per month provided by the President of the Company.

(b)

As at March 31, 2008, the total amount of $67,800 (December 31, 2007 - $67,800) is owed to the President of the Company, a director and two shareholders. The amounts due are non-interest bearing, unsecured and due on demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

          Our principal executive offices are located at Suite 239 – 280 Nelson Street, Vancouver, British Columbia, Canada V6B 2E2. Our telephone number is 778-737-0389.

Results of Operations

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

          There are no material changes in our results of operations as our results of operations are consistent with past periods. We did not generate or realize any revenues from our business operations and our expenses are related to complying with our obligations as a reporting company under the Securities Exchange Act of 1934. These expenses consist primarily of professional fees relating to the preparation of our financial statements and completed our annual report, quarterly report and current report filings with the Securities and Exchange Commission.

          During the three months ended March 31, 2008, we incurred expenses of $15,810 compared to $11,303 during the three months ended March 31, 2007. We have not generated any revenue since our inception.

          As of March 31, 2008, our company had cash of $12,084 and a working capital deficit of $69,343. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

Estimated Expenses For the Next Twelve Month Period
Exploration Costs	$246,000
Employee and Consultant Compensation	$45,000
Professional Fees	$50,000
General and Administrative Expenses	$24,000
Total	$365,000

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

General and Administrative Expenses

We anticipate spending $24,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as office supplies, filing fees and transfer agent fees following the appointment of our transfer agent.

Liquidity and Capital Resources

          We had cash of $12,084 as of March 31, 2008 compared to cash of $21,808 as of December 31, 2007. We had a working capital deficit of $69,343 as of March 31, 2008 compared to working capital deficit of $55,783 as of December 31, 2007. We have suffered recurring losses from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

          Management believes that our company's cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require $365,000 over the next twelve month period to fund our plan of operations and at least $69,343 to eliminate our working capital deficiency. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

Operating Activities

          Operating activities used cash of $9,724 during the three months ended March 31, 2008 as compared to $4,629 during the three months ended March 31, 2007.

Financing Activities

          Financing activities provided cash of $Nil during the three months ended March 31, 2008 as compared to $130 during the three months ended March 31, 2007. Cash provided from financing activities during the three months ended March 31, 2007 resulted from the issuance of common shares.

Investing Activities

          Investing activities provided cash of $Nil during the three months ended March 31, 2007 and 2008.

Going Concern

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

          Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended December 31, 2007, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Recent Accounting Pronouncements

          In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. Our company is currently evaluating the impact of SFAS No. 161 on our financial statements, and the adoption of this statement is not expected to have a material effect on our company’s financial statements.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations". This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company's financial statements.

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

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement did not have a material effect on our company's financial statements.

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on our company's financial statements.

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

          We have not generated any revenues since our date of inception and we will continue to incur operating expenses without revenues until we engage in commercial operations. Our net loss for the three month period ended March 31, 2008 was $15,810 and was $90,966 for the year ended December 31, 2007. We had cash in the amount of $12,084 as at March 31, 2008 and $21,808 as at December 31, 2007. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $30,500 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on our audited financial statements, dated March 27, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          Not Applicable

Item 4T. Controls and Procedures.

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our chief executive officer and chief financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          As of March 31, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is acting as our chief executive officer and chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our chief executive officer and chief financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

          There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

          We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

Item 5. Other Information

          None.

Item 6. Exhibits.

Exhibit	Description
Number

3.0	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)

10.0	Material Contracts

10.1	Option Agreement dated May 9, 2007 between Teckmine Industries, Inc. and Goldbridge Resources Ltd. (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Raymond Irvine

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECKMINE INDUSTRIES, INC.

/s/ Raymond Irvine
By: Raymond Irvine
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: May 19, 2008