Form 10-Q
period 2008-06-30
TECKMINE INDUSTRIES INC.
filed 2008-08-14
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

19,506,304 common shares issued and outstanding as of August 1, 2008

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Teckmine Industries Inc.
(An Exploration Stage Company)
June 30, 2008
(unaudited)

Index

Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Teckmine Industries, Inc.
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	June 30, 2008 $	December 31, 2007 $
	(unaudited)
ASSETS

Current Assets

Cash	14,496	21,808

Total Assets	14,496	21,808

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	10,624	5,194
Accrued liabilities	2,314	4,597
Due to related parties (Note 4(b))	85,499	67,800

Total Liabilities	98,437	77,591

Contingencies and Commitments (Note 1 and 3)

Stockholders’ Deficit

Common stock: 100,000,000 shares authorized, $0.001 par value; 19,506,304 shares issued and outstanding	19,506	19,506

Additional paid-in capital	52,553	52,553

Donated capital (Note 4(a))	36,750	32,250

Deficit accumulated during the exploration stage	(192,750)	(160,092)

Total Stockholders’ Deficit	(83,941)	(55,783)

Total Liabilities and Stockholders’ Deficit	14,496	21,808

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	May 19, 2004	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	To June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative (Note 4(a))	133,064	16,848	24,289	32,658	35,592
Impairment of mineral property costs	55,000	–	11,996	–	11,996
Mineral property costs	4,686	–	–	–	–
Total Expenses	192,750	16,848	36,285	32,658	47,588
Net Loss	(192,750)	(16,848)	(36,285)	(32,658)	(47,588)

Net Loss Per Share – Basic and Diluted		–	–	–	–
Weighted Average Shares Outstanding		19,506,304	19,506,304	19,506,304	19,506,304

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2008 $	2007 $

Operating Activities

Net loss for the period	(32,658)	(47,588)

Adjustment to reconcile net loss to cash used in operating activities:
Donated services and rent	4,500	4,500
Impairment of mineral property costs	–	11,996

Changes in operating assets and liabilities:
Prepaid expenses	–	154
Accounts payable	5,430	–
Accrued liabilities	(2,283)	12,863

Net Cash Used in Operating Activities	(25,011)	(18,075)

Investing Activities

Mineral property costs	–	(11,996)

Net Cash Flows Used in Investing Activities	–	(11,996)

Financing Activities

Advances from related parties	17,699	13,200
Proceeds from issuance of common stock	–	130

Net Cash Flows Provided by Financing Activities	17,699	13,330

Decrease In Cash	(7,312)	(16,741)

Cash – Beginning of Period	21,808	27,999

Cash – End of Period	14,496	11,258

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2008, the Company has a working capital deficiency of $83,941, has not generated any revenue, and has accumulated losses of $192,750 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
(expressed in U.S. dollars)
(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

(e)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

(l)

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2008 and 2007, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

(m)

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

3.

Mineral Property

The Company entered into an agreement dated November 10, 2004 whereby the Company was granted an option in consideration for $22,500 (paid) to acquire a 50% interest in a mineral property located in British Columbia, Canada. The Company may exercise the option by incurring a minimum of $250,000 of exploration expenditures on the property prior to May 10, 2006. In fiscal 2006, the Company negotiated to extend the terms of the agreement by a further 12 months by paying an additional $10,000. On May 9, 2007, the Company extended the terms of the mineral property option agreement for a further 18-month extension to November 9, 2008 by paying an additional $22,500. As at December 31, 2007, the Company recognized an impairment of $22,500 (2006 - $10,000) as it had not yet been determined whether there are proven or probable reserves on the property

4.

Related Party Transactions

(a)

For the six months ended June 30, 2008, the Company recognized $3,000 (2007 - $3,000) for donated services at $500 per month and $1,500 (2007 - $1,500) for donated rent at $250 per month provided by the President of the Company.

(b)

As at June 30, 2008, the total amount of $85,499 (December 31, 2007 - $67,800) is owed to the President of the Company, a director and two shareholders. The amounts due are non-interest bearing, unsecured and due on demand.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed in this quarterly report, particularly in the section entitled “Risk Factors”.  In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “Teckmine” mean Teckmine Industries, Inc., unless otherwise indicated.

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

Mineral property exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration.  We have not yet commenced the initial phase of exploration on the Pioneer Extension Property.  Once we complete each phase of exploration, we will make a decision as to whether or not we will proceed with each successive phase based upon the analysis of the results of that program.  Our board of directors will make these decisions based upon the recommendations of the independent geologist who will oversee the program and record the results.

Our principal executive offices are located at Suite 239 – 280 Nelson Street, Vancouver, British Columbia, Canada V6B 2E2.  Our telephone number is (778) 737-0389.

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

During the three months ended June 30, 2008, we incurred expenses of $16,848 compared to $36,285 during the three months ended June 30, 2007.  The decrease in expenses during the three months ended June 30, 2008 resulted from decreased professional fees and because our company incurred an impairment of mineral property costs amounting to $11,996 during the three months ended June 30, 2007.  We have not generated any revenue since our inception.

During the six months ended June 30, 2008, we incurred expenses of $32,658 compared to $47,588 during the six months ended June 30, 2007.

As of June 30, 2008, our company had cash of $14,496 and a working capital deficit of $83,941.  We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

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

General and Administrative Expenses

We anticipate spending $24,000 on general and administrative costs in the next twelve month period.  Management anticipates these costs will primarily consist of expenses such as office supplies, filing fees and transfer agent fees following the appointment of our transfer agent.

Liquidity and Capital Resources

We had cash of $14,496 as of June 30, 2008 compared to cash of $21,808 as of December 31, 2007.  We had a working capital deficit of $83,941 as of June 30, 2008 compared to working capital deficit of $55,783 as of December 31, 2007.  We have suffered recurring losses from inception.  The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash balance will not be sufficient to meet our working capital requirements for the next twelve month period.  We estimate that we will require $365,000 over the next twelve month period to fund our plan of operations and at least $83,941 to eliminate our working capital deficiency.  Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities.  There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

Operating Activities

Operating activities used cash of $25,011 during the six months ended June 30, 2008 as compared to $18,075 during the six months ended June 30, 2007.

Financing Activities

Financing activities provided cash of $17,699 during the six months ended June 30, 2008 as compared to $13,330 during the six months ended June 30, 2007.  Cash provided from financing activities during the six months ended June 30,

2008 resulted from advances from related parties whereas cash provided from financing activities during the six months ended June 30, 2007 resulted from the issuance of common shares.

Investing Activities

Investing activities provided cash of $nil during the six months ended June 30, 2008 and an impairment of mineral property costs used cash of $11,996 during the six months ended June 30, 2007.

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

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Mineral Property Costs

We have been in the exploration stage since our formation on May 19, 2004 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. Our company assesses the carrying costs for impairment under SFAS No.144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-

management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement did not have a material effect on our company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on our company’s future reported financial position or results of operations.

RISK FACTORS

An investment in our common stock involves a number of very significant risks.  You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating our company and our business before purchasing shares of our company’s common stock.  Our business, operating results and financial condition could be seriously harmed due to any of the following risks.  You could lose all or part of your investment due to any of these risks.

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

We have not generated any revenues since our date of inception and we will continue to incur operating expenses without revenues until we engage in commercial operations.  Our net loss for the six month period ended June 30, 2008 was $32,658 and was $90,966 for the year ended December 31, 2007.  We had cash in the amount of $14,496 as at June 30, 2008 and $21,808 as at December 31, 2007.  We currently do not have any operations and we have no income.  We estimate our average monthly operating expenses to be approximately $30,500 each month.  We cannot provide assurances that we will be able to successfully explore and develop our business.  These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated March 27, 2008.  If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States.  In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States.  As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.  Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

Our directors and officers are engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

Our two directors and officers are involved in other business activities.  Raymond Irvine, our president, secretary, treasurer and a director, spends approximately 15 hours, or 33%, of his business time on the management of our company and Howard Dahl, a director, spends approximately 10 hours, or 20%, of his business time on the management of our company.  As a result of their other business endeavors, Mr. Irvine and Mr. Dahl may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues.  In addition, the management of our company may be periodically interrupted or delayed as a result of Mr. Irvine’s or Mr. Dahl’s other business interests.

Risks Associated with our Common Stock

Our common stock is illiquid and shareholders may be unable to sell their shares.

Our common stock is currently quoted on the OTC Bulletin Board.  There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop.  If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment.  Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially.  In addition, stock prices for junior mining companies fluctuate widely for reasons that may be unrelated to their operating results.  These fluctuations may adversely affect the trading price of our common shares.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to ever pay any cash dividends.  To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend.  Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price.  This may never happen and investors may lose all of their investment in our company.

Our stock is a penny stock.  Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations, which may limit a shareholder’s ability to buy and sell our stock.

Our stock is a penny stock.  The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4T.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our chief executive officer and chief financial officer) to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is acting as our chief executive officer and chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president (who is acting as our chief executive officer and chief financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description
3.0	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
10.0	Material Contracts
10.1	Option Agreement dated May 9, 2007 between Teckmine Industries, Inc. and Goldbridge Resources Ltd. (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Raymond Irvine
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

•

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
Dated:  August 14, 2008