Form 10-Q
period 2008-09-30
TECKMINE INDUSTRIES INC.
filed 2008-11-14
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes [ x ]     No [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ x ]     No [     ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

19,506,304 common shares issued and outstanding as of November 5, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Teckmine Industries, Inc.
(An Exploration Stage Company)
September 30, 2008
(unaudited)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	September 30,	December 31,
	2008	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	7,306	21,808
Total Assets	7,306	21,808

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	4,038	5,194
Accrued liabilities	2,323	4,597
Due to related parties (Note 4(b))	84,824	67,800
Total Liabilities	91,185	77,591
Contingencies and Commitments (Note 1 and 3)
Stockholders’ Deficit
Common stock:
100,000,000 shares authorized, $0.001 par value;
19,506,304 shares issued and outstanding	19,506	19,506
Additional paid-in capital	52,553	52,553
Donated capital (Note 4(a))	39,000	32,250
Deficit accumulated during the exploration stage	(194,938)	(160,092)
Total Stockholders’ Deficit	(83,879)	(55,783)
Total Liabilities and Stockholders’ Deficit	7,306	21,808

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	May 19, 2004	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	To September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative (Note 4(a))	135,252	2,188	16,424	34,846	52,016
Impairment of mineral property costs	55,000	–	–	–	11,250
Mineral property costs	4,686	–	–	–	746

Total Expenses	194,938	2,188	16,424	34,846	64,012

Net Loss	(194,938)	(2,188)	(16,424)	(34,846)	(64,012)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		19,506,304	19,506,304	19,506,304	19,506,304

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	$	$
Operating Activities
Net loss for the period	(34,846)	(64,012)
Adjustments to reconcile net loss to cash used in
operating activities:
Donated services and rent	6,750	6,750
Foreign currency translation gain	(675)	–
Impairment of mineral property costs	–	11,250
Changes in operating assets and liabilities:
Prepaid expenses	–	154
Accounts payable	(1,156)	3,300
Accrued liabilities	(2,274)	6,703
Net Cash Used in Operating Activities	(32,201)	(35,855)
Investing Activities
Mineral property costs	–	(11,250)
Net Cash Flows Used in Investing Activities	–	(11,250)
Financing Activities
Advances from related parties	17,699	19,800
Proceeds from issuance of common stock	–	130
Net Cash Flows Provided by Financing Activities	17,699	19,930
Decrease In Cash	(14,502)	(27,175)
Cash – Beginning of Period	21,808	27,999
Cash – End of Period	7,306	824
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on May 19, 2004. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2008, the Company has a working capital deficiency of $83,879, has not generated any revenue, and has accumulated losses of $194,938 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

During the next twelve months, the Company estimates its operating and working capital requirements to be $162,879. There is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

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

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2008 and 2007, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

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

The Company entered into an agreement dated November 10, 2004 whereby the Company was granted an option in consideration for $22,500 (paid) to acquire a 50% interest in a mineral property located in British Columbia, Canada. The Company may exercise the option by incurring a minimum of $250,000 of exploration expenditures on the property prior to May 10, 2006. In fiscal 2006, the Company negotiated to extend the terms of the agreement by a further 12 months by paying an additional $10,000. On May 9, 2007, the Company extended the terms of the mineral property option agreement a further 18-month extension to November 9, 2008 by paying an additional $22,500. As at December 31, 2007, the Company recognized an impairment of $22,500 (2006 - $10,000) as it had not yet been determined whether there are proven or probable reserves on the property. On November 10, 2008, the Company decided not to renew the option agreement due to the difficult economic environment.

4.	Related Party Transactions

(a)

For the nine months ended September 30, 2008, the Company recognized $4,500 (2007 - $4,500) for donated services at $500 per month and $2,250 (2007 - $2,250) for donated rent at $250 per month provided by the President of the Company.

(b)

As at September 30, 2008, the total amount of $84,824 (December 31, 2007 - $67,800) is owed to the President of the Company, a director and two shareholders. The amounts due are non-interest bearing, unsecured and due on demand.

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

Corporate History

     Following incorporation, we conducted business as an exploration stage company engaged in the acquisition and exploration of mineral resource properties. On November 10, 2004, we entered into an option agreement with Goldbridge Resources Ltd. which gave us the right to acquire a 50% interest in the Pioneer Extension Property, located approximately 165 kilometers north-northeast of the city of Vancouver, British Columbia in an area known as the Lillooet Mining Division. We were unable to raise the financing necessary to carry out the recommended exploration program and results from other exploration programs on neighboring areas showed uneconomic mineralization. In addition, the current financial crises and related liquidity problems have made capital raising increasingly difficult for exploration stage mining companies to obtain the financing necessary to undertake exploration programs.

     As a result of these factors, our company has decided to not renew the option agreement of the Pioneer Extension Property with Goldbridge Resources and the option on our sole property lapsed on November 10, 2008. As of the date hereof, we do not own any property interests.

     We are currently seeking suitable opportunities with established business entities for the merger or other form of business combination with our company. Although our company was not successful in raising the funds to explore the Pioneer Extension Property, we may identify target companies which hold alternate mineral properties which are suitable for exploration and development. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. Although we are searching for such opportunities, we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation and enter into such an agreement. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Even if we are able to enter into a business opportunity and obtain the necessary funding, there is no assurance that any revenues would be generated by us or that revenues generated would be sufficient to provide a return to investors.

Results of Operations

     There were no material changes in our results of operations as our results of operations were consistent with past periods. We did not generate or realize any revenues from our business operations and our expenses were related to complying with our obligations as a reporting company under the Securities Exchange Act of 1934. These expenses consisted primarily of professional fees relating to the preparation of our financial statements and completion of our annual report, quarterly reports and current reports filings with the Securities and Exchange Commission.

     During the three months ended September 30, 2008, we incurred expenses of $2,188 compared to $16,424 during the three months ended September 30, 2007. The decrease in expenses during the three months ended September 30, 2008 resulted from decreased professional fees. We have not generated any revenue since our inception.

     During the nine months ended September 30, 2008, we incurred expenses of $34,846 compared to $64,012 during the nine months ended September 30, 2007. The decrease in expenses during the nine months ended September 30, 2008 resulted from decreased professional fees and the fact that the nine months ended September 30, 2007 included $11,250 in impairment of mineral property costs.

     As of September 30, 2008, our company had cash of $7,306 and a working capital deficit of $83,879. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

1.	$15,000 in connection with our company locating, evaluating and negotiating potential business opportunities;

2.	$40,000 for operating expenses, including professional legal and accounting expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934; and

3.	$24,000 for management and administrative costs.

We will incur additional expenses if we are successful in entering into an agreement to acquire a suitable business opportunity. If we enter into such an agreement, we anticipate that we will require significant funds to develop the business in addition to any acquisition costs. It is not possible to estimate such funding requirements until such time as we enter into a business combination.

Liquidity and Capital Resources

     We had cash of $7,306 as of September 30, 2008 compared to cash of $21,808 as of December 31, 2007. We had a working capital deficit of $83,879 as of September 30, 2008 compared to working capital deficit of $55,783 as of December 31, 2007. We have suffered recurring losses from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

     Management believes that our company’s cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require $79,000 over the next twelve month period and at least $83,879 to eliminate our working capital deficiency, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

     In addition to the issues set out above regarding our ability to raise capital, global economies are currently undergoing a period of economic uncertainty related to the tightening of credit markets worldwide. This has resulted in numerous adverse effects, including unprecedented volatility in financial markets and stock prices, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, increased unemployment, liquidity concerns and volatile but generally declining energy prices. We anticipate that the current economic conditions and the credit shortage will adversely impact our ability to raise financing. In addition, if the future economic environment continues to be less favorable than it has been in recent years, we may experience difficulty in locating a suitable business opportunity to acquire or enter into a business combination.

Operating Activities

     Operating activities used cash of $32,201 during the nine months ended September 30, 2008 as compared to $35,855 during the nine months ended September 30, 2007.

Financing Activities

     Financing activities provided cash of $17,699 during the nine months ended September 30, 2008 as compared to $19,930 during the nine months ended September 30, 2007. Cash provided from financing activities during the nine months ended September 30, 2008 resulted from advances from related parties whereas cash provided from financing activities during the nine months ended September 30, 2007 resulted from the issuance of common shares.

Investing Activities

     Investing activities provided cash of $nil during the nine months ended September 30, 2008 and an impairment of mineral property costs used cash of $11,250 during the nine months ended September 30, 2007.

Going Concern

     There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, entering into a suitable business opportunity and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

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

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement did not have a material effect on our company’s financial statements.

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

Risks Related to our Business

We currently do not generate revenues, and as a result, we face a high risk of business failure.

     We do not hold an interest in any business and we have not generated any revenues to date. In order to generate revenues, we will incur substantial expenses in the location, acquisition and development of a prospective business opportunity. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

We have a history of losses and have a deficit, which raises substantial doubt about our ability to continue as a going concern.

     We have not generated any revenues since our date of inception and we will continue to incur operating expenses without revenues until we engage in commercial operations. Our net loss for the nine month period ended September 30, 2008 was $34,846 and was $90,966 for the year ended December 31, 2007. We had cash in the amount of $7,306 as at September 30, 2008 and $21,808 as at December 31, 2007. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $6,500 each month. We cannot provide assurances that we will be able to successfully identify and develop a viable business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated March 27, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Our future is dependent upon our ability to obtain financing and if we do not obtain such financing, our business may fail and investors could lose their entire investment.

     There is no assurance that we will operate profitably or will generate positive cash flow in the future. We will require additional financing in order to proceed with identifying and acquiring a suitable business opportunity. We will also require additional financing for the fees and expenses necessary to operate as a public company. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

The worldwide macroeconomic downturn may reduce the ability of our company to obtain the financing necessary to continue our business and may reduce the number of viable businesses that we may wish to acquire.

     In 2008, there has been a downturn in general worldwide economic conditions due to many factors, including the effects of the subprime lending and general credit market crises, volatile but generally declining energy costs, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. In addition, these macroeconomic effects, including the resulting recession in various countries and slowing of the global economy, will likely result in decreased business opportunities as potential target companies face increased financial hardship. Tightening credit and liquidity issues will also result in increased difficulties for our company to raise capital for our continued operations and to consummate a business opportunity with a viable business.

Because we may never earn revenues from our operations, our business may fail.

     We anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to identify a suitable business opportunity, consummate a business combination, and generate significant revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

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

     As of September 30, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is acting as our chief executive officer and chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our chief executive officer and chief financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

     There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information

     None.

Item 6. Exhibits.

Exhibit	Description
Number
3.0	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
10.0	Material Contracts
10.1	Option Agreement dated May 9, 2007 between Teckmine Industries, Inc. and Goldbridge Resources Ltd. (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Raymond Irvine
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Raymond Irvine

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECKMINE INDUSTRIES, INC.

/s/ Raymond Irvine
Raymond Irvine
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: November 14, 2008