Form 10-K
period 2008-12-31
TECKMINE INDUSTRIES INC.
filed 2009-04-01
CIK 1398702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 ☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

 ☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-52745

TECKMINE INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0534859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 239 – 280 Nelson Street, Vancouver, British Columbia	V6B 2E2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 778.737.0389

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,571,261 based on a price of $0.20 per share.  The common shares of the Issuer have not traded to date.  As a result, aggregate market value has been determined by the issue price per share of the last private placement of the Issuer, whereby 96,304 common shares were issued at $0.20 per share between November 6, 2006 and December 31, 2006.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 19,506,304 shares of common stock as of March 26, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  Not Applicable

PART I

Forward Looking Statements.

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A “Risk Factors” commencing on page 6 of this report, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Teckmine Industries, Inc.

ITEM 1.  BUSINESS

We were incorporated in the state of Nevada on May 19, 2004. Our executive and head office is located at Suite 239 – 280 Nelson Street, Vancouver, British Columbia, Canada V6B 2E2. The telephone number of our executive and head office is 778.737.0389.

Current Business

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

The term of the option agreement commenced on November 10, 2004, and extended for a period of 18 months until May 10, 2006. We extended the term of the option agreement by an additional twelve months until May 10, 2007 by paying Goldbridge Resources an additional $10,000 in September 2006. On May 9, 2007, we entered into a subsequent option agreement with Goldbridge Resources Ltd. which included similar terms to the option agreement dated November 10, 2004. The May 9, 2007 agreement granted us the right to acquire a 50% interest in the Pioneer Extension Property in consideration for $22,500. The first installment of $11,250 was paid to Goldbridge Resources Ltd. upon the execution of the agreement and the final payment of $11,250 was paid on November 13, 2007. To exercise the option and acquire the 50% interest in the property, we had to make a minimum of $250,000 of expenditures on the Pioneer Extension Property on or before November 9, 2008.

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

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officer and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

As of the date hereof, management has not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

We are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a suitable business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Competition

We are a company seeking prospective business opportunities.  We compete with other companies for both the acquisition of prospective businesses and the financing necessary to develop such businesses.

Employees

Our company is currently operated by Raymond Irvine as our president, secretary, treasurer and director.  We anticipate that we will be conducting most of our business through agreements with consultants and third parties. Raymond Irvine does not have an employment agreement with us.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A. RISK FACTORS

Risks Related to our Business

Much of the information included in this annual report includes or is based upon estimates, projections or other forward looking statements. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other forward looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward looking statements.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash in the amount of $10,054 and a working capital deficit of $85,111 as of December 31, 2008. We do not have sufficient funds to independently finance the acquisition of suitable business opportunities, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate and acquire suitable business opportunities. Obtaining additional financing is subject to a number of factors, including market acceptance of projects, investor acceptance of any business opportunity we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

We currently do not generate revenues, and as a result, we face a high risk of business failure.

We do not hold an interest in any business or revenue generating property. From the date of our incorporation, we have primarily focused on the location and acquisition of mineral and oil and gas properties. We have not generated any revenues to date. In order to generate revenues, we will incur substantial expenses in the location, acquisition and development of a prospective property or the acquisition of a suitable business. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

The worldwide macroeconomic downturn may reduce the ability of our company to obtain the financing necessary to continue our business and may reduce the number of viable businesses that we may wish to acquire.

In 2008 and 2009, there has been a downturn in general worldwide economic conditions due to many factors, including the effects of the subprime lending and general credit market crises, volatile but generally declining energy costs, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. In addition, these macroeconomic effects, including the resulting recession in various countries and slowing of the global economy, will likely result in decreased business opportunities as potential target companies face increased financial hardship. Tightening credit and liquidity issues will also result in increased difficulties for our company to raise capital for our continued operations and to consummate a business opportunity with a viable business.

We have identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2008.  These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at December 31, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as at December 31, 2008. Specifically, they concluded that six material weaknesses existed as at December 31, 2008 which are set out in Item 9A under the heading “Management’s Report on Internal Control Over Financial Reporting”. Although we intend to remediate such material weaknesses as set out in Item 9A, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

If we are unable to hire and retain key personnel, we may not be able to implement our plan of operation and our business may fail.

Our success will be largely dependent on our ability to hire and retain highly qualified personnel. This is particularly true in the highly technical businesses of mineral and oil and gas exploration. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or we may fail to retain such employees after they are hired.

At present, we have not hired any key personnel. Our failure to hire key personnel when needed will have a significant negative effect on our business.

Our directors and sole officer are engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

Our two directors and sole officer are involved in other business activities. Raymond Irvine, our president, secretary, treasurer and a director, spends approximately 15 hours, or 33%, of his business time on the management of our company and Howard Dahl, a director, spends approximately 10 hours, or 20%, of his business time on the management of our company. As a result of their other business endeavors, Mr. Irvine and Mr. Dahl may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of Mr. Irvine’s or Mr. Dahl’s other business interests.

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently no market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. In addition, stock prices for junior mining and oil and gas companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations may adversely affect the trading price of our common shares.

Penny stock rules will limit the ability of our stockholders to sell their stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized  risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

ITEM 2.

PROPERTIES.

Executive Offices

Our principal office is located at Suite 239 – 280 Nelson Street, Vancouver British Columbia V6B 2E2.  Our office facility, which is approximately 150 square feet in size, is provided to us at no cost from Raymond Irvine, our President, Secretary, Treasurer and director. This lease is on a month-to-month basis. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. When and if we require additional space, we intend to move at that time.

ITEM 3.  LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

There is currently no trading market for our common stock.

Holders of our Common Stock

As of March 26, 2009, there were 46 holders of record of our common stock. As of such date, 19,506,304 common shares of our company were issued and outstanding.

Pacific Stock Transfer Company is the registrar and transfer agent for our common shares. Their address is 500 E. Warm Springs Road, Suite 240, Las Vegas, NV  89119 Telephone: (702) 361-3033; Facsimile: (702) 433-1979.

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

We did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended December 31, 2008.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2008.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

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

During the year ended December 31, 2008, we incurred expenses of $38,328 compared to $90,966 during the year ended December 31, 2007.  The decrease in expenses during the year ended December 31, 2008 resulted from a $25,452 decrease in general and administrative expenses and the fact that our company incurred an impairment of mineral property costs of $22,500 during the year ended December 31, 2007.  The decrease in general and administrative expenses largely consisted of decreased professional fees as compared to the year ended December 31, 2007 in which we filed a registration statement with the Securities and Exchange Commission.  We have not generated any revenue since our inception.

As of December 31, 2008, our company had cash of $10,054 and a working capital deficit of $85,111.  We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

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

Liquidity and Capital Resources

We had cash of $10,054 as of December 31, 2008 compared to cash of $21,808 as of December 31, 2007.  We had a working capital deficit of $85,111 as of December 31, 2008 compared to working capital deficit of $55,783 as of December 31, 2007.  We have suffered recurring losses from inception.  The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash balance will not be sufficient to meet our working capital requirements for the next twelve month period.  We estimate that we will require $79,000 over the next twelve month period and at least $85,111 to eliminate our working capital deficiency, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities.  There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Operating Activities

Operating activities used cash of $32,279 during the year ended December 31, 2008 as compared to $51,621 during the year ended December 31, 2007.

Financing Activities

Financing activities provided cash of $20,525 during the year ended December 31, 2008 as compared to $67,930 during the year ended December 31, 2007.  Cash provided from financing activities during the year ended December 31, 2008 resulted from advances from related parties and cash provided from financing activities during the year ended December 31, 2007 resulted primarily from advances from related parties and, to a lesser extent, the issuance of common shares.

Investing Activities

Investing activities provided cash of $Nil during the year ended December 31, 2008 as compared to using cash of $22,500 during the year ended December 31, 2007 as a result of mineral property costs.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year ended December 31, 2008, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Summary of Significant Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of our company.  Although these estimates are based on management’s knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Mineral Property Costs

Our company has been in the exploration stage since its formation on May 19, 2004 and has not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. Our company assesses the carrying costs for impairment under SFAS No.144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Recently Issued Accounting Pronouncements

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

Recently Adopted Accounting Pronouncements

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Teckmine Industries Inc.

(An Exploration Stage Company)

December 31, 2008

Index

Report of Independent Registered Public Accounting Firm

F–1

Balance Sheets

F–2

Statements of Operations

F–3

Statements of Cash Flows

F–4

Statements of Stockholders’ Deficit

F–5

Notes to the Financial Statements

F–7

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders

Teckmine Industries, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Teckmine Industries, Inc. as of December 31, 2008 and 2007, and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from May 19, 2004 (Date of Inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Teckmine Industries, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teckmine Industries, Inc. as of December 31, 2008 and 2007, and the results of its operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from May 19, 2004 (Date of Inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming Teckmine Industries, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Teckmine Industries, Inc. has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about Teckmine Industries, Inc.’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 23, 2009

Teckmine Industries, Inc.

(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

	December 31, 2008 $	December 31, 2007 $

ASSETS

Current Assets

Cash	10,054	21,808

Total Assets	10,054	21,808

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	6,737	5,194
Accrued liabilities	103	4,597
Due to related parties (Note 4(b))	88,325	67,800

Total Liabilities	95,165	77,591

Contingencies and Commitments (Notes 1 and 3)

Stockholders’ Deficit

Common Stock: 100,000,000 shares authorized, $0.001 par value; 19,506,304 shares issued and outstanding	19,506	19,506

Additional Paid-in Capital	52,553	52,553

Donated Capital (Note 4(a))	41,250	32,250

Deficit Accumulated During the Exploration Stage	(198,420)	(160,092)

Total Stockholders’ Deficit	(85,111)	(55,783)

Total Liabilities and Stockholders’ Deficit	10,054	21,808

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

	Accumulated from	For the	For the
	May 19, 2004	Year	Year
	(Date of Inception)	Ended	Ended
	To December 31,	December 31,	December 31,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses

General and administrative (Note 4(a))	138,734	38,328	63,780
Impairment of mineral property costs	55,000	–	22,500
Mineral property costs	4,686	–	4,686

Total Expenses	198,420	38,328	90,966

Net Loss	(198,420)	(38,328)	(90,966)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		19,506,304	19,506,304

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

	Accumulated from	For the	For the
	May 19, 2004 (Date of Inception)	Year Ended	Year Ended
	to December 31,	December 31,	December 31,
	2008 $	2008 $	2007 $

Operating Activities

Net loss for the period	(198,420)	(38,328)	(90,966)

Adjustment to reconcile net loss to cash used in operating activities:
Donated services and expenses	41,250	9,000	9,000
Impairment of mineral property costs	55,000	–	22,500

Changes in operating assets and liabilities:
Prepaid expenses	–	–	154
Accounts payable	6,737	1,543	3,094
Accrued liabilities	103	(4,494)	4,597

Net Cash Used in Operating Activities	(95,330)	(32,279)	(51,621)

Investing Activities

Mineral property costs	(55,000)	–	(22,500)

Net Cash Used in Investing Activities	(55,000)	–	(22,500)

Financing Activities

Proceeds from issuance of common stock	75,809	–	130
Share issuance costs	(3,750)	–	–
Advances from related parties	88,325	20,525	67,800

Net Cash Flows Provided by Financing Activities	160,384	20,525	67,930

Increase (Decrease) In Cash	10,054	(11,754)	(6,191)

Cash – Beginning of Period	–	21,808	27,999

Cash – End of Period	10,054	10,054	21,808

Supplemental Disclosures

Interest paid		–	–
Income taxes paid		–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.

(An Exploration Stage Company)

Statements of Stockholders’ Deficit

From May 19, 2004 (Date of inception) to December 31, 2008

(expressed in U.S. dollars)

							Deficit
							Accumulated
			Additional	Common	Share		During the
	Common Stock		Paid-in	Stock	Subscriptions	Donated	Exploration
	Shares	Amount	Capital	Subscribed	Receivable	Capital	Stage	Total
	#	$	$	$	$	$	$	$
Balance – May 19, 2004 (Date of inception)	–	–	–	–	–	–	–	–

June 30, 2004 – Issuance of common stock for cash at $0.001 per share	10,000,000	10,000	–	–	–	–	–	10,000

Common stock subscribed	–	–	–	33,625	–	–	–	33,625

Donated services and rent	–	–	–	–	–	5,250	–	5,250
		–	–	–
Net loss for the period	–	–	–	–	–	–	(19,720)	(19,720)

Balance – December 31, 2004	10,000,000	10,000	–	33,625	–	5,250	(19,720)	29,155

June 30, 2005 – Issuance of common stock at $0.005 per share	9,410,000	9,410	37,640	(33,625)	–	–	–	13,425

Share issuance costs	–	–	(3,750)	–	–	–	–	(3,750)

Donated services and rent	–	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	–	(20,963)	(20,963)

Balance – December 31, 2005	19,410,000	19,410	33,890	–	–	14,250	(40,683)	26,867
				–
December 2006 – Issuance of common stock at $0.20 per share	96,304	96	18,663	–	(130)	–	–	18,629

Donated services and rent	–	–	–	–	–	9,000	–	9,000
			–	–
Net loss for the year	–	–	–	–	–	–	(28,443)	(28,443)

Balance – December 31, 2006	19,506,304	19,506	52,553	–	–	23,250	(69,126)	26,053
				–
Proceeds from share subscriptions receivable	–	–	–	–	130	–	–	130

Donated services and rent	–	–	–	–	–	9,000	–	9,000
				–
Net loss for the year	–	–	–	–	–	–	(90,966)	(90,966)

Balance – December 31, 2007	19,506,304	19,506	52,553	–	–	32,250	(160,092)	(55,783)

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.

(An Exploration Stage Company)

Statements of Stockholders’ Deficit

From May 19, 2004 (Date of inception) to December 31, 2008

(expressed in U.S. dollars)

							Deficit
							Accumulated
			Additional	Common	Share		During the
	Common Stock		Paid-in	Stock	Subscriptions	Donated	Exploration
	Shares	Amount	Capital	Subscribed	Receivable	Capital	Stage	Total
	#	$	$	$	$	$	$	$

Balance – December 31, 2007	19,506,304	19,506	52,553	–	–	32,250	(160,092)	(55,783)

Donated services and rent	–	–	–	–	–	9,000	–	9,000
		–	–	–
Net loss for the period	–	–	–	–	–	–	(38,328)	(38,328)

Balance – December 31, 2008	19,506,304	19,506	52,553	–	–	41,250	(198,420)	(85,111)

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

1.

Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on May 19, 2004. The Company had an option to acquire a 50% interest in a mineral property located in British Columbia, Canada. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company recently relinquished its claim to certain mineral properties and currently does not have a property under exploration (see Note 3).

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, obtaining mineral properties, and the attainment of profitable operations. As at December 31, 2008, the Company has a working capital deficiency of $85,111, has not generated any revenue, and has accumulated losses of $198,420 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

During the next twelve months, the Company estimates its operating and working capital requirements to be $79,000.  The Company will require significant additional financings in order to pursue exploration activities. There is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

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

(k)

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2008 and 2007, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

Teckmine Industries, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

2.

Summary of Significant Accounting Policies (continued)

(l)

Recently Issued Accounting Pronouncements

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

(m)

Recently Adopted Accounting Pronouncements

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

(m)

Recently Adopted Accounting Pronouncements (continued)

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

3.

Mineral Property

The Company entered into an agreement dated November 10, 2004 whereby the Company was granted an option in consideration for $22,500 (paid) to acquire a 50% interest in a mineral property located in British Columbia, Canada. The Company may exercise the option by incurring a minimum of $250,000 of exploration expenditures on the property prior to May 10, 2006. In fiscal 2006, the Company negotiated to extend the terms of the agreement by a further 12 months by paying an additional $10,000. On May 9, 2007, the Company extended the terms of the mineral property option agreement a further 18-month extension to November 9, 2008 by paying an additional $22,500. At December 31, 2007, the Company recognized an impairment of $22,500 (2006 - $10,000) as it had not yet been determined whether there are proven or probable reserves on the property. Upon the expiry of the second extension of the option agreement on November 9, 2008, the Company has decided not to pursue this property and formally relinquished any entitlement to the property.

4.

Related Party Transactions

(a)

During the year ended December 31, 2008, the Company recognized $6,000 (2007 - $6,000) for donated services at $500 per month and $3,000 (2007 - $3,000) for donated rent at $250 per month provided by the President of the Company.

(b)

As at December 31, 2008, the total amount of $88,325 (2007 - $67,800) is owed to the President of the Company, a director and two shareholders. The amounts due are non-interest bearing, unsecured and due on demand.

5.

Income Taxes

As at December 31, 2008, the Company has net operating losses carried forward of $97,485 available to offset taxable income in future years which begin expiring in fiscal 2024.

Teckmine Industries, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

5.

Income Taxes (continued)

The Company is subject to United States federal and state income taxes at an approximate rate of 35% (2007 - 34%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

Year Ended December 31, 2008 $	Year Ended December31, 2007 $

Income tax recovery at statutory rate
13,415	30,928

Permanent differences
(3,150)	(3,060)

Income tax rate change
1,279	–

Valuation allowance change
(11,544)	(27,868)

Provision for income taxes
–	–

The significant components of deferred income tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	December 31, 2008 $	December31, 2007 $

Deferred income tax assets:

Net operating losses carried forward	34,120	23,173

Mineral property costs	20,890	20,293

Valuation allowance	(55,010)	(43,466)

Net deferred income tax asset	–	–

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this annual report on Form 10-K, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.”  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  Our company intends to remediate the material weaknesses as set out below.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth in the SEC’s Release No. 33-8810: Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2008 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; (iv) no written whistle-blower policy; (v) inadequate knowledge to address complex accounting and tax issues that may arise; and (vi) risk to our company as a going concern in the event the sole executive officer of our company is unable to fulfill this role due to death or incapacitation.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting . During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2009 : (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle-blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.  The remediation efforts set out in (i) and (iii) are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner .

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at March 26, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our company	Age	Date First Elected or Appointed
Raymond Irvine	President, Secretary, Treasurer and Director	43	Executive Officer: September 24, 2004 Director: June 25, 2004
Howard Dahl(1)	Director	49	May 1, 2005

(1)

Member of the Audit Committee.

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

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

Significant Employees

We have no significant employees other than Raymond Irvine, our sole officer and a director of our company

Family Relationships

There are no family relationships among our directors or officers.

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

Audit Committee

Our board of directors struck an audit committee on March 26, 2009.  As of this date, Howard Dahl was the sole member of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Nomination Procedures For Appointment of Directors

As of March 26, 2009, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Code of Ethics

Effective March 26, 2008, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president, secretary and treasurer (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions.

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president, secretary and treasurer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president, secretary and treasurer.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president, secretary and treasurer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president, secretary and treasurer, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics is filed as Exhibit 14.1 to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Teckmine Industries, Inc., Suite 239 – 280 Nelson Street, Vancouver, British Columbia V6B 2E2, Canada.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2008, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth all compensation received during the two years ended December 31, 2008 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Raymond Irvine(1) Principal Executive Officer, Principal Financial Officer, President, Secretary, Treasurer and Director	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$9,000(2) $9,000(2)	$9,000(2) $9,000(2)

(1)

Raymond Irvine was appointed as our president, secretary and treasurer on September 24, 2004.

(2)

For each of the years ended December 31, 2008 and 2007, our company recognized $6,000 for donated services at $500 per month and $3,000 for donated rent at $250 per month provided by Mr. Irvine.

Compensation Discussion and Analysis

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time.  We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2008, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2008.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. During the year ended December 31, 2008, no director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 26, 2009, there were 19,506,304 shares of our common stock outstanding.  The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group.  Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common Stock	Raymond Irvine President, Secretary, Treasurer and Director Suite 239 – 280 Nelson Street Vancouver, British Columbia Canada	10,000,000	51.3%
Common Stock	Howard Dahl Director 811 Porteau Place North Vancouver, British Columbia Canada	1,650,000(2)	8.5%
Common Stock	Mark Wilkie(3) 14738 59th Ave. Surrey, British Columbia Canada	1,758,500	9.0%
Directors and Executive Officers as a Group (2)		11,650,000	59.7%

(1)  Based on 19,506,304 shares of common stock issued and outstanding as of March 26, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our last fiscal year ended December 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

For each of the years ended December 31, 2008 and 2007, we recognized $6,000 for donated services at $500 per month and $3,000 for donated rent at $250 per month provided by our president, secretary, treasurer and director.

As at December 31, 2008, the total amount of $88,325 was owed to our president, secretary and treasurer, a director and two shareholders. The amounts are non-interest bearing, unsecured and due on demand.

Corporate Governance

Director Independence

We currently have two directors, consisting of Raymond Irvine and Howard Dahl.

We have determined that Howard Dahl is an independent director, as that term is used in Rule 4200(a)(15) of the Nasdaq Marketplace Rules and National Instrument 52-110.

Audit Committee

Our board of directors struck an audit committee on March 26, 2009.  As of this date, Howard Dahl was the sole member of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our audit committee is composed of one independent director. We believe that the audit committee member is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Compensation Committee – Compensation Committee Interlocks and Insider Participation

Our board of directors acts as our compensation committee. We believe that striking a compensation committee and appointing additional independent directors to such committee would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date. Howard Dahl, one of two directors that comprise our board of directors, is independent as defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules. Our board of directors’ responsibilities in acting as our compensation committee is to oversee our company’s compensation and benefit plans, including our compensation plan. Our board of directors also monitors and evaluates matters relating to the compensation and benefits structure of our company.  Our company has not adopted a Compensation Committee Charter.

Compensation Committee Report

The board of directors, acting as our company’s compensation committee, has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussion, the board of directors, acting as our compensation committee, recommended to the board of directors that the Compensation Discussion and Analysis be included in our company’s annual report.

Howard Dahl
Raymond Irvine

Transactions with Independent Directors

Our company’s sole director is not independent as defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Transactions with Independent Directors

None of our independent directors entered into any transaction, relationship or arrangement during the year ended December 31, 2008 that was considered by our board of directors in determining whether the director maintained his independence in accordance with Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

National Instrument 52-110

We are a reporting issuer in the Province of British Columbia. National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. As defined in National Instrument 52-110, Howard Dahl is independent. For a description of the education and experience of our sole audit committee member that is relevant to the performance of his responsibilities as an audit committee member, please see the disclosure under the heading “Item 10. Directors, Executive Officers and Corporate Governance – Business Experience”.

Our sole audit committee member is “financially literate”, as defined in National Instrument 52-110, as he has the industry experience necessary to understand and analyze financial statements of our company, as well as the understanding of internal controls and procedures necessary for financial reporting.

The audit committee is responsible for review of both interim and annual financial statements for our company. For the purposes of performing his duties, the sole member of the audit committee has the right at all times, to inspect all the books and financial records of our company and any subsidiaries and to discuss with management and the external auditors of our company any accounts, records and matters relating to the financial statements of our company. The audit committee meets periodically with management and annually with the external auditors.

Since the commencement of our company’s most recently completed financial year, our company’s board of directors has not failed to adopt a recommendation of the audit committee to nominate or compensate an external auditor.

Since the commencement of our company’s most recently completed financial year, our company has not relied on the exemptions contained in sections 2.4 or 8 of National Instrument 52-110. Section 2.4 (De Minimis Non-audit Services) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditor, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditor in the fiscal year in which the non-audit services were provided. Section 8 (Exemptions) permits a company to apply to a securities regulatory authority for an exemption from the requirements of National Instrument 52-110 in whole or in part.

The audit committee has adopted specific policies and procedures for the engagement of non-audit services as set out in the Audit Committee Charter of our company. A copy of our company’s Audit Committee Charter is filed as an exhibit to this annual report.

National Instrument 58-110

We are a reporting issuer in the Province of British Columbia.  National Instrument 58-101 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning corporate governance disclosure.

Board of Directors

Our board of directors currently acts with two members consisting of Raymond Irvine and Howard Dahl.  We have determined that Mr. Irvine is not independent as that term is defined in National Instrument 52-110 due to the fact that he is our president, secretary and treasurer.  Mr. Dahl is independent as he is not an officer of our company.

Our board of directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in Canada and the United States.  Our board’s primary responsibilities are to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards.

The board is also responsible for:

•

selecting and assessing members of the board;

•

choosing, assessing and compensating the president, secretary and treasurer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;

•

reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;

•

adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;

•

ensuring the integrity of our company’s internal control and management information systems;

•

approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and

•

reviewing and approving any other issues which, in the view of the board or management, may require board scrutiny.

Directorships

Our directors are not currently directors of other reporting issuers (or the equivalent in a foreign jurisdiction).

Orientation and Continuing Education

We have an informal process to orient and educate new recruits to the board regarding their role of the board, our committees and our directors, as well as the nature and operations of our business.  This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a board member. This information includes the most recent board approved budget, the most recent annual report, the audited financial statements and copies of the interim quarterly financial statements.

The board does not provide continuing education for its directors.  Each director is responsible to maintain the skills and knowledge necessary to meet his or her obligations as directors.

Nomination of Directors

The board is responsible for identifying new director nominees.  In identifying candidates for membership on the board, the board takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the board.  As part of the process, the board, together with management, is responsible for conducting background searches, and is empowered to retain search firms to assist in the nominations process.  Once candidates have gone through a screening process and met with a number of the existing directors, they are formally put forward as nominees for approval by the board.

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company’s major needs.  However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2008 and December 31, 2007 for professional services rendered by Manning Elliott LLP, Chartered Accountants for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit Fees and Audit Related Fees	$13,230	$13,462
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$13,230	$13,462

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors.  All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Manning Elliott LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Manning Elliott LLP.

PART IV

Exhibit Number	Description
3.0	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
10.0	Material Contracts
10.1	Option Agreement dated May 9, 2007 between Teckmine Industries, Inc. and Goldbridge Resources Ltd. (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on March 31, 2008)
23.0	Consents of Experts and Councils
31*	Section 302 Certification of Raymond Irvine, dated March 31, 2008
32*	Section 906 Certification of Raymond Irvine, dated March 31, 2008
99.1*	Audit Committee Charter

*

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:  /s/ Raymond Irvine
--------------------------------------------------------------

Raymond Irvine
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial,
and Principal Accounting Officer)
Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Raymond Irvine
--------------------------------------------------------------

Raymond Irvine
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Date: March 31, 2009

By:  /s/ Howard Dahl
----------------------------------------------------------------

Howard Dahl
Director
Date: March 31, 2009