Form 10-Q
period 2009-06-30
TECKMINE INDUSTRIES INC.
filed 2009-08-14
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes [     ]     No [     ]  (Not currently applicable to Registrant)

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

19,506,304 common shares issued and outstanding as of August 10, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2009 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Teckmine Industries Inc.
(An Exploration Stage Company)
June 30, 2009

Teckmine Industries, Inc.
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	June 30,	December 31,
	2009	2008
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	1,687	10,054
Total Assets	1,687	10,054

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	2,584	6,737
Accrued liabilities	477	103
Due to related parties (Note 3(b))	107,697	88,325
Total Liabilities	110,758	95,165

Contingencies (Note 1)
Stockholders’ Deficit
Common Stock:
100,000,000 shares authorized, $0.001 par value;
19,506,304 shares issued and outstanding	19,506	19,506
Additional Paid-in Capital	52,553	52,553
Donated Capital (Note 3(a))	45,750	41,250
Deficit Accumulated During the Exploration Stage	(226,880)	(198,420)
Total Stockholders’ Deficit	(109,071)	(85,111)
Total Liabilities and Stockholders’ Deficit	1,687	10,054

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	May 19, 2004	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	To June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative (Note 3(a))	167,194	10,875	16,848	28,460	32,658
Impairment of mineral property costs	55,000	–	–	–	–
Mineral property costs	4,686	–	–	–	–

Total Expenses	226,880	10,875	16,848	28,460	32,658

Net Loss	(226,880)	(10,875)	(16,848)	(28,460)	(32,658)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		19,506,304	19,506,304	19,506,304	19,506,304

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the
	May 19, 2004	Six Months	Six Months
	(Date of Inception)	Ended	Ended
	to June 30,	June 30,	June 30,
	2009	2009	2008
	$	$	$
Operating Activities
Net loss for the period	(226,880)	(28,460)	(32,658)
Adjustment to reconcile net loss to cash used in
operating activities:
Donated services and expenses	45,750	4,500	4,500
Impairment of mineral property costs	55,000	–	–
Changes in operating assets and liabilities:
Accounts payable	2,584	(4,152)	5,430
Accrued liabilities	477	374	(2,283)
Net Cash Used in Operating Activities	(123,069)	(27,739)	(25,011)
Investing Activities
Mineral property costs	(55,000)	–	–
Net Cash Used in Investing Activities	(55,000)	–	–
Financing Activities
Proceeds from issuance of common stock	75,809	–	–
Share issuance costs	(3,750)	–	–
Advances from related parties	107,697	19,372	17,699
Net Cash Flows Provided by Financing Activities	179,756	19,372	17,699
Increase (Decrease) In Cash	1,687	(8,367)	(7,312)
Cash – Beginning of Period	–	10,054	21,808
Cash – End of Period	1,687	1,687	14,496
Supplemental Disclosures
Interest paid		–	–
Income taxes paid		–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on May 19, 2004. The Company has an option to acquire a 50% interest in a mineral property located in British Columbia, Canada. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company does not currently have any mineral property interests

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2009, the Company has a working capital deficiency of $109,071, has not generated any revenue, and has accumulated losses of $226,880 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long- lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	(j)	Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long- lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

	(k)	Earnings Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti- dilutive.

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(l)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2009 and 2008, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

	(m)	Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company’s financial statements.

In May 2009, FASB issued SFAS No. 165 (SFAS 165), “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial statements.

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

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
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

(a)

During the six months ended June 30, 2009, the Company recognized $3,000 (2008 - $3,000) for donated services at $500 per month and $1,500 (2008 - $1,500) for donated rent at $250 per month provided by the President of the Company.

(b)

As at June 30, 2009, the total amount of $107,697 (December 31, 2008 - $88,325) is owed to the President of the Company, a director and two shareholders. The amounts due are non-interest bearing, unsecured and due on demand.

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

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
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

5.	Subsequent events

In accordance with SFAS 165, we have evaluated subsequent events through August 13, 2009, the date of issuance of the unaudited financial statements. During this period we did not have any material recognizable subsequent events.

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

Overview

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

Results of Operations

There were no material changes in our results of operations as our results of operations were consistent with past periods. We did not generate or realize any revenues from our business operations and our expenses were related to complying with our obligations as a reporting company under the Securities Exchange Act of 1934. These expenses consisted primarily of professional fees relating to the preparation of our financial statements and completion of our annual report, quarterly reports and current reports filed with the Securities and Exchange Commission.

During the three months ended June 30, 2009, we incurred expenses of $10,875 compared to $16,848 during the three months ended June 30, 2008. The decrease in expenses during the three months ended June 30, 2009 resulted from decreased general and administrative expenses, including professional fees. We have not generated any revenue since our inception.

During the six months ended June 30, 2009, we incurred expenses of $28,460 compared to $32,658 during the six months ended June 30, 2008. The decrease in expenses during the six months ended June 30, 2009 resulted from decreased general and administrative expenses, including professional fees.

As of June 30, 2009, our company had cash of $1,687 and a working capital deficit of $109,071. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

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

Liquidity and Capital Resources

We had cash of $1,687 as of June 30, 2009 compared to cash of $10,054 as of December 31, 2008. We had a working capital deficit of $109,071 as of June 30, 2009 compared to working capital deficit of $85,111 as of December 31, 2008. We have suffered recurring losses from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require $79,000 over the next twelve month period and at least $109,071 to eliminate our working capital deficiency, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Operating Activities

Operating activities used cash of $27,739 during the six months ended June 30, 2009 as compared to $25,011 during the six months ended June 30, 2008.

Financing Activities

Financing activities provided cash of $19,372 during the six months ended June 30, 2009 as compared to $17,699 during the six months ended June 30, 2008. Cash provided from financing activities during the six months ended June 30, 2009 and 2008 resulted from advances from related parties.

Investing Activities

Investing activities provided cash of $Nil during the six months ended June 30, 2009 and 2008.

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

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement did not have a material effect on our company’s financial statements.

In May 2009, FASB issued SFAS No. 165 (SFAS 165), “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on our company’s consolidated financial statements.

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

We had cash in the amount of $1,687 and a working capital deficit of $109,071 as of June 30, 2009. We do not have sufficient funds to independently finance the acquisition of suitable business opportunities, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate and acquire suitable business opportunities. Obtaining additional financing is subject to a number of factors, including market acceptance of projects, investor acceptance of any business opportunity we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at June 30, 2009 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as at June 30, 2009. Specifically, they concluded that six material weaknesses existed as at June 30, 2009 which are set out in Item 4 under the heading “Controls and Procedures”. Although we intend to remediate such material weaknesses as set out in Item 4, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2009: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle-blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan. The remediation efforts set out in (i) and (iii) are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECKMINE INDUSTRIES, INC.

/s/ Raymond Irvine
Raymond Irvine
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: August 14, 2009