Form 10-K
period 2009-12-31
TECKMINE INDUSTRIES INC.
filed 2010-03-29
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

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
Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [ ] No [x]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (Not currently applicable to the Registrant)
Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	(Do not check if a smaller reporting	Accelerated filer	[ ]
Non-accelerated filer	[ ]	company)	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).|
Yes [x] No [ ]

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
Yes [ ] No [ ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 19,506,304 shares of common stock as of March 16, 2010.

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

Forward-Looking Statements.

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A “Risk Factors” commencing on page 5 of this report, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

We were unable to raise the financing necessary to carry out the recommended exploration program and results from other exploration programs on neighboring areas showed uneconomic mineralization. In addition, the 2008 financial crises and related liquidity problems made capital raising increasingly difficult for exploration stage mining companies to obtain the financing necessary to undertake exploration programs.

As a result of these factors, our company decided to not renew the option agreement of the Pioneer Extension Property with Goldbridge Resources and the option on our sole property lapsed on November 10, 2008. As of the date hereof, we do not own any property interests.

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

We had cash in the amount of $4,746 and a working capital deficit of $126,215 as of December 31, 2009. We do not have sufficient funds to independently finance the acquisition of suitable business opportunities, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate and acquire suitable business opportunities. Obtaining additional financing is subject to a number of factors, including market acceptance of projects, investor acceptance of any business opportunity we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

In our management’s report on internal controls over financial reporting, we have identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal controls over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2009. These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at December 31, 2009 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as at December 31, 2009. Specifically, they concluded that six material weaknesses existed as at December 31, 2009 which are set out in Item 9A under the heading “Management’s Report on Internal Control Over Financial Reporting”. Although we intend to remediate such material weaknesses as set out in Item 9A, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

ITEM 4. (REMOVED AND RESERVED).

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

There is currently no trading market for our common stock.

Holders of our Common Stock

As of March 16, 2010, there were 46 holders of record of our common stock. As of such date, 19,506,304 common shares of our company were issued and outstanding.

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

Recent Sales of Unregistered Securities

We did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended December 31, 2009.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2009.

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

During the year ended December 31, 2009, we incurred expenses of $50,104 compared to $38,328 during the year ended December 31, 2008. The increase in expenses during the year ended December 31, 2009 resulted from an increase of $11,776 in general and administrative expenses . We have not generated any revenue since our inception.

As of December 31, 2009, our company had cash of $4,746 and a working capital deficit of $126,215. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

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

Liquidity and Capital Resources

We had cash of $4,746 as of December 31, 2009 compared to cash of $10,054 as of December 31, 2008. We had a working capital deficit of $126,215 as of December 31, 2009 compared to working capital deficit of $85,111 as of December 31, 2008. We have suffered recurring losses from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require $79,000 over the next twelve month period and at least $126,215 to eliminate our working capital deficiency, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Operating Activities

Operating activities used cash of $39,401 during the year ended December 31, 2009 as compared to $32,279 during the year ended December 31, 2008.

Financing Activities

Financing activities provided cash of $34,093 during the year ended December 31, 2009 as compared to $20,525 during the year ended December 31, 2008. Cash provided from financing activities during the years ended December 31, 2009 and 2008 resulted from advances from related parties.

Investing Activities

Investing activities provided cash of $Nil during the years ended December 31, 2009 and 2008.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year ended December 31, 2009, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Mineral Property Costs

Our company has been in the exploration stage since its formation on May 19, 2004 and has not yet realized any revenues from its planned operations. Our company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of our company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of our company, those future payments, whether in cash or shares, are recorded only when we have made or are obliged to make the payment or issue the shares. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and bankable feasibility, the costs incurred to develop such property are capitalized.

Long-lived Assets

In accordance with ASC 360, Property Plant and Equipment our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on our company’s financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Teckmine Industries Inc.
(An Exploration Stage Company)
December 31, 2009

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Teckmine Industries, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Teckmine Industries, Inc. as of December 31, 2009 and 2008, and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from May 19, 2004 (Date of Inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teckmine Industries, Inc. as of December 31, 2009 and 2008, and the results of its operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from May 19, 2004 (Date of Inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 24, 2010

Teckmine Industries, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	December 31,	December 31,
	2009	2008
	$	$

ASSETS
Current Assets
Cash	4,746	10,054
Total Assets	4,746	10,054

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	6,841	6,737
Accrued liabilities	1,702	103
Due to related parties (Note 4(b))	122,418	88,325
Total Liabilities	130,961	95,165

Contingencies (Note 1)
Subsequent Event (Note 7)
Stockholders’ Deficit
Common Stock: 100,000,000 shares authorized, $0.001 par value; 19,506,304 shares issued and outstanding	19,506	19,506
Additional Paid-in Capital	52,553	52,553
Donated Capital (Note 4(a))	50,250	41,250
Deficit Accumulated During the Exploration Stage	(248,524)	(198,420)
Total Stockholders’ Deficit	(126,215)	(85,111)
Total Liabilities and Stockholders’ Deficit	4,746	10,054

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from
	May 19, 2004	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to December 31,	December 31,	December 31,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses

General and administrative (Note 4(a))	188,838	50,104	38,328
Impairment of mineral property costs	55,000	–	–
Mineral property costs	4,686	–	–

Total Expenses	248,524	50,104	38,328

Net Loss	(248,524)	(50,104)	(38,328)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		19,506,304	19,506,304

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from
	May 19, 2004	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to December 31,	December 31,	December 31,
	2009	2009	2008
	$	$	$
Operating Activities
Net loss for the period	(248,524)	(50,104)	(38,328)
Adjustment to reconcile net loss to cash used in operating activities:
Donated services and expenses	50,250	9,000	9,000
Impairment of mineral property costs	55,000	–	–
Changes in operating assets and liabilities:
Accounts payable	6,841	104	1,543
Accrued liabilities	1,702	1,599	(4,494)
Net Cash Used in Operating Activities	(134,731)	(39,401)	(32,279)
Investing Activities
Mineral property costs	(55,000)	–	–
Net Cash Used in Investing Activities	(55,000)	–	–
Financing Activities
Proceeds from issuance of common stock	75,809	–	–
Share issuance costs	(3,750)	–	–
Advances from related parties	122,418	34,093	20,525
Net Cash Flows Provided by Financing Activities	194,477	34,093	20,525
Increase (Decrease) In Cash	4,746	(5,308)	(11,754)
Cash – Beginning of Period	–	10,054	21,808
Cash – End of Period	4,746	4,746	10,054
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Deficit
From May 19, 2004 (Date of inception) to December 31, 2009
(Expressed in U.S. dollars)

							Deficit
							Accumulated
			Additional	Common	Share		During the
	Common Stock		Paid-in	Stock	Subscriptions	Donated	Exploration
	Shares	Amount	Capital	Subscribed	Receivable	Capital	Stage	Total
	#	$	$	$	$	$	$	$
Balance – May 19, 2004 (Date of inception)	–	–	–	–	–	–	–	–
June 30, 2004 – Issuance of common stock for cash at $0.001 per share	10,000,000	10,000	–	–	–	–	–	10,000

Common stock subscribed	–	–	–	33,625	–	–	–	33,625
Donated services and rent	–	–	–	–	–	5,250	–	5,250
		–	–	–
Net loss for the period	–	–	–	–	–	–	(19,720)	(19,720)

Balance – December 31, 2004	10,000,000	10,000	–	33,625	–	5,250	(19,720)	29,155
June 30, 2005 – Issuance of common stock at $0.005 per share	9,410,000	9,410	37,640	(33,625)	–	–	–	13,425

Share issuance costs	–	–	(3,750)	–	–	–	–	(3,750)

Donated services and rent	–	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	–	(20,963)	(20,963)

Balance – December 31, 2005	19,410,000	19,410	33,890	–	–	14,250	(40,683)	26,867
December 2006 – Issuance of common stock at $0.20 per share	96,304	96	18,663	– –	(130)	–	–	18,629
Donated services and rent	–	–	–	–	–	9,000	–	9,000
			–	–
Net loss for the year	–	–	–	–	–	–	(28,443)	(28,443)
Balance – December 31, 2006	19,506,304	19,506	52,553	–	–	23,250	(69,126)	26,053
Proceeds from share subscriptions receivable	–	–	–	– –	130	–	–	130
Donated services and rent	–	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	–	(90,966)	(90,966)
				–
Balance – December 31, 2007	19,506,304	19,506	52,553	–	–	32,250	(160,092)	(55,783)

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Deficit
From May 19, 2004 (Date of inception) to December 31, 2009
(Expressed in U.S. dollars)

							Deficit
							Accumulated
			Additional	Common	Share		During the
	Common Stock		Paid-in	Stock	Subscriptions	Donated	Exploration
	Shares	Amount	Capital	Subscribed	Receivable	Capital	Stage	Total
	#	$	$	$	$	$	$	$
Balance – December 31, 2007	19,506,304	19,506	52,553	–	–	32,250	(160,092)	(55,783)
Donated services and rent	–	–	–	–	–	9,000	–	9,000
Net loss for the year	–	–	–	–	–	–	(38,328)	(38,328)
Balance – December 31, 2008	19,506,304	19,506	52,553	–	–	41,250	(198,420)	(85,111)
Donated services and rent	–	–	–	–	–	9,000	–	9,000
Net loss for the year	–	–	–	–	–	–	(50,104)	(50,104)
Balance – December 31, 2009	19,506,304	19,506	52,553	–	–	50,250	(248,524)	(126,215)

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Teckmine Industries Inc. (the “Company”) was incorporated in the State of Nevada on May 19, 2004. The Company had an option to acquire a 50% interest in a mineral property located in British Columbia, Canada. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business was acquisition and exploration of mineral resources. The Company does not currently have any mineral property interests.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2009, the Company has a working capital deficiency of $126,215, has not generated any revenue, and has accumulated losses of $248,524 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 830 Foreign Currency Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	(e)	Fair Value of Financial Instruments

The financial instruments of the Company consist principally of cash, accounts payable and due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

	(h)	Long-lived Assets

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

	(i)	Asset Retirement Obligations

The Company follows the provisions of ASC 410 Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

	(j)	Basic and Diluted Net Earnings (Loss) Per Share

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

(k) Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2009 and 2008, the Company has no items that represent a comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

(l) Recently Issued Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s financial statements. Refer to Note 7.

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

(a)

During the year ended December 31, 2009, the Company recognized $6,000 (2008 - $6,000) for donated services at $500 per month and $3,000 (2008 - $3,000) for donated rent at $250 per month provided by the President of the Company.

(b)

As at December 31, 2009, the total amount of $122,418 (2008 - $88,325) is owed to the President of the Company, a director and two shareholders. The amounts due are non-interest bearing, unsecured and due on demand.

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

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

6.	Income Taxes

As at December 31, 2009, the Company has net operating losses carried forward of $138,589 available to offset taxable income in future years which begin expiring in fiscal 2024.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31,	December31,
	2009	2008
	$	$
Income tax recovery at statutory rate	17,536	13,415
Permanent differences	(3,150)	(3,150)
Income tax rate change	–	1,279
Valuation allowance change	(14,386)	(11,544)
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	December 31,	December 31,
	2009	2008
	$	$
Deferred income tax assets:
Net operating losses carried forward	48,506	34,120
Mineral property costs	20,890	20,890
Valuation allowance	(69,396)	(55,010)
Net deferred income tax asset	–	–

7.	Subsequent Event

Pursuant to ASC 855, the Company has evaluated all events or transactions that occurred from December 31, 2009 through March 24, 2010, the date of issuance of the audited financial statements. During this period the Company did not have any material recognizable subsequent events.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth in the SEC’s Release No. 33-8810: Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2009 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; (iv) no written whistle-blower policy; (v) inadequate knowledge to address complex accounting and tax issues that may arise; and (vi) risk to our company as a going concern in the event the sole executive officer of our company is unable to fulfill this role due to death or incapacitation.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at March 16, 2010, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our company	Age	Date First Elected or Appointed
Raymond Irvine	President, Secretary, Treasurer and Director	44	Executive Officer: September 24, 2004 Director: June 25, 2004
Howard Dahl(1)	Director	50	May 1, 2005

(1)	Member of the Audit Committee.

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

Significant Employees

We have no significant employees other than Raymond Irvine, our sole officer and a director of our company.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

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

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee

Our board of directors struck an audit committee on March 26, 2009. As of this date, Howard Dahl was the sole member of the audit committee. Mr. Dahl is an “independent director” as defined in the Nasdaq Marketplace Rules and National Instrument 52-110 since he has never been an executive officer or employee of our company and does not have a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out his responsibilities.

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

Nomination Procedures For Appointment of Directors

As of March 16, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2009, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation received during the two years ended December 31, 2009 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Raymond Irvine(1) Principal Executive Officer, Principal Financial Officer, President, Secretary, Treasurer and Director	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$9,000(2) $9,000(2)	$9,000(2) $9,000(2)

(1)	Raymond Irvine was appointed as our president, secretary and treasurer on September 24, 2004.

(2)	For each of the years ended December 31, 2009 and 2008, our company recognized $6,000 for donated services at $500 per month and $3,000 for donated rent at $250 per month provided by Mr. Irvine.

Compensation Discussion and Analysis

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future, however, our company has not granted stock options to date. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control. While we seek out business opportunities, our board of directors anticipates that the company will not pay a salary or other compensation to its officers and directors.

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2009, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2009.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. During the year ended December 31, 2009, no director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 16, 2010, there were 19,506,304 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

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

(1)

Based on 19,506,304 shares of common stock issued and outstanding as of March 16, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our last fiscal year ended December 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

For each of the years ended December 31, 2009 and 2008, we recognized $6,000 for donated services at $500 per month and $3,000 for donated rent at $250 per month provided by our president, secretary, treasurer and director.

As at December 31, 2009, the total amount of $122,418 was owed to our president, secretary and treasurer, a director and two shareholders. The amounts are non-interest bearing, unsecured and due on demand.

Corporate Governance

Director Independence

We currently have two directors, consisting of Raymond Irvine and Howard Dahl. We have determined that Howard Dahl is an independent director, as that term is used in the Nasdaq Marketplace Rules and National Instrument 52-110.

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

Transactions with Independent Directors

None of our independent directors entered into any transaction, relationship or arrangement during the year ended December 31, 2009 that was considered by our board of directors in determining whether the director maintained his independence in accordance with the Nasdaq Marketplace Rules and National Instrument 52-110.

National Instrument 52-110

We are a reporting issuer in the Province of British Columbia. National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor.

The Audit Committee’s Charter

The purpose of the Audit Committee (the “Committee”) is to:

(a)	Assist the board of directors (the “Board”) in fulfilling its oversight responsibilities relating to:

(i)

the quality and integrity of the corporation’s financial statements, financial reporting process and systems of internal controls and disclosure controls regarding risk management, finance, accounting, and legal and regulatory compliance;

	(ii)	the independence and qualifications of the corporation’s independent accountants and review of the audit efforts of the corporation’s independent accountants and internal auditing department; and

	(iii)	the development and implementation of policies and processes regarding corporate governance matters.

(b)	Provide an open avenue of communication between the internal auditing department, the independent accountants, the corporation’s financial and senior management and the Board.

(c)	Prepare the report required to be prepared by the Committee pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for inclusion in the corporation’s annual proxy statement.

The Committee will primarily fulfill these responsibilities by carrying out the activities enumerated in this Audit Committee Charter (this “Charter”).

While the Committee has the responsibilities and powers set forth in this Charter, it is not the duty of the Committee to plan or conduct audits, or to determine that the corporation’s financial statements are complete and accurate or are in accordance with generally accepted accounting principles, accounting standards, or applicable laws and regulations. This is the responsibility of management of the corporation, the corporation’s internal auditing department and the corporation’s independent accountants. Because the primary function of the Committee is oversight, the Committee shall be entitled to rely on the expertise, skills and knowledge of management, the internal auditing department, and the corporation’s independent accountants and the integrity and accuracy of information provided to the Committee by such persons in carrying out its oversight responsibilities. Nothing in this Charter is intended to change the responsibilities of management and the independent accountants.

2.           Composition

The Committee shall be composed of at least one director and if the corporation has independent board members, the majority of whom shall, in the judgment of the Board, meet (i) the independence requirements of Rule 10A-3 of the Securities Exchange Act of 1934 (the “1934 Act”) and any other rules and regulations promulgated by the SEC thereunder; (ii) the independence requirements of the rules of any stock exchange upon which the company’s securities are listed (the “Exchange Rules”) for audit committee members as in effect from time to time. One or more members of the Committee shall be, in the judgment of the Board, an “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K and the rules and regulations promulgated by the SEC thereunder, and be able to read and understand fundamental financial statements, including the Corporation’s balance sheet, income statement, and cash flow statement as required by the Exchange Rules.

3.           Authority

The Committee shall have the authority to (i) retain (at the corporation’s expense) its own legal counsel, accountants and other consultants that the Committee believes, in its sole discretion, are needed to carry out its duties and responsibilities; (ii) conduct investigations that it believes, in its sole discretion, are necessary to carry out its responsibilities; and (iii) take whatever actions that it deems appropriate to foster an internal culture that is committed to maintaining quality financial reporting, sound business risk practices and ethical behaviour within the corporation. In addition, the Committee shall have the authority to request any officer, director or employee of the corporation, the corporation’s outside legal counsel and the independent accountants to meet with the Committee and any of its advisors and to respond to their inquiries. The Committee shall have full access to the books, records and facilities of the corporation in carrying out its responsibilities. Finally, the Board shall adopt resolutions which provide for appropriate funding, as determined by the Committee, for (i) services provided by the independent accountants in rendering or issuing an audit report, (ii) services provided by any adviser employed by the Committee which it believes, in its sole discretion, are needed to carry out its duties and responsibilities, or (iii) ordinary administrative expenses of the Committee that are necessary or appropriate in carrying out its duties and responsibilities.

The Committee, in its capacity as a committee of the Board, is directly responsible for the appointment, compensation, retention and oversight of the work of the independent accountants engaged (including resolution of disagreements between the corporation’s management and the independent accountants regarding financial reporting) for the purpose of preparing and issuing an audit report or performing other audit, review or attest services for the corporation.

The independent accountants shall submit to the corporation annually a formal written statement delineating all relationships between the independent accountants and the corporation and its subsidiaries, addressing the non-audit services provided to the corporation or its subsidiaries and the matters set forth in Independence Standards Board Standard No. 1.

The independent accountants shall submit to the corporation annually a formal written statement of the fees billed for each of the following categories of services rendered by the independent accountants: (i) the audit of the corporation’s annual financial statements for the most recent fiscal year and any reviews of the financial statements; (ii) information technology consulting services for the most recent fiscal year, in the aggregate and by each service (and separately identifying fees for such services relating to financial information systems design and implementation); and (iii) all other services rendered by the independent accountants for the most recent fiscal years, in the aggregate and by each service.

4.           Appointing Members

The members of the Committee shall be appointed or re-appointed by the Board on an annual basis. Each member of the Committee shall continue to be a member thereof until such member’s successor is appointed, unless such member shall resign or be removed by the Board or such member shall cease to be a director of the corporation. Where a vacancy occurs at any time in the membership of the Committee, it may be filled by the Board and shall be filled by the Board if the membership of the Committee is less than three directors as a result of the vacancy or the Committee no longer has a member who is an “audit committee financial expert” as a result of the vacancy.

5.           Chairperson

The Board, or in the event of its failure to do so, the members of the Committee, must appoint a chairperson from the members of the Committee (the “Chairperson”). If the Chairperson of the Committee is not present at any meeting of the Committee, an acting Chairperson for the meeting shall be chosen by majority vote of the Committee from among the members present. In the case of a deadlock on any matter or vote, the Chairperson shall refer the matter to the Board. The Committee shall also appoint a secretary who need not be a director. All requests for information from the corporation or the independent accountants shall be made through the Chairperson.

6.           Meetings

The time and place of meetings of the Committee and the procedure at such meetings shall be determined from time to time by the members thereof provided that:

(a)	A quorum for meetings shall be one member.

(b)	The Committee shall meet at least quarterly (or more frequently as circumstances dictate).

(c)

Notice of the time and place of every meeting shall be given in writing or facsimile communication to each member of the Committee and the external auditors of the corporation at least 48 hours prior to the time of such meeting.

While the Committee is expected to communicate regularly with management, the Committee shall exercise a high degree of independence in establishing its meeting agenda and in carrying out its responsibilities. The Committee shall submit the minutes of all meetings of the Committee to, or discuss the matters discussed at each Committee meeting with, the Board.

7.           Specific Duties

In meeting its responsibilities, the Committee is expected to:

(a)

Select the independent accountants, considering independence and effectiveness, approve all audit and non-audit services in advance of the provision of such services and the fees and other compensation to be paid to the independent accountants, and oversee the services rendered by the independent accountants (including the resolution of disagreements between management and the independent accountants regarding preparation of financial statements) for the purpose of preparing or issuing an audit report or related work, and the independent accountants shall report directly to the Committee.

(b)

Review the performance of the independent accountants, including the lead partner of the independent accountants, and, in its sole discretion, approve any proposed discharge of the independent accountants when circumstances warrant, and appoint any new independent accountants.

(c)

Periodically review and discuss with the independent accountants all significant relationships the independent accountants have with the corporation to determine the independence of the independent accountants, including a review of service fees for audit and non-audit services.

(d)

Inquire of management and the independent accountants and evaluate the effectiveness of the corporation's process for assessing significant risks or exposures and the steps management has taken to monitor, control and minimize such risks to the corporation. Obtain annually, in writing, the letters of the independent accountants as to the adequacy of such controls.

(e)	Consider, in consultation with the independent accountants, the audit scope and plan of the independent accountants.

(f)	Review with the independent accountants the coordination of audit effort to assure completeness of coverage, and the effective use of audit resources.

(g)	Consider and review with the independent accountants, out of the presence of management:

	(i)	the adequacy of the corporation's internal controls and disclosure controls including the adequacy of computerized information systems and security;

	(ii)	the truthfulness and accuracy of the corporation’s financial statements; and

	(iii)	any related significant findings and recommendations of the independent accountants together with management’s responses thereto.

(h)	Following completion of the annual audit, review with management and the independent accountants:

	(i)	the corporation’s annual financial statements and related footnotes;

	(ii)	the independent accountants’ audit of the financial statements and the report thereon;

	(iii)	any significant changes required in the independent accountants’ audit plan; and

	(iv)	other matters related to the conduct of the audit which are to be communicated to the committee under generally accepted auditing standards.

(i)

Following completion of the annual audit, review separately with each of management and the independent accountants any significant difficulties encountered during the course of the audit, including any restrictions on the scope of work or access to required information.

(j)

Establish regular and separate systems of reporting to the Committee by each of management and the independent accountants regarding any significant judgments made in management’s preparation of the financial statements and the view of each as to appropriateness of such judgments.

(k)

In consultation with the independent accountants, review any significant disagreement among management and the independent accountants in connection with the preparation of the financial statements, including management's responses.

(l)	Consider and review with management:

(i) significant findings during the year and management’s responses thereto; and

(ii) any changes required in the planned scope of their audit plan.

(m)

Review filings with the SEC and other regulatory authorities having jurisdiction and other published documents containing the corporations financial statements, including any certification, report, opinion or review rendered by the independent accountants, or any press releases announcing earnings (especially the use of “pro forma” or “adjusted” information not prepared in compliance with generally accepted accounting principles) and all financial information and earnings guidance intended to be provided to analysts and the public or to rating agencies, and consider whether the information contained in these documents is consistent with the information contained in the financial statements.

(n)

Prepare and include in the corporation’s annual proxy statement or other filings of the SEC and other regulatory authorities having jurisdiction any report from the Committee or other disclosures as required by applicable laws and regulations.

(o)

Review with management the adequacy of the insurance and fidelity bond coverages, reported contingent liabilities, and management's assessment of contingency planning. Review management’s plans regarding any changes in accounting practices or policies and the financial impact of such changes, any major areas in management's judgment that have a significant effect upon the financial statements of the corporation, and any litigation or claim, including tax assessments, that could have a material effect upon the financial position or operating results of the corporation.

(p)	Review with management and the independent accountants each annual, quarterly and other periodic report prior to its filing with the SEC or other regulators or prior to the release of earnings.

(q)

Review policies and procedures with respect to officers’ expense accounts and perquisites, including their use of corporate assets, and consider the results of any review of these areas by the independent accountants.

(r)

Establish, review and update periodically a Code of Ethics and Business Conduct for employees, officers and directors of the corporation and ensure that management has established a system to enforce this Code of Ethics and Business Conduct.

(s)	Review management's monitoring of the corporation’s compliance with the corporation’s Code of Ethics and Business Conduct.

(t)

Review, with the corporation’s counsel, any legal, tax or regulatory matter that may have a material impact on the corporation’s financial statements, operations, related corporation compliance policies, and programs and reports received from regulators.

(u)	Evaluate and review with management the corporation’s guidelines and policies governing the process of risk assessment and risk management.

(v)	Consider questions of possible conflicts of interest of Board members and of the corporate officers and approve in advance all related party transactions.

(w)	Provide advice on changes in Board compensation.

(x)	Meet with the independent accountants and management in separate executive sessions to discuss any matters that the Committee or these groups believe should be discussed privately with the Committee.

(y)	Report Committee actions to the Board with such recommendations as the Committee may deem appropriate.

(z)

Maintain, review and update the procedures for (i) the receipt, retention and treatment of complaints received by the corporation regarding accounting, internal accounting controls or auditing matters and (ii) the confidential, anonymous submission by employees of the Corporation of concerns regarding questionable accounting or auditing matters, as set forth in Annex A attached to the Charter.

(aa)	Review and update this Charter periodically and recommend any proposed changes to the Board for approval, in accordance with the requirements of the 1934 Act and Exchange Rules.

Perform such other functions consistent with this Charter, the corporation’s Bylaws and governing law, as the Committee deems necessary or appropriate.

Composition of Audit Committee and Relevant Education and Experience

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

Audit Committee Oversight

Since the commencement of our company’s most recently completed financial year, our company’s board of directors has not failed to adopt a recommendation of the audit committee to nominate or compensate an external auditor.

Reliance on Certain Exemptions

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

Pre-Approval Policies and Procedures

The audit committee has adopted specific policies and procedures for the engagement of non-audit services as set out in the Audit Committee Charter of our company.

External Auditor Service Fees

Please see the disclosure under the heading “Item 14. Audit Fees”.

Exemption

The company is relying on the exemption provided by section 6.1 of National Instrument 52-110 which provides that the company, as a venture issuer, is not required to comply with Part 3 (Composition of the Audit Committee) and Part 5 (Reporting Obligations) of National Instrument 52-110.

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

The board is also responsible for:

  selecting and assessing members of the board;

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

  ensuring the integrity of our company’s internal control and management information systems;

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

Ethical Business Conduct

Our directors have found that the fiduciary duties placed on individual directors by the company’s governing corporate legislation and the common law and the restrictions placed by applicable corporate legislation on an individual director’s participation in decisions of the board in which the director has an interest have been sufficient to ensure that the board operates independently of management and in the best interests of the company.

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

Compensation

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future, however, our company has not granted stock options to date. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control. While we seek out business opportunities, our board of directors anticipates that the company will not pay a salary or other compensation to its officers and directors.

Other Board Committees

The board has no other committees other than the Audit Committee.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2009 and December 31, 2008 for professional services rendered by Manning Elliott LLP, Chartered Accountants for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit Fees and Audit Related Fees	$13,230	$13,230
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$13,230	$13,230

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Manning Elliott LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Manning Elliott LLP.

PART IV

Exhibit Number	Description

3.0	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on March 31, 2008)

23.0	Consents of Experts and Councils

31*	Section 302 Certification of Raymond Irvine, dated March 29, 2010

32*	Section 906 Certification of Raymond Irvine, dated March 29, 2010

99.1	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on April 1, 2009)

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
Date: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Raymond Irvine
Raymond Irvine
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Date: March 29, 2009

By: /s/ Howard Dahl
Howard Dahl
Director
Date: March 29, 2009