Form 10-Q
period 2010-03-31
TECKMINE INDUSTRIES INC.
filed 2010-05-14
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

778-737-0389
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

19,506,304 common shares issued and outstanding as of May 13, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2010 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Teckmine Industries, Inc.
(An Exploration Stage Company)
March 31, 2010

Teckmine Industries, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	December 31,
	2010	2009
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	2,007	4,746
Total Assets	2,007	4,746

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	3,630	6,841
Accrued liabilities	9,356	1,702
Due to related parties (Note 3(b))	126,985	122,418
Total Liabilities	139,971	130,961

Contingencies (Note 1)
Stockholders’ Deficit
Common Stock: 100,000,000 shares authorized, $0.001 par value; 19,506,304 shares issued and outstanding	19,506	19,506
Additional Paid-in Capital	52,553	52,553
Donated Capital (Note 3(a))	52,500	50,250
Deficit Accumulated During the Exploration Stage	(262,523)	(248,524)
Total Stockholders’ Deficit	(137,964)	(126,215)
Total Liabilities and Stockholders’ Deficit	2,007	4,746

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	May 19, 2004	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to March 31,	March 31,	March 31,
	2010	2010	2009
	$	$	$

Revenue	–	–	–

Expenses

General and administrative (Note 3(a))	202,837	13,999	17,585
Impairment of mineral property costs	55,000	–	–
Mineral property costs	4,686	–	–

Total Expenses	262,523	13,999	17,585

Net Loss	(262,523)	(13,999)	(17,585)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		19,506,304	19,506,304

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	May 19, 2004	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to March 31,	March 31,	March 31,
	2010	2010	2009
	$	$	$
Operating Activities
Net loss for the period	(262,523)	(13,999)	(17,585)
Adjustment to reconcile net loss to cash used in operating activities:
Donated services and expenses	52,500	2,250	2,250
Impairment of mineral property costs	55,000	–	–
Changes in operating assets and liabilities:
Accounts payable	3,630	(3,211)	(5,924)
Accrued liabilities	9,356	7,654	5,189
Net Cash Used in Operating Activities	(142,037)	(7,306)	(16,070)
Investing Activities
Mineral property costs	(55,000)	–	–
Net Cash Used in Investing Activities	(55,000)	–	–
Financing Activities
Proceeds from issuance of common stock	75,809	–	–
Share issuance costs	(3,750)	–	–
Advances from related parties	126,985	4,567	8,333
Net Cash Flows Provided by Financing Activities	199,044	4,567	8,333
Increase (Decrease) In Cash	2,007	(2,739)	(7,737)
Cash – Beginning of Period	–	4,746	10,054
Cash – End of Period	2,007	2,007	2,317
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2010, the Company has a working capital deficiency of $137,964, has not generated any revenue, and has accumulated losses of $262,523 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 830 Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(f)	Fair Value of Financial Instruments

The financial instruments of the Company consist principally of cash, accounts payable and due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

	(j)	Asset Retirement Obligations

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

(l) Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(m) Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

(a)

During the three months ended March 31, 2010, the Company recognized $1,500 (2009 - $1,500) for donated services at $500 per month and $750 (2009 - $750) for donated rent at $250 per month provided by the President of the Company.

(b)

As at March 31, 2010 the total amount of $126,985 (2009 - $122,418) is owed to the President of the Company, a director and two shareholders. The amounts due are non-interest bearing, unsecured and due on demand.

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

Pursuant to ASC 855, the Company has evaluated all events or transactions that occurred from March 31, 2010 through the date of issuance of the unaudited financial statements. During this period the Company did not have any material recognizable subsequent events.

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

During the three months ended March 31, 2010, we incurred expenses of $13,999 compared to $17,585 during the three months ended March 31, 2009. The decrease in expenses during the three months ended March 31, 2010 resulted from decreased general and administrative expenses, namely reduced legal and accounting costs. We have not generated any revenue since our inception.

As of March 31, 2010, our company had cash of $2,007 and a working capital deficit of $137,964. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

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

Liquidity and Capital Resources

We had cash of $2,007 as of March 31, 2010 compared to cash of $4,746 as of December 31, 2009. We had a working capital deficit of $137,964 as of March 31, 2010 compared to working capital deficit of $126,215 as of December 31, 2009. We have suffered recurring losses from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require $79,000 over the next twelve month period and at least $137,964 to eliminate our working capital deficiency, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Operating Activities

Operating activities used cash of $7,306 during the three months ended March 31, 2010 as compared to $16,070 during the three months ended March 31, 2009.

Financing Activities

Financing activities provided cash of $4,567 during the three months ended March 31, 2010 as compared to $8,333 during the three months ended March 31, 2009. Cash provided from financing activities during the three months ended March 31, 2010 resulted from advances from related parties.

Investing Activities

Investing activities provided cash of $nil during the three months ended March 31, 2010 and 2009.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

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

We had cash in the amount of $2,007 and a working capital deficit of $137,964 as of March 31, 2010. We do not have sufficient funds to independently finance the acquisition of suitable business opportunities, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate and acquire suitable business opportunities. Obtaining additional financing is subject to a number of factors, including market acceptance of projects, investor acceptance of any business opportunity we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at March 31, 2010 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as at March 31, 2010. Specifically, they concluded that six material weaknesses existed as at March 31, 2010 which are set out in Item 4 under the heading “Controls and Procedures”. Although we intend to remediate such material weaknesses as set out in Item 4, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Item 4. (Removed and Reserved).

Not applicable.

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
Dated: May 14, 2010