Form 10-Q
period 2010-06-30
TECKMINE INDUSTRIES INC.
filed 2010-08-16
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

19,506,304 common shares issued and outstanding as of August 13, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2010 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Teckmine Industries Inc.
(An Exploration Stage Company)
June 30, 2010

Teckmine Industries, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	June 30,	December 31,
	2010	2009
	$	$
	(Unaudited)

ASSETS

Current Assets

Cash	3,918	4,746

Total Assets	3,918	4,746

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	3,465	6,841
Accrued liabilities	4,384	1,702
Due to related parties (Note 3(b))	135,877	122,418
Total Liabilities	143,726	130,961

Contingencies (Note 1)

Stockholders’ Deficit

Common Stock:
100,000,000 shares authorized, $0.001 par value; 19,506,304 shares issued and outstanding	19,506	19,506

Additional Paid-in Capital	52,553	52,553

Donated Capital (Note 3(a))	54,750	50,250

Deficit Accumulated During the Exploration Stage	(266,617)	(248,524)

Total Stockholders’ Deficit	(139,808)	(126,215)

Total Liabilities and Stockholders’ Deficit	3,918	4,746

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	May 19, 2004	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	To June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2010	2009	2010	2009
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative (Note 3(a))	206,931	4,094	10,875	18,093	28,460
Impairment of mineral property costs	55,000	–	–	–	–
Mineral property costs	4,686	–	–	–	–

Total Expenses	266,617	4,094	10,875	18,093	28,460

Net Loss	(266,617)	(4,094)	(10,875)	(18,093)	(28,460)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		19,506,304	19,506,304	19,506,304	19,506,304

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	May 19, 2004	Six Months	Six Months
	(Date of Inception)	Ended	Ended
	to June 30,	June 30,	June 30,
	2010	2010	2009
	$	$	$

Operating Activities

Net loss for the period	(266,617)	(18,093)	(28,460)

Adjustment to reconcile net loss to cash used in operating activities:
Donated services and expenses	54,750	4,500	4,500
Impairment of mineral property costs	55,000	–	–

Changes in operating assets and liabilities:
Accounts payable	3,465	(3,376)	(4,152)
Accrued liabilities	4,384	2,682	374

Net Cash Used in Operating Activities	(149,018)	(14,287)	(27,739)

Investing Activities

Mineral property costs	(55,000)	–	–

Net Cash Used in Investing Activities	(55,000)	–	–

Financing Activities

Proceeds from issuance of common stock	75,809	–	–
Share issuance costs	(3,750)	–	–
Advances from related parties	135,877	13,459	19,372

Net Cash Flows Provided by Financing Activities	207,936	13,459	19,372

Increase (Decrease) In Cash	3,918	(828)	(8,367)

Cash – Beginning of Period	–	4,746	10,054

Cash – End of Period	3,918	3,918	1,687

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2010, the Company has a working capital deficiency of $139,808, has not generated any revenue, and has accumulated losses of $266,617 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Accounting

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year end is December 31.

(b)	Interim financial statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q.

They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed on March 29, 2010, with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at June 30, 2010, and the results of its operations and cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

(c)	Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of long- lived assets, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	(m)	Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

(a)

During the six months ended June 30, 2010, the Company recognized $3,000 (2009 - $3,000) for donated services at $500 per month and $1,500 (2009 - $1,500) for donated rent at $250 per month provided by the President of the Company.

(b)

As at June 30, 2010 the total amount of $135,877 (December 31, 2009 - $122,418) is owed to the President of the Company, a director and two shareholders. The amounts due are non-interest bearing, unsecured and due on demand.

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

During the three months ended June 30, 2010, we incurred expenses of $4,094 compared to $10,875 during the three months ended June 30, 2009. The decrease in expenses during the three months ended June 30, 2010 resulted from decreased general and administrative expenses, namely reduced legal and accounting costs. We have not generated any revenue since our inception.

During the six months ended June 30, 2010, we incurred expenses of $18,093 compared to $28,460 during the six months ended June 30, 2009. The decrease in expenses during the six months ended June 30, 2010 resulted from decreased general and administrative expenses, including professional fees.

As of June 30, 2010, our company had cash of $3,918 and a working capital deficit of $139,808. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

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

Liquidity and Capital Resources

We had cash of $3,918 as of June 30, 2010 compared to cash of $4,746 as of December 31, 2009. We had a working capital deficit of $139,808 as of June 30, 2010 compared to working capital deficit of $126,215 as of December 31, 2009. We have suffered recurring losses from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require $79,000 over the next twelve month period and at least $139,808 to eliminate our working capital deficiency, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated.

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

Operating Activities

Operating activities used cash of $14,287 during the six months ended June 30, 2010 as compared to $27,739 during the six months ended June 30, 2009.

Financing Activities

Financing activities provided cash of $13,459 during the six months ended June 30, 2010 as compared to $19,372 during the six months ended June 30, 2009. Cash provided from financing activities during the six months ended June 30, 2010 resulted from advances from related parties.

Investing Activities

Investing activities provided cash of $nil during the six months ended June 30, 2010 and 2009.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $3,918 and a working capital deficit of $139,808 as of June 30, 2010. We do not have sufficient funds to independently finance the acquisition of suitable business opportunities, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate and acquire suitable business opportunities. Obtaining additional financing is subject to a number of factors, including market acceptance of projects, investor acceptance of any business opportunity we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

In our management’s report on internal controls over financial reporting, we identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of June 30, 2010. These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at June 30, 2010 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as at June 30, 2010. Specifically, they concluded that six material weaknesses existed as at June 30, 2010 which are set out in Item 4 under the heading “Controls and Procedures”. Although we intend to remediate such material weaknesses as set out in Item 4, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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
Dated: August 16, 2010