Form 10-Q
period 2010-09-30
TECKMINE INDUSTRIES INC.
filed 2010-11-15
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

604-677-5066
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

19,506,304 common shares issued and outstanding as of November 2, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2010 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Teckmine Industries, Inc.
(An Exploration Stage Company)
September 30, 2010

Teckmine Industries, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	September 30,	December 31,
	2010	2009
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	–	4,746
Total Assets	–	4,746

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	112	–
Accounts payable	15,491	6,841
Accrued liabilities	–	1,702
Due to related parties (Note 3(b))	136,611	122,418
Total Liabilities	152,214	130,961

Contingencies (Note 1)
Stockholders’ Deficit
Common Stock: 100,000,000 shares authorized, $0.001 par value; 19,506,304 shares issued and outstanding	19,506	19,506
Additional Paid-in Capital	52,553	52,553
Donated Capital (Note 3(a))	57,000	50,250
Deficit Accumulated During the Exploration Stage	(281,273)	(248,524)
Total Stockholders’ Deficit	(152,214)	(126,215)
Total Liabilities and Stockholders’ Deficit	–	4,746

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	May 19, 2004	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	To September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2010	2009	2010	2009
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative (Note 3(a))	221,587	14,657	10,088	32,749	38,548
Impairment of mineral property costs	55,000	–	–	–	–
Mineral property costs	4,686	–	–	–	–

Total Expenses	281,273	14,657	10,088	32,749	38,548

Net Loss	(281,273)	(14,657)	(10,088)	(32,749)	(38,548)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		19,506,304	19,506,304	19,506,304	19,506,304

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	May 19, 2004	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended
	to September 30,	September 30,	September 30,
	2010	2010	2009
	$	$	$
Operating Activities
Net loss for the period	(281,273)	(32,749)	(38,548)
Adjustment to reconcile net loss to cash used in operating activities:
Donated services and expenses	57,000	6,750	6,750
Impairment of mineral property costs	55,000	–	–
Changes in operating assets and liabilities:
Accounts payable	15,491	8,650	850
Accrued liabilities	–	(1,702)	(103)
Net Cash Used in Operating Activities	(153,782)	(19,051)	(31,051)
Investing Activities
Mineral property costs	(55,000)	–	–
Net Cash Used in Investing Activities	(55,000)	–	–
Financing Activities
Bank overdraft	112	112	–
Proceeds from issuance of common stock	75,809	–	–
Share issuance costs	(3,750)	–	–
Advances from related parties	136,611	14,193	26,037
Net Cash Flows Provided by Financing Activities	208,782	14,305	26,037
Decrease In Cash	–	(4,746)	(5,014)
Cash – Beginning of Period	–	4,746	10,054
Cash – End of Period	–	–	5,040
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2010, the Company has a working capital deficiency of $152,214, has not generated any revenue, and has accumulated losses of $281,273 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at September 30, 2010, and the results of its operations and cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

The financial instruments of the Company consist principally of cash, bank overdraft, accounts payable and due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	(m)	Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

(a)

During the nine months ended September 30, 2010, the Company recognized $4,500 (2009 - $4,500) for donated services at $500 per month and $2,250 (2009 - $2,250) for donated rent at $250 per month provided by the President of the Company.

(b)

As at September 30, 2010 the total amount of $136,611 (December 31, 2009 - $122,418) is owed to the President of the Company, a director and two shareholders. The amounts due are non-interest bearing, unsecured and due on demand.

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

During the three months ended September 30, 2010, we incurred expenses of $14,657 compared to $10,088 during the three months ended September 30, 2009. The increase in expenses during the three months ended September 30, 2010 resulted from increased general and administrative expenses, namely increased accounting costs. We have not generated any revenue since our inception.

During the nine months ended September 30, 2010, we incurred expenses of $32,749 compared to $38,548 during the nine months ended September 30, 2009. The decrease in expenses during the nine months ended September 30, 2010 resulted from decreased general and administrative expenses, including professional fees.

As of September 30, 2010, our company had cash of $nil and a working capital deficit of $152,214. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

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

Liquidity and Capital Resources

We had cash of $nil as of September 30, 2010 compared to cash of $4,746 as of December 31, 2009. We had a working capital deficit of $152,214 as of September 30, 2010 compared to working capital deficit of $126,215 as of December 31, 2009. We have suffered recurring losses from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require $79,000 over the next twelve month period and at least $152,214 to eliminate our working capital deficiency, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Operating Activities

Operating activities used cash of $19,051 during the nine months ended September 30, 2010 as compared to $31,051 during the nine months ended September 30, 2009.

Financing Activities

Financing activities provided cash of $14,193 during the nine months ended September 30, 2010 as compared to $26,037 during the nine months ended September 30, 2009. Cash provided from financing activities during the nine months ended September 30, 2010 resulted from advances from related parties.

Investing Activities

Investing activities provided cash of $nil during the nine months ended September 30, 2010 and 2009.

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

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle-blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan. The remediation efforts set out in (i) and (iii) are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $nil and a working capital deficit of $152,214 as of September 30, 2010. We do not have sufficient funds to independently finance the acquisition of suitable business opportunities, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate and acquire suitable business opportunities. Obtaining additional financing is subject to a number of factors, including market acceptance of projects, investor acceptance of any business opportunity we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

In our management’s report on internal controls over financial reporting, we identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of September 30, 2010. These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at September 30, 2010 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as at September 30, 2010. Specifically, they concluded that six material weaknesses existed as at September 30, 2010 which are set out in Item 4 under the heading “Controls and Procedures”. Although we intend to remediate such material weaknesses as set out in Item 4, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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
Dated: November 15, 2010