Form 10-K
period 2010-12-31
TECKMINE INDUSTRIES INC.
filed 2011-03-31
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes[ ] No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes[ ] No [ x ]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (Not currently applicable to the Registrant)
Yes[ ] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]

Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes[ x ] No[ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $19,012,608 based on a price of $2.00 per share. The common shares of the Issuer have traded at two occasions to date. As a result, aggregate market value may not be indicative of actual market value of our company.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes[ ] No[ ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 19,506,304 shares of common stock as of March 23, 2011.

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

We had cash in the amount of $1,278 and a working capital deficit of $162,335 as of December 31, 2010. We do not have sufficient funds to independently finance the acquisition of suitable business opportunities, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate and acquire suitable business opportunities. Obtaining additional financing is subject to a number of factors, including market acceptance of projects, investor acceptance of any business opportunity we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

In our management’s report on internal controls over financial reporting, we have identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal controls over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2010. These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at December 31, 2010 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as at December 31, 2010. Specifically, they concluded that six material weaknesses existed as at December 31, 2010 which are set out in Item 9A under the heading “Controls and Procedures”. Although we intend to remediate such material weaknesses as set out in Item 9A, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Our two directors and sole officer are involved in other business activities. Raymond Irvine, our president, secretary, treasurer and a director, spends approximately 15 hours, or 33%, of his business time on the management of our company and Patrick Smyth, a director, spends approximately 10 hours, or 20%, of his business time on the management of our company. As a result of their other business endeavors, Mr. Irvine and Mr. Smyth may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of Mr. Irvine’s or Mr. Smyth’s other business interests.

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

Holders of our Common Stock

As of March 23, 2011, there were 46 holders of record of our common stock. As of such date, 19,506,304 common shares of our company were issued and outstanding.

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

Recent Sales of Unregistered Securities

We did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended December 31, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2010.

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

During the year ended December 31, 2010, we incurred expenses of $45,120 compared to $50,104 during the year ended December 31, 2009. The decrease in expenses during the year ended December 31, 2010 resulted from a decrease of $4,984 in general and administrative expenses. We have not generated any revenue since our inception.

As of December 31, 2010, our company had cash of $1,278 and a working capital deficit of $162,335. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

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

Liquidity and Capital Resources

We had cash of $1,278 as of December 31, 2010 compared to cash of $4,746 as of December 31, 2009. We had a working capital deficit of $162,335 as of December 31, 2010 compared to working capital deficit of $126,215 as of December 31, 2009. We have suffered recurring losses from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require $79,000 over the next twelve month period and at least $162,335 to eliminate our working capital deficiency, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Operating Activities

Operating activities used cash of $32,154 during the year ended December 31, 2010 as compared to $34,009 during the year ended December 31, 2009.

Financing Activities

Financing activities provided cash of $28,686 during the year ended December 31, 2010 as compared to $28,701 during the year ended December 31, 2009. Cash provided from financing activities during the years ended December 31, 2010 and 2009 resulted from advances from related parties.

Investing Activities

Investing activities provided cash of $Nil during the years ended December 31, 2010 and 2009.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year ended December 31, 2010, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Teckmine Industries Inc.
(An Exploration Stage Company)
December 31, 2010

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Teckmine Industries, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Teckmine Industries, Inc. as of December 31, 2010 and 2009, and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from May 19, 2004 (Date of Inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teckmine Industries, Inc. as of December 31, 2010 and 2009, and the results of its operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from May 19, 2004 (Date of Inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 28, 2011

Teckmine Industries, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	December 31,	December 31,
	2010	2009
	$	$

ASSET
Current Asset
Cash	1,278	4,746
Total Asset	1,278	4,746

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	8,674	6,841
Accrued liabilities	130	1,702
Due to related parties (Note 4(b))	154,809	122,418
Total Liabilities	163,613	130,961

Contingencies (Note 1)
Stockholders’ Deficit
Common Stock: 100,000,000 shares authorized, $0.001 par value; 19,506,304 shares issued and outstanding	19,506	19,506
Additional Paid-in Capital	52,553	52,553
Donated Capital (Note 4(a))	59,250	50,250
Deficit Accumulated During the Exploration Stage	(293,644)	(248,524)
Total Stockholders’ Deficit	(162,335)	(126,215)
Total Liabilities and Stockholders’ Deficit	1,278	4,746

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from
	May 19, 2004	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to December 31,	December 31,	December 31,
	2010	2010	2009
	$	$	$

Revenue	–	–	–

Expenses

General and administrative (Note 4(a))	233,958	45,120	50,104
Impairment of mineral property costs	55,000	–	–
Mineral property costs	4,686	–	–

Total Expenses	293,644	45,120	50,104

Net Loss	(293,644)	(45,120)	(50,104)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		19,506,304	19,506,304

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from
	May 19, 2004	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to December 31,	December 31,	December 31,
	2010	2010	2009
	$	$	$
Operating Activities
Net loss	(293,644)	(45,120)	(50,104)
Adjustment to reconcile net loss to cash used in operating activities:
Donated services and expenses	59,250	9,000	9,000
Impairment of mineral property costs	55,000	–	–
Loss (gain) from foreign exchange transactions	6,223	3,705	5,393
Changes in operating assets and liabilities:
Accounts payable	8,675	1,834	104
Accrued liabilities	129	(1,573)	1,598
Net Cash Used in Operating Activities	(164,367)	(32,154)	(34,009)
Investing Activity
Mineral property costs	(55,000)	–	–
Net Cash Used in Investing Activity	(55,000)	–	–
Financing Activities
Proceeds from issuance of common stock	75,809	–	–
Share issuance costs	(3,750)	–	–
Advances from related parties	148,586	28,686	28,701
Net Cash Flows Provided by Financing Activities	220,645	28,686	28,701
Increase (Decrease) In Cash	1,278	(3,468)	(5,308)
Cash – Beginning	–	4,746	10,054
Cash – Ending	1,278	1,278	4,746

Supplemental Disclosures
Interest paid		–	–
Income taxes paid		–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Deficit
From May 19, 2004 (Date of inception) to December 31, 2010
(Expressed in U.S. dollars)

							Deficit
							Accumulated
			Additional	Common	Share		During the
	Common Stock		Paid-in	Stock	Subscriptions	Donated	Exploration
	Shares	Amount	Capital	Subscribed	Receivable	Capital	Stage	Total
	#	$	$	$	$	$	$	$
Balance – May 19, 2004 (Date of inception)	–	–	–	–	–	–	–	–
June 30, 2004 – Issuance of common stock for cash at $0.001 per share	10,000,000	10,000	– –	– –	–	–	–	10,000
Common stock subscribed	–	–	–	33,625	–	–	–	33,625
Donated services and rent	–	–	–	–	–	5,250	–	5,250
Net loss for the period	–	–	–	–	–	–	(19,720)	(19,720)
Balance – December 31, 2004	10,000,000	10,000	–	33,625	–	5,250	(19,720)	29,155
June 30, 2005 – Issuance of common stock at $0.005 per share	9,410,000	9,410	37,640	(33,625)	–	–	–	13,425
Share issuance costs	–	–	(3,750)	–	–	–	–	(3,750)
Donated services and rent	–	–	–	–	–	9,000	–	9,000
Net loss for the year	–	–	–	–	–	–	(20,963)	(20,963)
Balance – December 31, 2005	19,410,000	19,410	33,890	–	(130)	14,250	(40,683)	26,867
December 2006 – Issuance of common stock at $0.20 per share	96,304	96	18,663	– –	(130)	–	–	18,629
Donated services and rent	–	–	–	–	–	9,000	–	9,000
Net loss for the year	–	–	–	–	–	–	(28,443)	(28,443)
Balance – December 31, 2006	19,506,304	19,506	52,553	–	–	23,250	(69,126)	26,053
Proceeds from share subscriptions receivable	–	–	–	– –	130	–	–	130
Donated services and rent	–	–	–	–	–	9,000	–	9,000
Net loss for the year	–	–	–	–	–	–	(90,966)	(90,966)
Balance – December 31, 2007	19,506,304	19,506	52,553	–	–	32,250	(160,092)	(55,783)

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Deficit
From May 19, 2004 (Date of inception) to December 31, 2010
(Expressed in U.S. dollars)

							Deficit
							Accumulated
			Additional	Common	Share		During the
	Common Stock		Paid-in	Stock	Subscriptions	Donated	Exploration
	Shares	Amount	Capital	Subscribed	Receivable	Capital	Stage	Total
	#	$	$	$	$	$	$	$
Balance – December 31, 2007	19,506,304	19,506	52,553	–	–	32,250	(160,092)	(55,783)
Donated services and rent	–	–	–	–	–	9,000	–	9,000
Net loss for the year	–	–	–	–	–	–	(38,328)	(38,328)
Balance – December 31, 2008	19,506,304	19,506	52,553	–	–	41,250	(198,420)	(85,111)
Donated services and rent	–	–	–	–	–	9,000	–	9,000
Net loss for the year	–	–	–	–	–	–	(50,104)	(50,104)
Balance – December 31, 2009	19,506,304	19,506	52,553	–	–	50,250	(248,524)	(126,215)
Donated services and rent	–	–	–	–	–	9,000	–	9,000
Net loss for the year	–	–	–	–	–	–	(45,120)	(45,120)
Balance – December 31, 2010	19,506,304	19,506	52,553	–	–	59,250	(293,644)	(162,335)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2010, the Company has a working capital deficiency of $162,335, has not generated any revenue, and has accumulated losses of $293,644 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Company’s financial instruments consist principally of cash, accounts payable and due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

The Company follows the provisions of ASC 440 Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligations as of December 31, 2010 and 2009.

	(j)	Basic and Diluted Net Income (Loss) Per Share

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

(k) Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2010 and 2009, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(l) Recently Issued Accounting Pronouncements

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

(a)

During the year ended December 31, 2010, the Company recognized $6,000 (2009 - $6,000) for donated services at $500 per month and $3,000 (2009 - $3,000) for donated rent at $250 per month provided by the President of the Company.

(b)

As at December 31, 2010, the total amount of $154,809 (2009 - $122,418) is owed to the President of the Company, a director and two shareholders. The amounts due are non-interest bearing, unsecured and due on demand.

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

6.	Income Taxes

As at December 31, 2010, the Company has net operating losses carried forward of $174,708 available to offset taxable income in future years which begin expiring in fiscal 2025.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
	$	$
Income tax recovery at statutory rate	15,792	17,536
Permanent differences	(3,150)	(3,150)
Income tax rate change	–	–
Valuation allowance change	(12,642)	(14,386)
Provision for income taxes	–	–

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

6.	Income Taxes (continued)

The significant components of deferred income tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	December 31,	December 31,
	2010	2009
	$	$
Deferred income tax assets:
Net operating losses carried forward	61,148	48,506
Mineral property costs	20,890	20,890
Valuation allowance	(82,038)	(69,396)
Net deferred income tax asset	–	–

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in the SEC’s Release No. 33-8810: Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2010 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; (iv) no written whistle-blower policy; (v) inadequate knowledge to address complex accounting and tax issues that may arise; and (vi) risk to our company as a going concern in the event the sole executive officer of our company is unable to fulfill this role due to death or incapacitation.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at March 23, 2011, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our company	Age	Date First Elected or Appointed
Raymond Irvine	President, Secretary, Treasurer and Director	45	Executive Officer: September 24, 2004 Director: June 25, 2004
Patrick Smyth(1)	Director	51	March 21, 2011

(1)	Member of the Audit Committee.

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

We believe Mr. Irvine is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his business experiences as described above.

Patrick Smyth

Patrick Smyth was appointed as a director on March 21, 2011. Mr. Smyth is the Managing Director at iSmartCheck, an electronic transaction processor and provider of online payment solutions. He also serves on the board of directors at Square One Solar Systems Corporation. Mr. Smyth is also the Founder and Managing Director of Ocean Eclipse Venture Capital Inc., where he manages a team that provides venture capital, early stage financing, corporate and public media relations, investment research, analysis, taking private companies public, 504 PPM’s and other specialized services to emerging technology and breakout corporations. Mr. Smyth was born and raised in Vancouver, British Columbia, Canada, graduating from St. George’s Boys School and then attended the University of British Columbia graduating with a Bachelor of Arts Degree.. Mr. Smyth currently spends approximately 10 hours per week providing services to our company, which represents approximately 20% of his weekly working hours. He spends the remainder of his working hours working on various other business endeavors.

We believe Mr. Smyth is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

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

Audit Committee

Our board of directors struck an audit committee on March 26, 2009. As of this date, Patrick Smyth was the sole member of the audit committee. Mr. Smyth is an “independent director” as defined in the Nasdaq Marketplace Rules and National Instrument 52-110 since he has never been an executive officer or employee of our company and does not have a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out his responsibilities.

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

Nomination Procedures For Appointment of Directors

As of March 23, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation received during the two years ended December 31, 2010 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Raymond Irvine(1) Principal Executive Officer, Principal Financial Officer, President, Secretary, Treasurer and Director	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$9,000(2) $9,000(2)	$9,000(2) $9,000(2)

(1)	Raymond Irvine was appointed as our president, secretary and treasurer on September 24, 2004.

(2)	For each of the years ended December 31, 2010 and 2009, our company recognized $6,000 for donated services at $500 per month and $3,000 for donated rent at $250 per month provided by Mr. Irvine.

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

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2010, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2010.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. During the year ended December 31, 2010, no director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 23, 2011, there were 19,506,304 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common Stock	Raymond Irvine President, Secretary, Treasurer and Director Suite 239 – 280 Nelson Street Vancouver, British Columbia Canada	10,000,000	51.3%
Common Stock	Patrick Smyth Director 2529 Whistler Road Whistler, British Columbia Canada	Nil	Nil
Directors and Executive Officers as a Group (2)		10,000,000	51.3%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common Stock	Howard Dahl 811 Porteau Place North Vancouver, British Columbia Canada	1,650,000(2)	8.5%
Common Stock	Mark Wilkie(3) 14738 59th Ave. Surrey, British Columbia Canada	1,758,500	9.0%

(1)

Based on 19,506,304 shares of common stock issued and outstanding as of March 23, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our last fiscal year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

For each of the years ended December 31, 2010 and 2009, we recognized $6,000 for donated services at $500 per month and $3,000 for donated rent at $250 per month provided by our president, secretary, treasurer and director.

As at December 31, 2010, the total amount of $154,809 was owed to our president, secretary and treasurer, a director and two shareholders. The amounts are non-interest bearing, unsecured and due on demand.

Corporate Governance

Director Independence

We currently have two directors, consisting of Raymond Irvine and Patrick Smyth. We have determined that Patrick Smyth is an independent director, as that term is used in the Nasdaq Marketplace Rules and National Instrument 52-110.

Audit Committee

Our board of directors struck an audit committee on March 26, 2009. As of this date, Patrick Smyth was the sole member of the audit committee.

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

Transactions with Independent Directors

None of our independent directors entered into any transaction, relationship or arrangement during the year ended December 31, 2010 that was considered by our board of directors in determining whether the director maintained his independence in accordance with the Nasdaq Marketplace Rules and National Instrument 52-110.

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

Composition of Audit Committee and Relevant Education and Experience

As defined in National Instrument 52-110, Patrick Smyth is independent. For a description of the education and experience of our sole audit committee member that is relevant to the performance of his responsibilities as an audit committee member, please see the disclosure under the heading “Item 10. Directors, Executive Officers and Corporate Governance – Business Experience”.

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

Approval Policies and Procedures

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

Board of Directors

Our board of directors currently acts with two members consisting of Raymond Irvine and Patrick Smyth. We have determined that Mr. Irvine is not independent as that term is defined in National Instrument 52-110 due to the fact that he is our president, secretary and treasurer. Mr. Smyth is independent as he is not an officer of our company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2010 and December 31, 2009 for professional services rendered by Manning Elliott LLP, Chartered Accountants for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit Fees and Audit Related Fees	$7,875	$13,230
Tax Fees	$Nil	$Nil
All Other Fees	$5,355	$Nil
Total	$13,230	$13,230

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

PART IV

Exhibit
Number	Description
3.0	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on March 31, 2008)
23.0	Consents of Experts and Councils
31*	Section 302 Certification of Raymond Irvine, dated March 31, 2011
32*	Section 906 Certification of Raymond Irvine, dated March 31, 2011
99.1	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on April 1, 2009)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Raymond Irvine
Raymond Irvine
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial,
and Principal Accounting Officer)
Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Raymond Irvine
Raymond Irvine
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Date: March 31, 2011

By: /s/ Patrick Smyth
Patrick Smyth
Director
Date: March 31, 2011