Form 10-Q
period 2011-03-31
TECKMINE INDUSTRIES INC.
filed 2011-05-16
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

19,506,304 common shares issued and outstanding as of May 4, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2011 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Teckmine Industries Inc.
(An Exploration Stage Company)
March 31, 2011
(Unaudited)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	December 31,
	2011	2010
	$	$
	(Unaudited)	(Audited)
ASSET
Current Asset
Cash	15,677	1,278
Total Asset	15,677	1,278

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	10,311	8,674
Accrued liabilities	5,720	130
Due to related parties (Note 4(b))	182,964	154,809
Total Liabilities	198,995	163,613

Contingencies (Note 1)
Stockholders’ Deficit
Common Stock: 100,000,000 shares authorized, $0.001 par value; 19,506,304 shares issued and outstanding	19,506	19,506
Additional Paid-in Capital	52,553	52,553
Donated Capital (Note 4(a))	61,500	59,250
Deficit Accumulated During the Exploration Stage	(316,877)	(293,644)
Total Stockholders’ Deficit	(183,318)	(162,335)
Total Liabilities and Stockholders’ Deficit	15,677	1,278

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	May 19, 2004	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to March 31,	March 31,	March 31,
	2011	2011	2010
	$	$	$

Revenue	–	–	–

Expenses

General and administrative (Note 4(a))	257,191	23,233	13,999
Impairment of mineral property costs	55,000	–	–
Mineral property costs	4,686	–	–

Total Expenses	316,877	23,233	13,999

Net Loss	(316,877)	(23,233)	(13,999)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		19,506,304	19,506,304

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	May 19, 2004	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to March 31,	March 31,	March 31,
	2011	2011	2010
	$	$	$
Operating Activities
Net loss for the period	(316,877)	(23,233)	(13,999)
Adjustment to reconcile net loss to cash used in operating activities:
Donated services and expenses	61,500	2,250	2,250
Impairment of mineral property costs	55,000	–	–
Loss from foreign exchange transactions	9,439	3,216	1,509
Changes in operating assets and liabilities:
Accounts payable	10,014	1,339	(3,130)
Accrued liabilities	5,724	5,595	7,678
Net Cash Used in Operating Activities	(175,200)	(10,833)	(5,692)
Investing Activity
Mineral property costs	(55,000)	–	–
Net Cash Used in Investing Activity	(55,000)	–	–
Financing Activities
Proceeds from issuance of common stock	75,809	–	–
Share issuance costs	(3,750)	–	–
Advances from related parties	173,818	25,232	2,953
Net Cash Flows Provided by Financing Activities	245,877	25,232	2,953
Increase (Decrease) In Cash	15,677	14,399	(2,739)
Cash – Beginning of Period	–	1,278	4,746
Cash – Ending of Period	15,677	15,677	2,007

Supplemental Disclosures
Interest paid		–	–
Income taxes paid		–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2011, the Company has a working capital deficiency of $183,318, has not generated any revenue, and has accumulated losses of $316,877 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed on March 31, 2011, with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at March 31, 2011, and the results of its operations and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

The Company has been in the exploration stage since its formation on May 19, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are initially capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property exploration costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

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

The Company follows the provisions of ASC 440 Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligations as of March 31, 2011 and December 31, 2010.

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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2011 and 2010, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	(m)	Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Mineral Property

The Company entered into an agreement dated November 10, 2004 whereby the Company was granted an option in consideration for $22,500 (paid) to acquire a 50% interest in a mineral property located in British Columbia, Canada. The Company may exercise the option by incurring a minimum of $250,000 of exploration expenditures on the property prior to May 10, 2006. In fiscal 2006, the Company negotiated to extend the terms of the agreement by a further 12 months by paying an additional $10,000. On May 9, 2007, the Company extended the terms of the mineral property option agreement a further 18-month extension to November 9, 2008 by paying an additional $22,500. At December 31, 2007, the Company recognized an impairment of $22,500 (2006 - $10,000) as it had not yet been determined whether there were proven or probable reserves on the property. Upon the expiry of the second extension of the option agreement on November 9, 2008, the Company decided not to pursue this property and formally relinquished any entitlement to the property.

4.	Related Party Transactions

(a)

During the three months ended March 31, 2011, the Company recognized $1,500 (2010 - $1,500) for donated services at $500 per month and $750 (2010 - $750) for donated rent at $250 per month provided by the President of the Company.

(b)

As at March 31, 2011, the total amount of $182,964 (December 31, 2010 - $154,809) is owed to the President of the Company, a director and two shareholders. The amounts due are non-interest bearing, unsecured and due on demand.

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

We were unable to raise the financing necessary to carry out the recommended exploration program and results from other exploration programs on neighboring areas showed uneconomic mineralization. In addition, the 2008 financial crises and related liquidity problems have made capital raising increasingly difficult for exploration stage mining companies to obtain the financing necessary to undertake exploration programs.

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

During the three months ended March 31, 2011, we incurred expenses of $23,233 compared to $13,999 during the three months ended March 31, 2010. The increase in expenses during the three months ended March 31, 2011 resulted from increased general and administrative expenses. We have not generated any revenue since our inception.

As of March 31, 2011, our company had cash of $15,677 and a working capital deficit of $183,318. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

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

Liquidity and Capital Resources

We had cash of $15,677 as of March 31, 2011 compared to cash of $1,278 as of December 31, 2010. We had a working capital deficit of $183,318 as of March 31, 2011 compared to working capital deficit of $162,335 as of December 31, 2010. We have suffered recurring losses from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require $79,000 over the next twelve month period and at least $183,318 to eliminate our working capital deficiency, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Operating Activities

Operating activities used cash of $10,833 during the three months ended March 31, 2011 as compared to $5,692 during the three months ended March 31, 2010.

Financing Activities

Financing activities provided cash of $25,232 during the three months ended March 31, 2011 as compared to $2,953 during the three months ended March 31, 2010. Cash provided from financing activities during the three months ended March 31, 2011 resulted from advances from related parties.

Investing Activities

Investing activities provided cash of $Nil during the three months ended March 31, 2011 and 2010.]

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

Not applicable.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $15,677 and a working capital deficit of $183,318 as of March 31, 2011. We do not have sufficient funds to independently finance the acquisition of suitable business opportunities, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate and acquire suitable business opportunities. Obtaining additional financing is subject to a number of factors, including market acceptance of projects, investor acceptance of any business opportunity we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

In our management’s report on internal controls over financial reporting, we identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of March 31, 2011. These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at March 31, 2011 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as at March 31, 2011. Specifically, they concluded that six material weaknesses existed as at March 31, 2011 which are set out in Item 4 under the heading “Controls and Procedures”. Although we intend to remediate such material weaknesses as set out in Item 4, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
(14)	Codes of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on March 31, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Raymond Irvine
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Raymond Irvine
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on April 1, 2009)

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
Dated: May 16, 2011