Form 10-Q
period 2011-06-30
TECKMINE INDUSTRIES INC.
filed 2011-08-15
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

19,506,304 common shares issued and outstanding as of August 8, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2011 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Teckmine Industries Inc.
(An Exploration Stage Company)
June 30, 2011
(Unaudited)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	June 30,	December 31,
	2011	2010
	$	$
	(Unaudited)
ASSET
Current Asset
Cash	11,367	1,278
Total Asset	11,367	1,278

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	18,083	8,674
Accrued liabilities	–	130
Due to related parties (Note 4(b))	183,569	154,809
Total Liabilities	201,652	163,613

Contingencies (Note 1)
Stockholders’ Deficit
Common Stock: 100,000,000 shares authorized, $0.001 par value; 19,506,304 shares issued and outstanding	19,506	19,506
Additional Paid-in Capital	52,553	52,553
Donated Capital (Note 4(a))	63,750	59,250
Deficit Accumulated During the Exploration Stage	(326,094)	(293,644)
Total Stockholders’ Deficit	(190,285)	(162,335)
Total Liabilities and Stockholders’ Deficit	11,367	1,278

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	May 19, 2004	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2011	2010	2011	2010
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
General and administrative (Note 4(a))	266,408	9,217	4,094	32,450	18,093
Impairment of mineral property costs	55,000	–	–	–	–
Mineral property costs	4,686	–	–	–	–
Total Expenses	326,094	9,217	4,094	32,450	18,093
Net Loss	(326,094)	(9,217)	(4,094)	(32,450)	(18,093)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		19,506,304	19,506,304	19,506,304	19,506,304

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	May 19, 2004	Six Months	Six Months
	(Date of Inception)	Ended	Ended
	to June 30,	June 30,	June 30,
	2011	2011	2010
	$	$	$

Operating Activities
Net loss for the period	(326,094)	(32,450)	(18,093)
Adjustment to reconcile net loss to cash used in operating activities:
Donated services and expenses	63,750	4,500	4,500
Impairment of mineral property costs	55,000	–	–
Loss (gain) from foreign exchange transactions	10,147	3,924	(432)
Changes in operating assets and liabilities:
Accounts payable	17,704	9,029	(3,229)
Accrued liabilities	(17)	(146)	2,934
Net Cash Used in Operating Activities	(179,510)	(15,143)	(14,320)
Investing Activity
Mineral property costs	(55,000)	–	–
Net Cash Used in Investing Activity	(55,000)	–	–
Financing Activities
Proceeds from issuance of common stock	75,809	–	–
Share issuance costs	(3,750)	–	–
Advances from related parties	173,818	25,232	13,492
Net Cash Flows Provided by Financing Activities	245,877	25,232	13,492
Increase (Decrease) In Cash	11,367	10,089	(828)
Cash – Beginning of Period	–	1,278	4,746
Cash – Ending of Period	11,367	11,367	3,918

Supplemental Disclosures
Interest paid		–	–
Income taxes paid		–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2011, the Company has a working capital deficiency of $190,285, has not generated any revenue, and has accumulated losses of $326,094 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at June 30, 2011, and the results of its operations and cash flows for the six months ended June 30, 2011 and 2010. The results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

The Company follows the provisions of ASC 440 Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligations as of June 30, 2011 and December 31, 2010.

	(k)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	(l)	Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2011 and 2010, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(a)

During the six months ended June 30, 2011, the Company recognized $3,000 (2010 - $3,000) for donated services at $500 per month and $1,500 (2010 - $1,500) for donated rent at $250 per month provided by the President of the Company.

(b)

As at June 30, 2011, the total amount of $183,569 (December 31, 2010 - $154,809) is owed to the President of the Company, a director and two shareholders. The amounts due are non-interest bearing, unsecured and due on demand.

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

During the three months ended June 30, 2011, we incurred expenses of $9,217 compared to $4,094 during the three months ended June 30, 2010. The increase in expenses during the three months ended June 30, 2011 resulted from increased general and administrative expenses. We have not generated any revenue since our inception.

During the six months ended June 30, 2011, we incurred expenses of $32,450 compared to $18,093 during the six months ended June 30, 2010. The increase in expenses during the six months ended June 30, 2011 resulted from increased general and administrative expenses.

As of June 30, 2011, our company had cash of $11,367 and a working capital deficit of $190,285. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

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

Liquidity and Capital Resources

We had cash of $11,367 as of June 30, 2011 compared to cash of $1,278 as of December 31, 2010. We had a working capital deficit of $190,285 as of June 30, 2011 compared to working capital deficit of $162,335 as of December 31, 2010. We have suffered recurring losses from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our director and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require $79,000 over the next twelve month period and at least $195,000 to eliminate our working capital deficiency, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Operating Activities

Operating activities used cash of $15,143 during the six months ended June 30, 2011 as compared to $14,320 during the six months ended June 30, 2010.

Financing Activities

Financing activities provided cash of $25,232 during the six months ended June 30, 2011 as compared to $13,492 during the six months ended June 30, 2010. Cash provided from financing activities during the six months ended June 30, 2011 resulted from advances from related parties.

Investing Activities

Investing activities provided cash of $Nil during the six months ended June 30, 2011 and 2010.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $11,367 and a working capital deficit of $190,285 as of June 30, 2011. We do not have sufficient funds to independently finance the acquisition of suitable business opportunities, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate and acquire suitable business opportunities. Obtaining additional financing is subject to a number of factors, including market acceptance of projects, investor acceptance of any business opportunity we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

In our management’s report on internal controls over financial reporting, we identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of June 30, 2011. These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at June 30, 2011 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as at June 30, 2011. Specifically, they concluded that six material weaknesses existed as at June 30, 2011 which are set out in Item 4 under the heading “Controls and Procedures”. Although we intend to remediate such material weaknesses as set out in Item 4, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Our director and sole officer is engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

Our director and sole officer is involved in other business activities. Raymond Irvine, our president, secretary, treasurer and sole director, spends approximately 15 hours, or 33%, of his business time on the management of our company. As a result of his other business endeavors, Mr. Irvine may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of Mr. Irvine’s other business interests.

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
Dated: August 15, 2011