Form 10-K
period 2011-12-31
TECKMINE INDUSTRIES INC.
filed 2012-04-16
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-52745

TECKMINE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0534859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17622 La Entrada Drive, Yorba Linda, CA  92886
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 949.280.5710

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (Not currently applicable to the Registrant)  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $39,012,608 based on a price of $2.00 per share.  The common shares of the Issuer have traded at two occasions to date.  As a result, aggregate market value may not be indicative of actual market value of our company.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐ No ☐ N/A ☑

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 19,506,304 shares of common stock as of March 30, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  Not Applicable

iii

PART I

Forward-Looking Statements.

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A “Risk Factors” commencing on page 3 of this report, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

ITEM 1.  BUSINESS

We were incorporated in the state of Nevada on May 19, 2004. Our executive and head office is located at 17622 La Entrada Drive, Yorba Linda, CA  92886. The telephone number of our executive and head office is 949.280.5710.

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

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our sole officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

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

Employees

Our company is currently operated by Nathan Woods as our president, secretary, treasurer and director.  We anticipate that we will be conducting most of our business through agreements with consultants and third parties. Nathan Woods does not have an employment agreement with us.

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

We had nil cash and a working capital deficit of $204,707 as of December 31, 2011. We do not have sufficient funds to independently finance the acquisition of suitable business opportunities, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate and acquire suitable business opportunities. Obtaining additional financing is subject to a number of factors, including market acceptance of projects, investor acceptance of any business opportunity we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

In our management’s report on internal controls over financial reporting, we have identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal controls over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2011.  These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at December 31, 2011 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as at December 31, 2011. Specifically, they concluded that six material weaknesses existed as at December 31, 2011 which are set out in Item 9A under the heading “Controls and Procedures”. Although we intend to remediate such material weaknesses as set out in Item 9A, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Our sole director and officer is engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

Our sole director and officer is involved in other business activities.  Nathan Woods, our president, secretary, treasurer and a director, spends approximately 15 hours, or 33%, of his business time on the management of our company. As a result of his other business endeavors, Mr. Woods may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of Mr. Woods’ other business interests.

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

ITEM 2.  PROPERTIES.

Executive Offices

Our principal office is located at 17622 La Entrada Drive, Yorba Linda, CA  92886.  Our office facility, which is approximately 500 square feet in size, is provided to us at no cost from Nathan Woods, our President, Secretary, Treasurer and director. This lease is on a month-to-month basis. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. When and if we require additional space, we intend to move at that time.

ITEM 3.  LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.  MINE AND SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

There is currently no trading market for our common stock.

Holders of our Common Stock

As of March 30, 2012, there were 46 holders of record of our common stock. As of such date, 19,506,304 common shares of our company were issued and outstanding.

Our transfer agent is the Nevada Agency and Transfer Company located at 50 West Liberty Street, Suite 880, Reno NV  89501.  Their telephone and fax numbers are:  Tel: 775-322-0626, Fax: 775-322-5623.

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

Recent Sales of Unregistered Securities

We did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended December 31, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2011.

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

During the year ended December 31, 2011, we incurred expenses of $345,016 compared to $51,372 during the year ended December 31, 2010.  The increase in expenses during the year ended December 31, 2011 resulted from an increase in general and administrative expenses.  We have not generated any revenue since our inception.

As of December 31, 2011, our company had nil cash and a working capital deficit of $204,707.  We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

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

Liquidity and Capital Resources

We had nil cash as of December 31, 2011 compared to cash of $1,278 as of December 31, 2010.  We had a working capital deficit of $204,707 as of December 31, 2011 compared to working capital deficit of $163,613 as of December 31, 2010.  We have suffered recurring losses from inception.  The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash balance will not be sufficient to meet our working capital requirements for the next twelve month period.  We estimate that we will require $79,000 over the next twelve month period and at least $205,000 to eliminate our working capital deficiency, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities.  There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Operating Activities

Operating activities used cash of $44,281 during the year ended December 31, 2011 as compared to $32,154 during the year ended December 31, 2010.

Financing Activities

Financing activities provided cash of $43,003 during the year ended December 31, 2011 as compared to $28,686 during the year ended December 31, 2010.  Cash provided from financing activities during the years ended December 31, 2011 and 2010 resulted from advances from related parties.

Investing Activities

Investing activities provided nil cash during the years ended December 31, 2011 and 2010.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year ended December 31, 2011, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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
December 31, 2011

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Teckmine Industries, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Teckmine Industries, Inc. as of December 31, 2011 and 2010, and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from May 19, 2004 (Date of Inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teckmine Industries, Inc. (An Exploration Stage Company) as of December 31, 2011 and 2010, and the results of its operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from May 19, 2004 (Date of Inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues, has a working capital deficit and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS
Vancouver, Canada
March 30, 2012

Teckmine Industries, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	December 31, 2011	December 31, 2010
	$	$
ASSET

Current Asset

Cash	–	1,278

Total Asset	–	1,278

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	3,657	8,674
Accrued liabilities	6,120	130
Due to related parties (Note 4(b))	194,930	154,809

Total Liabilities	204,707	163,613

Contingencies (Note 1)

Stockholders’ Deficit

Common Stock: 100,000,000 shares authorized, $0.001 par value; 19,506,304 shares issued and outstanding (2010 – 19,506,304)	19,506	19,506

Additional Paid-in Capital	52,553	52,553

Donated Capital (Note 4(a))	68,250	59,250

Deficit Accumulated During the Exploration Stage	(345,016)	(293,644)

Total Stockholders’ Deficit	(204,707)	(162,335)

Total Liabilities and Stockholders’ Deficit	–	1,278

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from
	May 19, 2004	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to December 31,	December 31,	December 31,
	2011	2011	2010
	$	$	$

Revenue	–	–	–

Expenses

General and administrative (Note 4(a))	285,330	51,372	45,120
Impairment of mineral property costs	55,000	–	–
Mineral property costs	4,686	–	–

Total Expenses	345,016	51,372	45,120

Net Loss	(345,016)	(51,372)	(45,120)

Net Loss Per Share – Basic and Diluted	–	–	–

Weighted Average Shares Outstanding	–	19,506,304	19,506,304

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from May 19, 2004 (Date of Inception)	For the Year Ended	For the Year Ended
	to December 31, 2011	December 31, 2011	December 31, 2010
	$	$	$

Operating Activities

Net loss for the period	(345,016)	(51,372)	(45,120)

Adjustment to reconcile net loss to cash used in operating activities:
Donated services and expenses	68,250	9,000	9,000
Impairment of mineral property costs	55,000	-	–
Loss (gain) from foreign exchange transactions	4,037	(2,186)	3,705

Changes in operating assets and liabilities:
Accounts payable	2,990	(5,685)	1,834
Accrued liabilities	6,091	5,962	(1,573)

Net Cash Used in Operating Activities	(208,648)	(44,281)	(32,154)

Investing Activity

Mineral property costs	(55,000)	–	–

Net Cash Used in Investing Activity	(55,000)	–	–

Financing Activities

Proceeds from issuance of common stock	75,809	–	–
Share issuance costs	(3,750)	–	–
Advances from related parties	191,589	43,003	28,686

Net Cash Flows Provided by Financing Activities	263,648	43,003	28,686

Decrease in Cash	–	(1,278)	(3,468)

Cash – Beginning of Period	–	1,278	4,746

Cash – Ending of Period	–	–	1,278

Supplemental Disclosures

Interest paid		–	–
Income taxes paid		–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Deficit
From May 19, 2004 (Date of inception) to December 31, 2011
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
			–
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

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Deficit
From May 19, 2004 (Date of inception) to December 31, 2011
(Expressed in U.S. dollars)

							Deficit
							Accumulated
			Additional	Common	Share		During the
	Common Stock		Paid-in	Stock	Subscriptions	Donated	Exploration
	Shares	Amount	Capital	Subscribed	Receivable	Capital	Stage	Total
	#	$	$	$	$	$	$	$

Balance – December 31, 2007	19,506,304	19,506	52,553	–	–	32,250	(160,092)	(55,783)

Donated services and rent	–	–	–	–	–	9,000	–	9,000
		–	–
Net loss for the year	–	–	–	–	–	–	(38,328)	(38,328)
			–
Balance – December 31, 2008	19,506,304	19,506	52,553	–	–	41,250	(198,420)	(85,111)

Donated services and rent	–	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	–	(50,104)	(50,104)
			–
Balance – December 31, 2009	19,506,304	19,506	52,553	–	–	50,250	(248,524)	(126,215)
			–
Donated services and rent	–	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	–	(45,120)	(45,120)
			–
Balance – December 31, 2010	19,506,304	19,506	52,553	–	–	59,250	(293,644)	(162,335)

Donated services and rent	–	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	–	(51,372)	(51,372)
			–
Balance – December 31, 2011	19,506,304	19,506	52,553	–	–	68,250	(345,016)	(204,707)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2011, the Company has a working capital deficiency of $204,707, has not generated any revenue, and has accumulated losses of $345,016 since inception. Management plans that these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a) Basis of Accounting

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year end is December 31.

(b) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(d) Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 740, Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.     Summary of Significant Accounting Policies (continued)

(e) Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable and due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.     Summary of Significant Accounting Policies (continued)

(i) Asset Retirement Obligations

The Company follows the provisions of ASC 440, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligations as of December 31, 2011 and 2010.

(j) Basic and Diluted Net Income (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

(k) Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2011 and 2010, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(a)
During the year ended December 31, 2011, the Company recognized $6,000 (2010 - $6,000) for donated services at $500 per month and $3,000 (2010 - $3,000) for donated rent at $250 per month provided by the President of the Company.

(b)
As at December 31, 2011, the total amount of $194,930 (2010 - $154,809) is owed to the President of the Company, a director and two shareholders. The amounts due are non-interest bearing, unsecured and due on demand.

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

As at December 31, 2011, the Company has net operating losses carried forward of $217,080 available to offset taxable income in future years which begin expiring in fiscal 2025.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
	$	$
Income tax recovery at statutory rate	17,980	15,792

Permanent differences	(3,150)	(3,150)

Valuation allowance change	(14,830)	(12,642)

Provision for income taxes	–	–

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

6.	Income Taxes (continued)

The significant components of deferred income tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
	$	$
Deferred income tax assets:

Net operating losses carried forward	75,978	61,148

Mineral property costs	20,890	20,890

Valuation allowance	(96,868)	(82,038)

Net deferred income tax asset	–	–

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth in the SEC’s Release No. 33-8810: Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; (iv) no written whistle-blower policy; (v) inadequate knowledge to address complex accounting and tax issues that may arise; and (vi) risk to our company as a going concern in the event the sole executive officer of our company is unable to fulfill this role due to death or incapacitation.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle-blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.  The remediation efforts set out in (i) and (iii) are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at April 11, 2012, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our company	Age	Date First Elected or Appointed
Nathan Woods	President, Secretary, Treasurer and Director	41	December 29, 2011

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Nathan Woods

Nathan Woods was appointed as our president, secretary, treasurer and a director of our company on December 29, 2011.  Nathan Woods has been involved in geological exploration since 2001, and a design professional in the architecture and construction industry for the past 25 years, with an emphasis on construction contract administration.  Nathan Woods is a director on the board of directors with the Orange County Chapter of the CSI (Construction Specifiers Institute).  Additionally, Nathan Woods is a trained overland travel guide, often leading vehicle dependant travel adventures throughout the western United States.

We believe Mr. Woods is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his business experiences as described above.

Significant Employees

We have no significant employees other than Nathan Woods, the sole officer and director of our company.

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

5.
being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee

Our board of directors struck an audit committee on March 26, 2009.  As of this date, our sole director and officer acts as our sole member of the audit committee.  Mr. Woods is not an “independent director” as defined in the Nasdaq Marketplace Rules and National Instrument 52-110 as he is our president, secretary and treasurer.

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

Nomination Procedures For Appointment of Directors

As of the date of this annual report, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Our Code of Business Conduct and Ethics is filed as Exhibit 14.1 to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Teckmine Industries, Inc., 17622 La Entrada Drive, Yorba Linda, CA  92886.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Nathan Woods	1(1)	One	Nil

(1) Form 3 – Initial Statement of Beneficial Ownership of Securities.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth all compensation received during the two years ended December 31, 2011 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Nathan Woods(1) Principal Executive Officer, Principal Financial Officer, President, Secretary, Treasurer and Director	2011 2010	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Raymond Irvine(2) Former Principal Executive Officer, Principal Financial Officer, President, Secretary, Treasurer and Director	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$9,000(3) $9,000(3)	$9,000(3) $9,000(3)

1	Nathan Woods was appointed as our president, secretary and treasurer on December 29, 2011.

2	Raymond Irvine resigned as our president, secretary and treasurer on December 29, 2011.

3	For each of the years ended December 31, 2011 and 2010, our company recognized $6,000 for donated services at $500 per month and $3,000 for donated rent at $250 per month provided by Mr. Irvine.

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

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2011, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2011.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. During the year ended December 31, 2011, no director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 30, 2012, there were 19,506,304 shares of our common stock outstanding.  The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group.  Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common Stock	Nathan Woods 17622 La Entrada Drive Yorba Linda, CA 92886	Nil	Nil
Directors and Executive Officers as a Group (1)		Nil	Nil
Common Stock	Stephen Brady 18 Towerview Heights Portrane Co. Dublin, Ireland	10,000,000	51.3%
Common Stock	Howard Dahl 811 Porteau Place North Vancouver, BC Canada	1,650,000(2)	8.5%
Common Stock	Mark Wilkie(3) 14738 59th Ave. Surrey, BC Canada	1,758,500	9.0%

1
Based on 19,506,304 shares of common stock issued and outstanding as of March 30, 2012. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

2	Howard Dahl holds 825,000 common shares directly and 825,000 common shares are owned by Catherine Dahl, the wife of Howard Dahl.

3
Mark Wilkie holds 925,000 common shares directly. Mr. Wilkie disclaims beneficial ownership of 825,000 common shares owned by Laura Beaubier, 2,500 common shares owned by Peter Beaubier, 2,500 common shares owned by Rose Beaubier, 1,750 common shares owned by Vern Wilkie and 1,750 common shares owned by Ann Wilkie. Laura Beaubier is the wife of Mr. Wilkie, Peter Beaubier is the father-in-law of Mr. Wilkie, Rose Beaubier is the mother-in-law of Mr. Wilkie, Vern Wilkie is the father of Mr. Wilkie and Anne Wilkie is the mother of Mr. Wilkie.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our last fiscal year ended December 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

For each of the years ended December 31, 2011 and 2010, we recognized $6,000 for donated services at $500 per month and $3,000 for donated rent at $250 per month provided by our president, secretary, treasurer and director.

As at December 31, 2011, the total amount of $194,930 was owed to our former president, secretary and treasurer, a director and two shareholders. The amounts are non-interest bearing, unsecured and due on demand.

Corporate Governance

Director Independence

We currently have one director, consisting of Nathan Woods.  We have determined that we do not have an independent director, as that term is used in the Nasdaq Marketplace Rules and National Instrument 52-110,  as Mr. Woods is our president, secretary and treasurer.

Audit Committee

As of the date of this annual report, Nathan Woods is the sole member of the audit committee.

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

Transactions with Independent Directors

We do not have any independent directors as that term is used in the Nasdaq Marketplace Rules and National Instrument 52-110.

National Instrument 52-110

We are a reporting issuer in the Province of British Columbia. National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor.

The Audit Committee’s Charter

1.	Purpose

The purpose of the Audit Committee (the “Committee”) is to:

(a)	Assist the board of directors (the “Board”) in fulfilling its oversight responsibilities relating to:

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

Composition of Audit Committee and Relevant Education and Experience

As defined in National Instrument 52-110, Nathan Woods is not independent. For a description of the education and experience of our sole audit committee member that is relevant to the performance of his responsibilities as an audit committee member, please see the disclosure under the heading “Item 10. Directors, Executive Officers and Corporate Governance – Business Experience”.

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

Board of Directors

Our board of directors currently acts with one member consisting of Nathan Woods.  We have determined that Mr. Woods is not independent as that term is defined in National Instrument 52-110 due to the fact that he is our president, secretary and treasurer.

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

The board is also responsible for:

●	selecting and assessing members of the board;

●
choosing, assessing and compensating the president, secretary and treasurer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;

●	reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;

●	adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;

●	ensuring the integrity of our company’s internal control and management information systems;

●	approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and

●	reviewing and approving any other issues which, in the view of the board or management, may require board scrutiny.

Directorships

Our sole director is not currently a director of other reporting issuers (or the equivalent in a foreign jurisdiction).

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2011 and December 31, 2010 for professional services rendered by Manning Elliott LLP, Chartered Accountants for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit Fees and Audit Related Fees	$8,064	$7,875
Tax Fees	Nil	$Nil
All Other Fees	5,544	$5,355
Total	$13,608	$13,230

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors.  All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Manning Elliott LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Manning Elliott LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.0	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on March 31, 2008)
23.0	Consents of Experts and Councils
31*	Section 302 Certification of Nathan Woods, dated April 16, 2012
32*	Section 906 Certification of Nathan Woods, dated April 16, 2012
99.1	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on April 1, 2009)
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*           Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2012	By:	/s/ Nathan Woods
Nathan Woods
President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2012	By:	/s/ Nathan Woods
Nathan Woods
President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)