Form 10-Q
period 2012-03-31
TECKMINE INDUSTRIES INC.
filed 2012-05-18
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[✓]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number  000-52745

TECKMINE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0534859
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17622 La Entrada Drive, Yorba Linda, CA 92886
(Address of principal executive offices) (zip code)

(949) 280-5710
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [✓]   No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [✓]   No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [✓]   No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  19,506,304 common shares issued and outstanding as of May 4, 2012.

ii

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2012 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Teckmine Industries Inc.
(An Exploration Stage Company)
March 31, 2012
(Unaudited)

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Teckmine Industries, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	March 31, 2012 $	December 31, 2011 $
	(Unaudited)
ASSET

Current Asset
Cash	–	–
Total Asset	–	–
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	10,491	3,657
Accrued liabilities	10,113	6,120
Due to related parties (Note 4(b))	197,811	194,930
Total Liabilities	218,415	204,707
Contingencies (Note 1)
Stockholders’ Deficit
Common Stock: 100,000,000 shares authorized, $0.001 par value; 19,506,304 shares issued and outstanding	19,506	19,506
Additional Paid-in Capital	52,553	52,553
Donated Capital (Note 4(a))	70,500	68,250
Deficit Accumulated During the Exploration Stage	(360,974)	(345,016)
Total Stockholders’ Deficit	(218,415)	(204,707)
Total Liabilities and Stockholders’ Deficit	–	–

The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from May 19, 2004 (Date of Inception) to March 31, 2012 $	For the Three Months Ended March 31, 2012 $	For the Three Months Ended March 31, 2011 $

Revenue	–	–	–

General and administrative (Note 4(a))	301,288	15,958	23,233
Impairment of mineral property costs	55,000	–	–
Mineral property costs	4,686	–	–
Total Expenses	360,974	15,958	23,233
Net Loss	(360,974)	(15,958)	(23,233)
Net Loss Per Share – Basic and Diluted		–	–
Weighted Average Shares Outstanding		19,506,304	19,506,304

The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from May 19, 2004 (Date of Inception) to March 31, 2012 $	For the Three Months Ended March 31, 2012 $	For the Three Months Ended March 31, 2011 $

Operating Activities

Net loss for the period	(360,974)	(15,958)	(23,233)
Adjustment to reconcile net loss to cash used in operating activities:
Donated services and expenses	70,500	2,250	2,250
Impairment of mineral property costs	55,000	–	–
Loss (gain) from foreign exchange transactions	7,140	3,103	3,216
Changes in operating assets and liabilities:
Accounts payable	9,748	6,758	1,339
Accrued liabilities	9,938	3,847	5,595
Net Cash Used in Operating Activities	(208,648)	–	(10,833)
Investing Activity
Mineral property costs	(55,000)	–	–
Net Cash Used in Investing Activity	(55,000)	–	–
Financing Activities
Proceeds from issuance of common stock	75,809	–	–
Share issuance costs	(3,750)	–	–
Advances from related parties	191,589	–	25,232
Net Cash Flows Provided by Financing Activities	263,648	–	25,232
Decrease in Cash	–	–	14,399
Cash – Beginning of Period	–	–	1,278
Cash – Ending of Period	–	–	15,677
Supplemental Disclosures
Interest paid		–	–
Income taxes paid		–	–

The Accompanying Notes are an Integral Part of the Financial Statements)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2012, the Company has a working capital deficiency of $218,415, has not generated any revenue, and has accumulated losses of $360,974 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed on April 16, 2012, with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at March 31, 2012, and the results of its operations and cash flows for the three months ended March, 2012 and 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

The Company follows the provisions of ASC 440, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligations as of March 31, 2012 and December 31, 2011.

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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2012 and 2011, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(a)
During the three months ended March 31, 2012, the Company recognized $1,500 (2011 - $1,500) for donated services at $500 per month and $750 (2011 - $750) for donated rent at $250 per month provided by the President of the Company.

(b)
As at March 31, 2012, the total amount of $197,811 (December 31, 2011 - $194,930) is owed to the President of the Company, a director and two shareholders. The amounts due are non-interest bearing, unsecured and due on demand.

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

Corporate History

We were incorporated in the state of Nevada on May 19, 2004. Our executive and head office is located at 17622 La Entrada Drive, Yorba Linda, CA 92886. The telephone number of our executive and head office is (949) 280-5710.

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

During the three months ended March 31, 2012, we incurred expenses of $15,958 compared to $23,233 during the three months ended March 31, 2011.  The decrease in expenses during the three months ended March 31, 2012 resulted from decreased professional fees.  We have not generated any revenue since our inception.

As of March 31, 2012, our company had nil cash and a working capital deficit of $218,415.  We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

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

Liquidity and Capital Resources

We had nil cash as of March 31, 2012 compared to nil cash as of December 31, 2011.  We had a working capital deficit of $218,415 as of March 31, 2012 compared to working capital deficit of $204,707 as of December 31, 2011.  We have suffered recurring losses from inception.  The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our director and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash balance will not be sufficient to meet our working capital requirements for the next twelve month period.  We estimate that we will require $79,000 over the next twelve month period and at least $218,415 to eliminate our working capital deficiency, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities.  There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Operating Activities

Operating activities used nil cash during the three months ended March 31, 2012 as compared to $10,833 during the three months ended March 31, 2011.  The decrease is as a result of a reduced net loss between periods.

Financing Activities

Financing activities provided nil cash during the three months ended March 31, 2012 as compared to $25,232 during the three months ended March 31, 2011.

Investing Activities

Investing activities did not use any cash during the three month periods ended March 31, 2012 and 2011.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, these officers concluded that as of the end of the period covered by this quarterly report on Form 10-Q, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting”  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  Our company intends to remediate the material weaknesses as set out below.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of March 31, 2012 based on the criteria set forth in the SEC’s Release No. 33-8810: Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; (iv) no written whistle-blower policy; (v) inadequate knowledge to address complex accounting and tax issues that may arise; and (vi) risk to our company as a going concern in the event the sole executive officer of our company is unable to fulfill this role due to death or incapacitation.

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

We had nil cash and a working capital deficit of $218,415 as of March 31, 2012. We do not have sufficient funds to independently finance the acquisition of suitable business opportunities, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate and acquire suitable business opportunities. Obtaining additional financing is subject to a number of factors, including market acceptance of projects, investor acceptance of any business opportunity we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

In our management’s report on internal controls over financial reporting, we identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of March 31, 2012.  These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at March 31, 2012 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as at March 31, 2012. Specifically, they concluded that six material weaknesses existed as at March 31, 2012 which are set out in Item 4 under the heading “Controls and Procedures”. Although we intend to remediate such material weaknesses as set out in Item 4, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Our director and sole officer is involved in other business activities. Nathan Woods, our president, secretary, treasurer and sole director, spends approximately 15 hours, or 33%, of his business time on the management of our company. As a result of his other business endeavors, Mr. Woods may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of Mr. Woods’s other business interests.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
(14)	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on March 31, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Nathan Woods
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Nathan Woods
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on April 1, 2009)
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
Dated:  May 18, 2012