Form 10-Q
period 2012-06-30
TECKMINE INDUSTRIES INC.
filed 2012-08-17
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  19,506,304 common shares issued and outstanding as of August 16, 2012.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2012 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Teckmine Industries Inc.
(An Exploration Stage Company)
June 30, 2012
(Unaudited)

Index

Balance Sheets	F–1

Statements of Comprehensive Loss	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Teckmine Industries, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	June 30, 2012 $	December 31, 2011 $
	(Unaudited)
ASSET

Current Asset

Cash	9	-

Total Asset	9	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	24,897	3,657
Accrued liabilities	-	6,120
Due to related parties (Note 3(b))	200,204	194,930
Total Liabilities	225,101	204,707

Contingencies (Note 1)

Stockholders’ Deficit

Common Stock: 100,000,000 shares authorized, $0.001 par value; 19,506,304 shares issued and outstanding	19,506	19,506

Additional Paid-in Capital	52,553	52,553

Donated Capital (Note 3(a))	72,750	68,250

Deficit Accumulated During the Exploration Stage	(369,901)	(345,016)

Total Stockholders’ Deficit	(225,092)	(204,707)

Total Liabilities and Stockholders’ Deficit	9	-

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	May 19, 2004	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2012 $	2012 $	2011 $	2012 $	2011 $

Revenue	-	-	-	-	-

Expenses

General and administrative (Note 3(a))	310,215	8,927	9,217	24,885	32,450
Impairment of mineral property costs	55,000	–	–	–	–
Mineral property costs	4,686	–	–	–	–

Total Expenses	369,901	8,927	9,217	24,885	32,450

Net Loss	(369,901)	(8,927)	(9,217)	(24,885)	(32,450)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		19,506,304	19,506,304	19,506,304	19,506,304

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	May 19, 2004 (Date of Inception)	Six Months Ended	Six Months Ended
	to June 30, 2012 $	June 30, 2012 $	June 30, 2011 $

Operating Activities

Net loss for the period	(369,901)	(24,885)	(32,450)

Adjustment to reconcile net loss to cash used in operating activities:
Donated services and expenses	72,750	4,500	4,500
Impairment of mineral property costs	55,000	–	–
Loss (gain) from foreign exchange transactions	3,193	(844)	3,924

Changes in operating assets and liabilities:
Accounts payable	24,427	21,437	9,029
Accrued liabilities	(29)	(6,120)	(146)

Net Cash Used in Operating Activities	(214,560)	(5,912)	(15,143)

Investing Activity

Mineral property costs	(55,000)	-	-

Net Cash Used in Investing Activity	(55,000)	-	-

Financing Activities

Proceeds from issuance of common stock	75,809	-	-
Share issuance costs	(3,750)	-	-
Advances from related parties	197,510	5,921	25,232

Net Cash Flows Provided by Financing Activities	269,569	5,921	25,232

Increase in Cash	9	9	10,089

Cash – Beginning of Period	-	-	1,278

Cash – Ending of Period	9	9	11,367

Supplemental Disclosures

Interest paid		-	-
Income taxes paid		-	-

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2012, the Company has a working capital deficiency of $225,092, has not generated any revenue, and has accumulated losses of $369,901 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at June 30, 2012, and the results of its operations and cash flows for the three months and six months ended June 30, 2012 and 2011. The results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

The Company follows the provisions of ASC 440, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligations as of June 30, 2012 and December 31, 2011.

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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2012 and 2011, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(m)	Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions and Balances

(a)
During the six months ended June 30, 2012, the Company recognized $3,000 (2011 - $3,000) for donated services at $500 per month and $1,500 (2011 - $1,500) for donated rent at $250 per month provided by the President of the Company.

(b)
As at June 30, 2012, the total amount of $200,204 (December 31, 2011 - $194,930) is owed to the President of the Company, a director and two shareholders. The amounts due are non-interest bearing, unsecured and due on demand.

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

During the three months ended June 30, 2012, we incurred expenses of $8,927 compared to $9,217 during the three months ended June 30, 2011.  The decrease in expenses during the three months ended June 30, 2012 resulted from decreased in general and administrative expenses.  We have not generated any revenue since our inception.

During the six months ended June 30, 2012, we incurred expenses of $24,885 compared to $32,450 during the six months ended June 30, 2011.  The decrease in expenses during the six months ended June 30, 2012 resulted from decreased general and administrative expenses.

As of June 30, 2012, our company had cash of $9.00 and a working capital deficit of $225,092.  We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

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

Liquidity and Capital Resources

We had $9.00 cash as of June 30, 2012 compared to nil cash as of December 31, 2011.  We had a working capital deficit of $225,092 as of June 30, 2012 compared to working capital deficit of $204,707 as of December 31, 2011.  We have suffered recurring losses from inception.  The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our director and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash balance will not be sufficient to meet our working capital requirements for the next twelve month period.  We estimate that we will require $79,000 over the next 12-month period and at least $225,092 to eliminate our working capital deficiency, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities.  There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Operating Activities

Operating activities used $5,912 cash during the six months ended June 30, 2012 as compared to $15,143 during the six months ended June 30, 2011.  The decrease is as a result of a reduced net loss between periods.

Financing Activities

Financing activities provided $5,921 cash during the six months ended June 30, 2012 as compared to $25,232 during the six months ended June 30, 2011.  Cash of $5,921 was advanced by a related party and is non-interest bearing, unsecured and due on demand.

Investing Activities

Investing activities did not use any cash during the six month periods ended June 30, 2012 and 2011.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of June 30, 2012 based on the criteria set forth in the SEC’s Release No. 33-8810: Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; (iv) no written whistle-blower policy; (v) inadequate knowledge to address complex accounting and tax issues that may arise; and (vi) risk to our company as a going concern in the event the sole executive officer of our company is unable to fulfill this role due to death or incapacitation.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

We had $9.00 cash and a working capital deficit of $225,092 as of June 30, 2012. We do not have sufficient funds to independently finance the acquisition of suitable business opportunities, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate and acquire suitable business opportunities. Obtaining additional financing is subject to a number of factors, including market acceptance of projects, investor acceptance of any business opportunity we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

In our management’s report on internal controls over financial reporting, we identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of June 30, 2012.  These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at June 30, 2012 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as at June 30, 2012. Specifically, they concluded that six material weaknesses existed as at June 30, 2012 which are set out in Item 4 under the heading “Controls and Procedures”. Although we intend to remediate such material weaknesses as set out in Item 4, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
(14)	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on March 31, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Nathan Woods
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Nathan Woodse
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on April 1, 2009)
_______
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECKMINE INDUSTRIES, INC.

Dated: August 17, 2012	By:	/s/ Nathan Woods
Nathan Woods
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)