Form 10-K
period 2012-12-31
TECKMINE INDUSTRIES INC.
filed 2013-03-01
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-52745

TECKMINE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0534859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17622 La Entrada Drive, Yorba Linda, CA  92886
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 949.280.5710

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (Not currently applicable to the Registrant)
Yes ☑ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☐ N/A ☑

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 19,506,304 shares of common stock as of February 25, 2013.

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

Forward-Looking Statements.

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A “Risk Factors” commencing on page 4 of this report, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

To date, our company has not been as successful as hoped in implementing our business plan.  We are currently seeking suitable opportunities with established business entities for the merger or other form of business combination with our company. Although our company was not successful in raising the funds to explore the Pioneer Extension Property, we may identify target companies which hold alternate mineral properties which are suitable for exploration and development. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. Although we are searching for such opportunities, we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation and enter into such an agreement. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

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

Letter of Intent and Commitment with Victory Electronic Cigarettes

As of the date hereof, management has not entered into any formal binding agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

As disclosed in a Form 8-K dated February 17, 2013, our company entered into a non-binding letter of intent with Victory Electronic Cigarettes, a limited liability company organized under the State of Florida, whereby, following entry into a formal agreement and the closing thereof, we propose to acquire all of the securities of Victory in exchange for the issuance of 32,500,000 shares of our common stock. Although we are proceeding with the negotiation of a formal agreement with Victory, we have not entered into such an agreement at this time and we can offer no assurance that a formal agreement will be entered into, or if it is entered into, that such formal agreement will close.

As disclosed in a Form 8-K filed on February 6, 2013, our company entered into a commitment with Victory and the 7 members thereof, whereby we agreed to provide a secured bridge loan to Victory in the aggregate amount of US$500,000.  The principal under the loan bears interest at a rate of 12% per annum, calculated and payable monthly. The loan was made available to Victory in two tranches, the first tranche in the principal sum of US$200,000 of which was advanced following entry into the commitment and the second tranche in the principal sum of US$300,000 is to be made available upon the execution of certain security documents as set out in the commitment.  The first tranche will be secured by the security documents regardless of the fact that such documents will be executed subsequent to advancement thereof.  The loan, including principal, interest and any other fees owing with respect thereto is due on January 31, 2014, unless an event of default occurs as set out in the commitment.  Victory is entitled to repay the loan at any time.  As security for repayment of the loan, Victory is required to provide the following documents prior to us advancing the second tranche:

(a)
a general security agreement dated for reference January 31, 2013 granting us a first security interest in all presently owned and after acquired personal property and a floating charge over all of Victory’s property;

(b)	if, on the date of entry into the security documents, Victory is a:

	(i)	LLC, a collateral assignment agreement signed by each member of Victory and assigning each member’s interest in Victory to our company, or

	(ii)	corporation, a pledge and assignment of shares made by each shareholder of Victory in favour of our company; and

(c)	a US$500,000 debenture made by Victory in favour of our company.

Subject to waiver of the loan fee by us upon certain conditions set out in the commitment, Victory has agreed to pay our company a non-refundable loan of US$200,000 (the “Loan Fee”) as a genuine pre-estimate of liquidated damages.  The Loan Fee is payable on the earlier of: (a) the occurrence of an event of default under the commitment; or (ii) on the date a formal agreement with respect to a proposed transaction is terminated, or, if such formal agreement is not entered into, on the date Victory and our company decide not to proceed with such transaction (a “Termination Event”). Notwithstanding the above, upon the closing of the transaction, our company has agreed to waive the Loan Fee in its entirety.  In the event of a Termination Event and provided such event is not the result of a breach of any term of the formal agreement by Victory, and is not the result of Victory being unable or unwilling to close the transaction, then the Loan Fee shall be reduced to US$15,000. In the event only the first tranche is advanced, the applicable Loan Fee payable will be reduced by 40%.

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

We had $350 cash and a working capital deficit of $244,748 as of December 31, 2012. We do not have sufficient funds to independently finance the acquisition of suitable business opportunities, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate and acquire suitable business opportunities. Obtaining additional financing is subject to a number of factors, including market acceptance of projects, investor acceptance of any business opportunity we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

In our management’s report on internal controls over financial reporting, we have identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal controls over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2012.  These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at December 31, 2012 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as at December 31, 2012. Specifically, they concluded that six material weaknesses existed as at December 31, 2012 which are set out in Item 9A under the heading “Controls and Procedures”. Although we intend to remediate such material weaknesses as set out in Item 9A, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Registered Agent

Our registered agent for service is the Nevada Agency and Transfer Company located at 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

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

ITEM 4.  MINE AND SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our stock is listed on the OTC Bulletin Board under the symbol TCKM.  There is currently no trading market for our common stock.

Holders of our Common Stock

As of February 25, 2013, there were 46 holders of record of our common stock. As of such date, 19,506,304 common shares of our company were issued and outstanding.

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

Recent Sales of Unregistered Securities

We did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended December 31, 2011 or 2012.

Convertible Notes

On January 31, 2013, we entered into private placement subscription agreements (the “Agreements”) with 4 subscribers (the “Subscribers”). Following entry into the Agreements, our company issued 4 convertible notes in the principal amount of US$50,000 each and 4 warrant certificates evidencing 50,000 share purchase warrants each to the Subscribers.

Each convertible note was issued on January 31, 2013 in the principal amount of US$50,000 each. Each note bears interest at 12% per annum and matures on January 31, 2014.  Upon determination of the Conversion Price (as defined below), each note may be converted into common shares at the option of the holder.  The number of conversion shares issuable upon conversion of any outstanding principal and accrued interest is determined by the quotient obtained by dividing (x) by (y) where (x) is equal to the amount of outstanding principal and accrued interest to be converted and (y) is the Conversion Price.  “Conversion Price” is equal to the price of a financing as defined in the letter of intent dated January 17, 2013 between us and Victory, and in the event the financing doesn’t close on or prior to the closing of the Acquisition (as defined in the letter of intent), or in the event the formal agreement is terminated, the Conversion Price shall be equal to US$0.50.  As security for the obligations of our company to the holders under the notes, the holders have agreed to enter into an agent agreement, whereby the holders appoint an agent to act for their benefit under a general security agreement to be entered into between the agent and our company on or prior to advancement of the second tranche under the commitment.  Subject to the conversion rights of the holders under the notes, our company may, from time to time and at our option prepay all or part of the notes prior to the maturity date.  If the notes are repaid by our company in full within 6 months from the date of issuance, and the holder does not elect to convert the entire amount prior to such repayment, our company is required to issue share purchase warrants to such holders (each, a “Repayment Right Warrant”).  Each Repayment Right Warrant is exercisable into one common share at a price equal to the greater of the Conversion Price and the Market Price (as defined in the notes) as determined on the date notice is received by the holder.  The Repayment Right Warrants are exercisable for a period of 2 years from the notice date.  Our company is required to issue 0.4 Repayment Right Warrants per dollar of principal held by the holders that are subject to repayment by our company.

In connection with the issuance of the 4 notes set out above, we issued 4 warrant certificates of 50,000 share purchase warrants to each of the 4 Subscribers for an aggregate of 200,000 share purchase warrants.  Each warrant entitles the holder to acquire one common share at an exercise price equal to the Conversion Price as defined in the Notes until expiry on January 31, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2012.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the 12 months ended December 31, 2012, we incurred expenses of $49,041 compared to $51,372 during the 12-months ended December 31, 2011.  The decrease in expenses resulted from decreased general and administrative expenses. We have not generated any revenue since our inception.

As of December 31, 2012, our company had cash of $350 and a working capital deficit of $244,748.  We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

$15,000	in connection with our company locating, evaluating and negotiating potential business opportunities;
$40,000	for operating expenses, including professional legal and accounting expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934; and
$24,000	for management and administrative costs.
$79,000.00

We will incur additional expenses if we are successful in entering into a formal agreement with Victory as contemplated in the letter of intent discussed herein.  If we enter into such an agreement, we anticipate that we will require significant funds to develop the business in addition to any acquisition costs.  It is not possible to estimate such funding requirements until such time as we enter into a formal agreement.

Liquidity and Capital Resources

We had $350 cash as of December 31, 2012 compared to cash of nil as of December 31, 2011.  We had a working capital deficit of $244,748 as of December 31, 2012 compared to working capital deficit of $204,707 as of December 31, 2011.  We have suffered recurring losses from inception.  The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash balance will not be sufficient to meet our working capital requirements for the next twelve month period.  We estimate that we will require $79,000 over the next 12-month period and at least $244,748 to eliminate our working capital deficiency, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities.  There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

Subsequent to year end, our company entered into the Agreements discussed above whereby we issued 4 convertible secured notes of US$50,000 each for aggregate gross proceeds of US$200,000.  However, this US$200,000 was subsequently advanced to Victory as a bridge loan pursuant to the commitment letter described herein.  We are intending to raise an additional US$300,000 in the second tranche of the note offering and if successful, intend to advance such proceeds to Victory as the second tranche bridge financing as further contemplated in the commitment letter.

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

Operating Activities

Operating activities used cash of $(31,988) during the year ended December 31, 2012 as compared to $(44,281) during the year ended December 31, 2011.The decrease in cash from operating activities is as a result of an increase in net loss between periods.

Financing Activities

Financing activities provided cash of $32,338 during the year ended December 31, 2012 as compared to $43,003 during the year ended December 31, 2011. Cash provided from financing activities during the years ended December 31, 2012 and 2011 resulted from advances from related parties.

Investing Activities

Investing activities provided nil cash during the years ended December 31, 2012 and 2011.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year ended December 31, 2012, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Teckmine Industries, Inc.
(An Exploration Stage Company)
December 31, 2012

Index
Report of Independent Registered Public Accounting Firm	F–1
Balance Sheets	F–2
Statements of Comprehensive Loss	F–3
Statements of Cash Flows	F–4
Statements of Stockholders’ Deficit	F–5
Notes to the Financial Statements	F–7

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Teckmine Industries, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Teckmine Industries, Inc. (An Exploration Stage Company) as of December 31, 2012 and 2011, and the related statements of comprehensive loss, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from May 19, 2004 (Date of Inception) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teckmine Industries, Inc. (An Exploration Stage Company) as of December 31, 2012 and 2011, and the results of its operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from May 19, 2004 (Date of Inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States.

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

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 25, 2013

Teckmine Industries, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	December 31, 2012 $	December 31, 2011 $
ASSET

Current Asset

Cash	350	–

Total Asset	350	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	14,341	3,657
Accrued liabilities	551	6,120
Due to related parties (Note 3(b))	230,206	194,930

Total Liabilities	245,098	204,707

Contingencies (Note 1)
Commitment and Subsequent Events (Note 6)

Stockholders’ Deficit

Common Stock: 100,000,000 shares authorized, $0.001 par value; 19,506,304 shares issued and outstanding	19,506	19,506

Additional Paid-in Capital	52,553	52,553

Donated Capital (Note 3(a))	77,250	68,250

Deficit Accumulated During the Exploration Stage	(394,057)	(345,016)

Total Stockholders’ Deficit	(244,748)	(204,707)

Total Liabilities and Stockholders’ Deficit	350	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Comprehensive Loss
(Expressed in U.S. dollars)

	Accumulated from
	May 19, 2004	For the Year Ended December 31, 2012 $	For the Year Ended December 31, 2011 $
	(Date of Inception)
	to December 31,
	2012
	$
Revenue	–	–	–

Expenses

General and administrative (Note 3(a))	334,371	49,041	51,372
Impairment of mineral property costs	55,000	–	–
Mineral property costs	4,686	–	–

Total Expenses	394,057	49,041	51,372

Net Loss and Comprehensive Loss	(394,057)	(49,041)	(51,372)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		19,506,304	19,506,304

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from
	May 19, 2004 (Date of Inception)	For the Year Ended	For the Year Ended
	to December 31,	December 31,	December 31,
	2012 $	2012 $	2011 $
Operating Activities

Net loss for the period	(394,057)	(49,041)	(51,372)

Adjustment to reconcile net loss to cash used in operating activities:
Donated services and expenses	77,250	9,000	9,000
Impairment of mineral property costs	55,000	–	–
Loss (gain) from foreign exchange transactions	7,013	2,976	(2,186)

Changes in operating assets and liabilities:
Accounts payable	13,636	10,646	(5,685)
Accrued liabilities	522	(5,569)	5,962

Net Cash Used in Operating Activities	(240,636)	(31,988)	(44,281)

Investing Activity

Mineral property costs	(55,000)	–	–

Net Cash Used in Investing Activity	(55,000)	–	–

Financing Activities

Proceeds from issuance of common stock	75,809	–	–
Share issuance costs	(3,750)	–	–
Advances from related parties	223,927	32,338	43,003

Net Cash Flows Provided by Financing Activities	295,986	32,338	43,003

Increase (Decrease) in Cash	350	350	(1,278)

Cash – Beginning of Period	–	–	1,278

Cash – Ending of Period	350	350	–

Supplemental Disclosures

Interest paid		–	–
Income taxes paid		–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Deficit
From May 19, 2004 (Date of inception) to December 31, 2012
(Expressed in U.S. dollars)

							Deficit
							Accumulated
	Common		Additional	Common	Share		During the
	Stock		Paid-in	Stock	Subscriptions	Donated	Exploration
	Shares	Amount	Capital	Subscribed	Receivable	Capital	Stage	Total
	#	$	$	$	$	$	$	$
Balance – May 19, 2004 (Date of inception)	–	–	–	–	–	–	–	–
			–	–
June 30, 2004 – Issuance of common stock for cash at $0.001 per share	10,000,000	10,000	–	–	–	–	–	10,000

Common stock subscribed	–	–	–	33,625	–	–	–	33,625

Donated services and rent	–	–	–	–	–	5,250	–	5,250
		–	–	–
Net loss for the period	–	–	–	–	–	–	(19,720)	(19,720)
			–
Balance – December 31, 2004	10,000,000	10,000	–	33,625	–	5,250	(19,720)	29,155

June 30, 2005 – Issuance of common stock at $0.005 per share	9,410,000	9,410	37,640	(33,625)	–	–	–	13,425

Share issuance costs	–	–	(3,750)	–	–	–	–	(3,750)

Donated services and rent	–	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	–	(20,963)	(20,963)

Balance – December 31, 2005	19,410,000	19,410	33,890	–	(130)	14,250	(40,683)	26,867
				–
December 2006 – Issuance of common stock at $0.20 per share	96,304	96	18,663	–	(130)	–	–	18,629

Donated services and rent	–	–	–	–	–	9,000	–	9,000
			–	–
Net loss for the year	–	–	–	–	–	–	(28,443)	(28,443)

Balance – December 31, 2006	19,506,304	19,506	52,553	–	–	23,250	(69,126)	26,053
				–
Proceeds from share subscriptions receivable	–	–	–	–	130	–	–	130

Donated services and rent	–	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	–	(90,966)	(90,966)
				–
Balance – December 31, 2007	19,506,304	19,506	52,553	–	–	32,250	(160,092)	(55,783)

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Deficit
From May 19, 2004 (Date of inception) to December 31, 2012
(Expressed in U.S. dollars)

							Deficit
							Accumulated
	Common		Additional	Common	Share		During the
	Stock		Paid-in	Stock	Subscriptions	Donated	Exploration
	Shares	Amount	Capital	Subscribed	Receivable	Capital	Stage	Total
	#	$	$	$	$	$	$	$

Balance – December 31, 2007	19,506,304	19,506	52,553	–	–	32,250	(160,092)	(55,783)

Donated services and rent	–	–	–	–	–	9,000	–	9,000
		–	–
Net loss for the year	–	–	–	–	–	–	(38,328)	(38,328)
			–
Balance – December 31, 2008	19,506,304	19,506	52,553	–	–	41,250	(198,420)	(85,111)

Donated services and rent	–	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	–	(50,104)	(50,104)
			–
Balance – December 31, 2009	19,506,304	19,506	52,553	–	–	50,250	(248,524)	(126,215)
			–
Donated services and rent	–	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	–	(45,120)	(45,120)
			–
Balance – December 31, 2010	19,506,304	19,506	52,553	–	–	59,250	(293,644)	(162,335)

Donated services and rent	–	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	–	(51,372)	(51,372)
			–
Balance – December 31, 2011	19,506,304	19,506	52,553	–	–	68,250	(345,016)	(204,707)

Donated services and rent	–	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	–	(49,041)	(49,041)
			–
Balance – December 31, 2012	19,506,304	19,506	52,553	–	–	77,250	(394,057)	(244,748)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2012, the Company has a working capital deficiency of $244,748, has not generated any revenue, and has accumulated losses of $394,057 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 740, Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company is subject to currency risk due to fluctuations in the value of the Canadian dollar in relation to the United States dollar. Based on the net Canadian dollar denominated asset and liability exposures as at December 31, 2012, a 10% fluctuation in the Canadian/US exchange rate will impact the Company’s earnings by approximately $94 (2011 -$540). The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

The Company follows the provisions of ASC 440, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company does not have any asset retirement obligations as of December 31, 2012 and 2011.

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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2012 and 2011, the Company has no items that represent other comprehensive loss and, therefore, its net loss is the same as the comprehensive loss in the financial statements.

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

(a)
During the year ended December 31, 2012, the Company recognized $6,000 (2011 - $6,000) for donated services at $500 per month and $3,000 (2011 - $3,000) for donated rent at $250 per month provided by the President of the Company.

(b)
As at December 31, 2012, $89,696 (2011 - $67,800) is owed to the President of the Company, a director and two shareholders. As at December 31, 2012, $140,510 (debt denominated as Cdn$140,074) (2011 – $127,130 (debt denominated as Cdn$129,660)) is owed to the President of the Company, a director and two shareholders. The amounts due are non-interest bearing, unsecured and due on demand.

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

5.	Income Taxes

As at December 31, 2012, the Company has net operating losses carried forward of $257,121 available to offset taxable income in future years which begin expiring in fiscal 2025.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2012 $	Year Ended December 31, 2011 $

Income tax recovery at statutory rate	17,164	17,980

Permanent differences	(3,150)	(3,150)

Valuation allowance change	(14,014)	(14,830)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	December 31, 2012 $	December 31, 2011 $

Deferred income tax assets:

Net operating losses carried forward	89,992	75,978

Mineral property costs	20,890	20,890

Valuation allowance	(110,882)	(96,868)

Net deferred income tax asset	–	–

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

6.	Commitment and Subsequent Events

a)
On January 31, 2013, the Company entered into a Commitment letter with Victory Electronic Cigarettes LLC (“Victory”) to provide a secured bridge loan to Victory in the aggregate amount of $500,000, bearing interest at 12% per annum, payable monthly. The loan is being made in two tranches, the first tranche was advanced in the principal sum of $200,000, and the second tranche of $300,000 is to be made available upon the execution of certain security documents as set out in the Commitment letter. The loan is due on January 31, 2014. The second tranche of $300,000 has not yet been advanced.

Subject to a waiver of the loan fee by the Company upon certain conditions as set out in the Commitment Letter, Victory has agreed to pay a non-refundable loan of $200,000 (the “Loan Fee”) as a genuine pre-estimate of liquidated damages. The Loan Fee is payable on the earlier of: (a) the occurrence of an event of default under the Commitment Letter; or (b) on the date a formal agreement with respect to a proposed transaction is terminated, or if such formal agreement is not entered into, on the date Victory and the Company decide not to proceed with such transaction (a “Termination Event”). Notwithstanding the above, upon closing of the transaction, the Company has agreed to waive the Loan Fee in its entirety. In the event of a Termination Event and provided such event is not the result of a breach of any term of the formal agreement by Victory, and is not the result of Victory being unable or unwilling to close the transaction, then the Loan Fee shall be reduced to $15,000. In the even only the first tranche is advanced, the applicable Loan Fee payable will be reduced by 40%.

b)
On January 31, 2013, the Company issued 4 convertible notes (the “Notes”) in the principal amount of $50,000 each for an aggregate amount of $200,000 (the “First Tranche”). Each Note bears interest at 12% per annum, matures on January 31, 2014, and may be converted into common shares at the option of the holder at a Conversion Price that has yet to be determined. The Company also issued 50,000 share purchase warrants attached to each of the Notes Note, for an aggregate of 200,000 share purchase warrants. Each warrant entitles the holder to acquire one common share at an exercise price equal to the Conversion Price as defined in the Notes until January 31, 2015. The subscribers have acknowledged a subsequent offering of $300,000 (“the Second Tranche”), which have an aggregate 150,000 warrants. The second tranche of $300,000 has not closed and no such subscriptions have yet been received.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2012 based on the criteria set forth in the SEC’s Release No. 33-8810: Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2012 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; (iv) no written whistle-blower policy; (v) inadequate knowledge to address complex accounting and tax issues that may arise; and (vi) risk to our company as a going concern in the event the sole executive officer of our company is unable to fulfill this role due to death or incapacitation.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle-blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.  The remediation efforts set out in (i) and (iii) are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at _____________________, 2013, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our company	Age	Date First Elected or Appointed

Nathan Woods	President, Secretary, Treasurer and Director	42	December 29, 2011

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth all compensation received during the two years ended December 31, 2012 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)		Total ($)

Nathan Woods President, Secretary, Treasurer and Director	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil		Nil Nil

Raymond Irvine (1) Former President, Secretary, Treasurer and Director	2012 2011	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	$ N/A 9,000	(3)	$ N/A 9,000	(3)

1	Raymond Irvine resigned as our president, secretary and treasurer on December 29, 2011.

2	For each of the years ended December 31, 2011 and 2012, our company recognized $6,000 for donated services at $500 per month and $3,000 for donated rent at $250 per month provided by Mr. Irvine.

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

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2012, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2012.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. During the year ended December 31, 2012, no director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of February 25, 2013, there were 19,506,304 shares of our common stock outstanding.  The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group.  Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common Stock	Nathan Woods 17622 La Entrada Drive Yorba Linda, CA 92886	Nil	Nil

Security Ownership of Certain Beneficial Holders

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common Stock	Stephen Brady 18 Towerview Heights Portrane Co. Dublin, Ireland	10,000,000	51.3%
Common Stock	Howard Dahl 811 Porteau Place North Vancouver, BC Canada	1,650,000 (2)	8.5%
Common Stock	Mark Wilkie(3) 14738 59th Ave. Surrey, BC Canada	1,758,500 (2)	9.0%

2
Based on 19,506,304 shares of common stock issued and outstanding as of February 25, 2013. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

2	Howard Dahl holds 825,000 shares of common stock directly and 825,000 shares of common stock are owned by Catherine Dahl, the wife of Howard Dahl.

3
Mark Wilkie holds 900,000 common shares directly. Mr. Wilkie disclaims beneficial ownership of 825,000 shares of common stock owned by Laura Beaubier, Mr. Wilkie’s wife; shares of common stock common shares owned by Peter Beaubier, Mr. Wilkie’s father in law; 2,500 common shares owned by Rose Beaubier, Mr. Wilkie’s mother-in-law; 1,750 common shares owned by Vern Wilkie, Mr. Wilkie’s father; and 1,750 common shares owned by A Wilkie, Mr. Wilkie’s mother.

Changes in Control

Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our last fiscal year ended December 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

For each of the year ended December 31, 2012, we recognized $6,000 for donated services at $500 per month and $3,000 for donated rent at $250 per month provided by our former president, secretary, treasurer and director.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2012 and December 31, 2011 for professional services rendered by Manning Elliott LLP, Chartered Accountants for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011

Audit Fees and Audit Related Fees	$7,500	$8,064
Tax Fees	Nil	Nil
All Other Fees	5,125	5,544
Total	$12,625	$13,608

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description

3.0	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
4.	Instruments defining the rights of security holders, including indentures
4.1	Form of Convertible Note (incorporated by reference from our current report on Form 8-K filed on February 6, 2013)
10	Material Contracts
10.1	Commitment letter with Victory Electronic Cigarettes LLC dated January 31, 2013 (incorporated by reference from our current report on Form 8-K filed on February 6, 2013)
10.2	Form of Warrant Certificate (incorporated by reference from our current report on Form 8-K filed on February 6, 2013)
14	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on March 31, 2008)
31*	Section 302 Certification of Nathan Woods
32*	Section 906 Certification of Nathan Woods
99.1	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on April 1, 2009)
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
_________
*           Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2013	By:	/s/ “Nathan Woods”
Nathan Woods
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2013	By:	/s/ “Nathan Woods”
Nathan Woods
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial, and Principal Accounting Officer)