Form 10-K/A
period 2012-12-31
TECKMINE INDUSTRIES INC.
filed 2013-03-13
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  Not Applicable

EXPLANATORY NOTE: We are filing this annual report on Form 10-K/A to include the certifications that were inadvertently omitted from the previous filing. All information contained in the annual report on Form 10-K for the fiscal year ended December 31, 2012 remains the same.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at February 25, 2013, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

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

Date: March 13, 2013	By:	/s/ “Nathan Woods”
Nathan Woods
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2013	By:	/s/ “Nathan Woods”
Nathan Woods
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial, and Principal Accounting Officer)