Form 10-Q
period 2013-03-31
TECKMINE INDUSTRIES INC.
filed 2013-05-17
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to ________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,506,304 common shares issued and outstanding as of May 10, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the period ended March 31, 2013 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Teckmine Industries, Inc.
(An Exploration Stage Company)
March 31, 2013

Teckmine Industries, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	March 31, 2013 $	December 31, 2012 $
	(unaudited)
ASSETS

Current Assets

Cash	4,200	350
Loan receivable (Note 7(b))	200,000	–
Debt issuance costs (Note 5)	18,232	–

Total Assets	222,432	350

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	48,053	14,341
Accrued liabilities	28,009	551
Due to related parties (Note 3(c))	233,418	230,206
Loan payable (Note 4)	25,002	–
Convertible notes (Note 5)	200,000	–

Total Liabilities	534,482	245,098

Contingencies (Note 1)
Commitment and subsequent events (Notes 7 and 8)

Stockholders’ Deficit

Common Stock: 100,000,000 shares authorized, $0.001 par value; 19,506,304 shares issued and outstanding	19,506	19,506

Additional Paid-in Capital	52,553	52,553

Donated Capital (Note 3(a))	78,000	77,250

Deficit Accumulated During the Exploration Stage	(462,109)	(394,057)

Total Stockholders’ Deficit	(312,050)	(244,748)

Total Liabilities and Stockholders’ Deficit	222,432	350

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from
	May 19, 2004	For the	For the
	(Date of	Three Months	Three Months
	Inception)	Ended	Ended
	to March 31,	March 31,	March 31,
	2013	2013	2012
	$	$	$

Revenue	–	–	–

Expenses

General and administrative (Notes 3(a) and (b))	402,423	68,052	15,958
Impairment of mineral property costs	55,000	–	–
Mineral property costs	4,686	–	–

Total Expenses Before Other Income (Expense)	462,109	68,052	15,958

Other Income (Expense)

Interest income	4,000	4,000	–
Interest expense	(4,000)	(4,000)	–

Total Other Income (Expense)	–	–	–

Net Loss and Comprehensive Loss	(462,109)	(68,052)	(15,958)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		19,506,304	19,506,304

(The Accompanying Notes are an Integral Part of the Financial Statements)

Teckmine Industries, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from May 19, 2004 (Date of Inception)	For the Three Months Ended	For the Three Months Ended
	to March 31,	March 31,	March 31,
	2013 $	2013 $	2012 $

Operating Activities

Net loss for the period	(462,109)	(68,052)	(15,958)

Adjustment to reconcile net loss to cash used in operating activities:
Donated services and rent	78,000	750	2,250
Impairment of mineral property costs	55,000	–	–
Loss (gain) from foreign exchange transactions	4,225	(2,788)	3,103
Amortization of debt issuance costs	3,681	3,681	–

Changes in operating assets and liabilities:
Accounts payable	27,169	13,533	6,758
Accrued liabilities	27,980	27,458	3,847
Due to related parties	6,000	6,000	–

Net Cash Used in Operating Activities	(260,054)	(19,418)	–

Investing Activity

Mineral property costs	(55,000)	–	–
Loan receivable	(200,000)	(200,000)	–

Net Cash Used in Investing Activity	(255,000)	(200,000)	–

Financing Activities

Proceeds from issuance of common stock	75,809	–	–
Share issuance costs	(3,750)	–	–
Advances from related parties	223,927	–	–
Proceeds from loan payable	25,002	25,002	–
Proceeds from issuance of convertible notes	200,000	200,000	–
Debt issuance costs	(1,734)	(1,734)	–

Net Cash Flows Provided by Financing Activities	519,254	223,268	–

Increase in Cash	4,200	3,850	–

Cash – Beginning of Period	–	350	–

Cash – Ending of Period	4,200	4,200	–

Supplemental Disclosures

Interest paid		–	–
Income taxes paid		–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2013, the Company has a working capital deficiency of $312,050, has not generated any revenue, and has accumulated losses of $462,109 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K/A filed on March 13, 2013, with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at March 31, 2013, and the results of its operations and cash flows for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

(c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company’s financial instruments consist principally of cash, loan receivable, accounts payable, amounts due to related parties, loan payable and convertible notes. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

The Company follows the provisions of ASC 440, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company does not have any asset retirement obligations as of March 31, 2013.

(k)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

(l)	Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. During the three months ended March 31, 2013 and 2012, the Company has no items that represent other comprehensive loss and, therefore, its net loss is the same as the comprehensive loss in the financial statements.

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

(a)
During the three months ended March 31, 2013, the Company recognized $nil (2012 - $1,500) for donated services at $500 per month and $750 (2012 - $750) for donated rent at $250 per month provided by the President of the Company.

(b)	During the three months ended March 31, 2013, the Company incurred management fees of $9,000 for services provided by the President of the Company.

(c)
As at March 31, 2013, $95,697 (December 31, 2012 - $89,697) is owed to the President of the Company, the former President of the Company, a director, and two shareholders. As at March 31, 2013, $137,721 (Cdn$140,074) (December 31, 2012 – $140,509 (Cdn$140,074)) is owed to the President of the Company, the former President of the Company, a director and two shareholders. The amounts due are non-interest bearing, unsecured and due on demand.

4.	Loan Payable

On January 17, 2013, the Company received a loan in the amount of $25,002 from a non-related party. The amount is unsecured, non-interest bearing and has no terms of repayment.

5.	Convertible Notes

On January 31, 2013, the Company issued 4 convertible notes (the “Notes”) in the principal amount of $50,000 each for an aggregate amount of $200,000 (the “First tranche”). Each Note bears interest at 12% per annum, matures on January 31, 2014, and may be converted into common shares at the option of the holder at a Conversion Price that has yet to be determined. The Company also issued 50,000 share purchase warrants attached to each Note, for an aggregate of 200,000 share purchase warrants. Each warrant entitles the holder to acquire one common share at an exercise price equal to the Conversion Price as defined in the Notes until January 31, 2015. The net proceeds of $200,000 will be allocated based on the relative fair values of convertible note and the warrants issued at the time the Conversion Price is determined. As of March 31, 2013, the Conversion Price has not been determined. In connection to the issuance of the Notes, the Company incurred debt financing costs of $21,913 which will be amortized over the term of the Notes. During the three months ended March 31, 2013, $3,681 of the debt issuance costs was recognized.

Teckmine Industries, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

6.	Fair Value Measurements

The Company’s financial instruments consist principally of cash, loan receivable, accounts payable, amounts due to related parties, loan payable and convertible notes. Pursuant to ASC 820, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

7.	Commitments

a)
On January 17, 2013, the Company entered into a non-binding Letter of Intent (the “LOI”) with Victory Electronic Cigarettes, Inc. (“VEC”), whereby, following entry into a formal agreement and the closing thereof, the Company proposes to acquire all of the securities of VEC in exchange for the issuance of 32,500,000 shares of common stock of the Company. On April 2, 2013, the Company entered into a formal agreement. See Note 8.

During the three months ended March 31, 2013, the Company incurred acquisition-related costs in the amount of $17,237. Such amount was expensed during the three months ended March 31, 2013.

b)
On January 31, 2013, the Company entered into a Commitment Letter with VEC to provide a secured bridge loan to VEC in the aggregate amount of $500,000, bearing interest at 12% per annum, payable monthly. The loan is being made in two tranches, the first tranche was advanced in the principal sum of $200,000 (Note 5), and the second tranche of $300,000 is to be made available upon the execution of certain security documents as set out in the Commitment Letter. The loan is due on January 31, 2014.

On March 25, 2013, as further security for repayment of the debenture, the Company entered into a Share Pledge Agreement with VEC and the shareholders thereof, whereby such shareholders agreed to deliver the issued and outstanding shares in the capital of VEC to the Company. Pursuant to the terms of the Share Pledge Agreement, the Company is entitled to hold such security until the earlier of the following two trigger events: (1) the repayment and performance in full of all repayment obligations under the debenture; and (b) the closing of the Share Exchange Agreement.

Subject to a waiver of the loan fee by the Company upon certain conditions as set out in the Commitment Letter, VEC has agreed to pay a non-refundable loan of $200,000 (the “Loan Fee”) as a genuine pre-estimate of liquidated damages. The Loan Fee is payable on the earlier of: (a) the occurrence of an event of default under the Commitment Letter; or (b) on the date a formal agreement with respect to a proposed transaction is terminated, or if such formal agreement is not entered into, on the date VEC and the Company decide not to proceed with such transaction (a “Termination Event”). Notwithstanding the above, upon closing of the transaction, the Company has agreed to waive the Loan Fee in its entirety. In the event of a Termination Event and provided such event is not the result of a breach of any term of the formal agreement by VEC, and is not the result of VEC being unable or unwilling to close the transaction, then the Loan Fee shall be reduced to $15,000. In the event only the first tranche is advanced, the applicable Loan Fee payable will be reduced by 40%.

Subsequent to March 31, 2013, the Company and VEC have decided that the second tranche of $300,000 will not be advanced as VEC did not need the extra funding.

8.	Subsequent Event

On April 2, 2013, the Company entered into a Share Exchange Agreement with VEC (see Note 7). Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire all of the issued and outstanding common shares of VEC from the shareholders thereof in exchange for the issuance of 32,500,000 shares of common stock of the Company. The closing of the Share Exchange Agreement is subject to satisfaction of conditions precedent to closing as set out in therein. On April 15, 2013, the Company entered into a First Amendment to Share Exchange Agreement which extended the closing date of the Share Exchange Agreement from April 15, 2013, to April 30, 2013. On April 29, 2013, the Company entered into a Second Amendment to Share Exchanges Agreement which further extended the closing date to May 15, 2013.

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

We are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock and shareholder loans, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a suitable business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Share Exchange Agreement with Victory Electronic Cigarettes

As disclosed in a Form 8-K filed on April 5, 2013, we entered into a share exchange agreement with Victory Electronic Cigarettes, Inc. (“VEC”) and the shareholders of VEC. Pursuant to the terms of the share exchange agreement, we have agreed to acquire all of the issued and outstanding common shares of VEC from the shareholders thereof in exchange for the issuance by our company of 32,500,000 common shares to such shareholders on a pro rata basis subject to the satisfaction or waiver of certain conditions precedent as set out in the share exchange agreement. VEC is a private company converted under the laws of the State of Nevada with a principal office located at 1880 Airport Drive, Ball Ground, Georgia 30107. VEC is engaged in the business of designing, marketing and distributing electronic cigarettes or “e-cigarettes”. Electronic cigarettes are battery powered products that enable users to inhale nicotine vapor without smoke, tar, ash or carbon monoxide.

There are certain conditions precedent to closing that may not be satisfied prior to closing, and there is no assurance that our company will close the share exchange agreement and complete the acquisition of all of the issued and outstanding shares of VEC.

The common shares of our company to be issued to the shareholders of VEC upon the closing of the share exchange agreement and the common shares to be issued in a proposed concurrent private placement financing will not be registered under the Securities Act of 1933, as amended, or under the securities laws of any state in the United States, and will be issued in reliance upon an exemption from registration under the Securities Act of 1933, as amended.

A copy of the share exchange agreement is attached to our Form 8-K filed on April 5, 2013 as Exhibit 10.1.

Our company has provided a secured bridge loan to VEC in the aggregate amount of US$200,000. The principal under the loan bears interest at a rate of 12% per annum, calculated and payable monthly. The bridge loan is secured by a general security agreement and a pledge and assignment of shares made by each shareholder of VEC in favor of our company. The loan, including principal, interest and any other fees owing with respect thereto is due on January 31, 2014, unless an event of default occurs as set out in the commitment. VEC is entitled to repay the loan at any time.

Subject to waiver of the loan fee by us upon certain conditions set out in the commitment, VEC has agreed to pay our company a non-refundable loan fee of US$200,000 (the “Loan Fee”) as a genuine pre-estimate of liquidated damages. The Loan Fee is payable on the earlier of: (a) the occurrence of an event of default under the commitment; or (b) on the date a formal agreement with respect to a proposed transaction is terminated, or, if such formal agreement is not entered into, on the date VEC and our company decide not to proceed with such transaction (a “Termination Event”). Notwithstanding the above, upon the closing of the transaction, our company has agreed to waive the Loan Fee in its entirety. In the event of a Termination Event and provided such event is not the result of a breach of any term of the formal agreement by VEC, and is not the result of VEC being unable or unwilling to close the transaction, then the Loan Fee shall be reduced to US$15,000.

Results of Operations

Apart from increased professional fees incurred in the negotiation and proposed closing of the share exchange agreement with VEC, there were no material changes in our results of operations as our results of operations were consistent with past periods. We did not generate or realize any revenues from our business operations and our expenses were related to complying with our obligations as a reporting company under the Securities Exchange Act of 1934 and costs incurred in connection with the proposed acquisition of VEC. These expenses consisted primarily of professional fees relating to the preparation of our financial statements and completion of our annual report, quarterly reports and current reports filings with the Securities and Exchange Commission.

During the three months ended March 31, 2013, we incurred expenses of $68,052 compared to $15,958 during the three months ended March 31, 2012. The increase in expenses resulted from increased professional fees incurred in the negotiation and proposed closing of the share exchange agreement with VEC.

As at March 31, 2013, our company had cash of $4,200 and a working capital deficit of $312,050. In the event the closing of the share exchange agreement with VEC does not close for any reason, we estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

-	$15,000 in connection with our company locating, evaluating and negotiating potential business opportunities;
-	$40,000 for operating expenses, including professional legal and accounting expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934; and
-	$24,000 for management and administrative costs.

If we are successful in closing the share exchange agreement with VEC, we anticipate that we will require significant funds to develop VEC’s business. VEC is engaged in the business of designing, marketing and distributing electronic cigarettes or “e-cigarettes”. Electronic cigarettes are battery powered products that enable users to inhale nicotine vapor without smoke, tar, ash or carbon monoxide.

Liquidity and Capital Resources

We had $4,200 cash as of March 31, 2013 compared to $350 cash as of December 31, 2012. We had a working capital deficit of $312,050 as of March 31, 2013 compared to working capital deficit of $244,748 as of December 31, 2012. We have suffered recurring losses from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our director and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash balance will not be sufficient to meet our working capital requirements for the next twelve month period. If the proposed acquisition of VEC does not occur, we estimate that we will require $79,000 over the next 12-month period and at least $312,050 to eliminate our working capital deficiency. Under such circumstances, our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities and shareholder loans. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

If we are successful in acquiring VEC, we anticipate that we will require significant funds to develop VEC’s business in addition to incurring further costs associated with the implementation and expansion of VEC’s business. Under such circumstances, we anticipate that the proceeds of a proposed financing of at least $2 million will be sufficient to address working capital requirements of our company for a period of 12 months following such acquisition. The acquisition of VEC is conditional upon, among other things, our company raising at least $2 million (after payment of all our liabilities) in a concurrent private placement financing.

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

Operating Activities

Operating activities used $19,418 cash during the three months ended March 31, 2013 as compared to nil during the three months ended March 31, 2012.

Financing Activities

Financing activities provided $223,268 cash during the three months ended March 31, 2013 as compared to nil during the three months ended March 31, 2012. Our company received $200,000 in proceeds from the issuance of convertible notes less $1,734 in debt issuance costs and received $25,002 in proceeds from a loan.

Investing Activities

Investing activities used $200,000 cash during the three months ended March 31, 2013 as compared to nil during the three months ended March 31, 2012. The cash used in investing activities was the result of a loan receivable.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of March 31, 2013 based on the criteria set forth in the SEC’s Release No. 33-8810: Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at March 31, 2013 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; (iv) no written whistle-blower policy; (v) inadequate knowledge to address complex accounting and tax issues that may arise; and (vi) risk to our company as a going concern in the event the sole executive officer of our company is unable to fulfill this role due to death or incapacitation.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

We had $4,200 cash and a working capital deficit of $312,050 as of March 31, 2013. We do not have sufficient funds to independently finance the acquisition of suitable business opportunities, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate and acquire suitable business opportunities. Obtaining additional financing is subject to a number of factors, including market acceptance of projects, investor acceptance of any business opportunity we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

We currently do not generate revenues, and as a result, we face a high risk of business failure.

We do not hold an interest in any business or revenue generating property. From the date of our incorporation, we have primarily focused on the location and acquisition of mineral and oil and gas properties. We have not generated any revenues to date. In order to generate revenues, we will incur substantial expenses in the acquisition of a suitable business. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

In our management’s report on internal controls over financial reporting, we identified a number of material weaknesses related to our internal control over financial reporting and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of March 31, 2013. These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at March 31, 2013 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as at March 31, 2013. Specifically, they concluded that six material weaknesses existed as at March 31, 2013 which are set out in Item 4 under the heading “Controls and Procedures”. Although we intend to remediate such material weaknesses as set out in Item 4, we have not yet been able to address these material weaknesses and they may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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
________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECKMINE INDUSTRIES, INC.

Dated: May 17, 2013	By:	/s/ Nathan Woods
Nathan Woods President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)