Form 10-Q
period 2013-06-30
Victory Electronic Cigarettes Corp
filed 2013-08-14
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____.

Commission File Number 000-52745

Victory Electronic Cigarettes Corporation
(Exact name of registrant as specified in its charter)
Formerly known as Teckmine Industries, Inc.

NEVADA	98-0534859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1880 Airport Drive, Ball Ground GA 30107
(Address of principal executive offices)

(770) 208-0720
(Company’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The Company had 53,344,000 shares outstanding as of August 8, 2013.

PART I — Financial Information

ITEM 1. FINANCIAL STATEMENTS.

VICTORY ELECTRONIC CIGARETTES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash	$2,225,671	$17,438
Accounts receivable, net	62,195	157,295
Inventory	335,010	287,373
Prepaid inventory	119,171	141,995
Other prepaid expenses	41,680	8,676
Employee advances	7,000	-
Total current assets	2,790,727	612,777

Furniture and equipment, net	7,537	-

Total assets	$2,798,264	$612,777

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$299,296	$37,853
Deferred revenue	-	17,699
Revolving credit line	-	20,641
Deferred compensation	463,629	350,003
Due to related party	1,033,166	703,870
Total current liabilities	1,796,091	1,130,066

Commitments and contingencies

Stockholders' equity (deficit)
Common stock, $.001 par value; 53,344,000
and 32,500,000 shares issued and outstanding and 100,000,000 shares authorized
at June 30, 2013 and December 31, 2012, respectively	53,344	32,500
Additional paid-in capital	2,229,167	36,811
Accumulated deficit	(1,280,338)	(586,600)
Total stockholders' equtiy (deficit)	1,002,173	(517,289)

Total liabilities and stockholders' equity (deficit)	$2,798,264	$612,777

See notes to unaudited condensed consolidated financial statements

VICTORY ELECTRONIC CIGARETTES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Internet sales	$835,983	$244,775	$356,560	$141,683
Retail and wholesale revenues	745,373	266,826	355,285	103,574
Total revenues	1,581,356	511,601	711,845	245,257

Cost of Goods Sold	650,319	180,013	298,309	82,194
Gross profit	931,037	331,588	413,536	163,063

Operating expenses
Advertising and promotion	586,985	198,121	250,239	121,481
Personell costs	441,058	253,695	254,556	139,141
Professional fees	173,916	1,250	138,218	1,250
Selling expenses	151,184	40,827	91,818	27,715
General and administrative	129,963	33,238	56,361	11,294
Merchant account fees	64,228	12,490	22,134	8,131
Research and development	1,608	82,315	-	3,528
Total operating costs	1,548,942	621,936	813,326	312,540

Loss from operations	(617,905)	(290,348)	(399,790)	(149,477)

Other income (expense)
Interest expense	(75,833)	-	(41,522)	-
Net loss	$(693,738)	(290,348)	$(441,312)	$(149,477)

Net loss per common share:
Basic	$(0.021)	$(0.009)	$(0.013)	$(0.005)
Diluted	$(0.021)	$(0.009)	$(0.013)	$(0.005)

Weighted average number of shares outstanding
Basic	33,065,111	32,500,000	33,630,222	32,500,000
Diluted	33,065,111	32,500,000	33,630,222	32,500,000

See notes to unaudited condensed consolidated financial statements

VICTORY ELECTRONIC CIGARETTES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	June 30,	June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(693,738)	$(290,348)
Adjustments to reconcile net loss to
Net cash from operating activities:
Depreciation expense	321	-
Bad debt expense	16,616	-
Stock based compensation	3,600	-
Non-cash interest expense	9,600
Changes in operating assets:
Accounts receivable	78,484	(58,679)
Inventory	(47,637)	(85,158)
Prepaid inventory	22,824	-
Other prepaid expenses	(33,004)	-
Employee advances	(7,000)	-
Accounts payable and accrued expenses	261,443	147,877
Deferred revenue	(17,699)	-
Deferred compensation	113,626	160,716
Net cash from operating activities	(292,564)	(125,592)

Cash flows from investing activities:
Purchases of property and equipment	(7,858)	-
Net cash used in investing activities	(7,858)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	2,000,000	-
Advances from related party	329,296	111,807
Proceeds from debenture note payable	200,000	-
Payments on revolving line of credit, net	(20,641)	-
Net cash from financing activities	2,508,655	111,807

Net change in cash and cash equivalents	2,208,233	(13,785)

Cash and cash equivalents at beginning of the period	17,438	56,950

Cash and cash equivalents at end of the period	$2,225,671	43,165

Supplementary Cash Flow Information
Cash paid during the year for:
Interest	$16,000	$-

Non-cash transactions:
Debenture note payable paid at closing of financing	$200,000	$-

See notes to unaudited condensed consolidated financial statements

VICTORY ELECTRONIC CIGARETTES CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1  BUSINESS ORGANIZATION

These financial statements represent the consolidated financial statements of Victory Electronic Cigarettes Corporation (“Victory”), formerly known as Teckmine Industries, Inc., and its wholly owned operating subsidiary, Victory Electronic Cigarettes, Inc. (“VEC”). Victory and VEC are collectively referred to herein as the “Company”. VEC was formed as a limited liability company under the laws of the State of Florida on March 2, 2010 and effected a conversion on March 8, 2013 into a corporation under the laws of the State of Nevada.  The financial statements of VEC have been restated to reflect this conversion.

On June 25, 2013, pursuant to a share exchange agreement, Victory merged with VEC, a Nevada corporation, in which the existing stockholders of VEC exchanged all of their issued and outstanding shares of common stock for 32,500,000 shares of common stock of Victory (the “Reverse Merger”). After the consummation of the Reverse Merger, stockholders of VEC own 60.9% of Victory’s outstanding common stock.

As a result of the Reverse Merger, VEC became a wholly owned subsidiary of Victory. For accounting purposes, the Reverse Merger was treated as a reverse acquisition with VEC as the acquirer and Victory as the acquired party. As a result, the business and financial information included in this Quarterly Report on Form 10-Q is the business and financial information of VEC. The accumulated deficit of Victory has been included in additional paid-in-capital. Pro-forma information has not been presented as the financial information of Victory was insignificant.

The Company imports and distributes smokeless electronic cigarettes (E-Cigarettes) and their components via the internet and retail outlets.  The Company’s primary operations are based near Atlanta, Georgia.

NOTE 2  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results could differ from those estimates.

Concentration of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of accounts receivable and prepaid inventory. Cash is deposited in various financial institutions. At times, amounts on deposit may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.  At June 30, 2013 and December 31, 2012, no deposits were in excess of the federally insured limits.

Revenue Recognition
Revenue is derived from product sales and is recognized upon shipment to the customer.  Returns are accepted, but are not significant to the Company’s overall operations.  Payments received by the Company in advance are recorded as Deferred Revenue until the merchandise has shipped to the customer.

Cost of Goods Sold
The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying statements of operations.

Shipping and Handling Costs
Outgoing shipping and handling costs are included as selling expenses in the accompanying statements of operations.

Advertising and Promotion

The Company recognizes advertising and promotion costs as incurred.  The amount of advertising and promotion expense recognized for the six months ended June 30, 2013 and 2012 were approximately $587,000 and $198,000 respectively.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.  At June 30, 2013 and December 31, 2012, the Company had no cash equivalents.

Accounts Receivable
Accounts receivable, primarily from retail customers or third-party internet brokers, are reported at the amount invoiced.  Payment terms vary by customer and may be subject to an early payment discount. Management reviews accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible.  An overall allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding and specific identification.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  As of June 30, 2013 and December 31, 2012, the Company has estimated an allowance of approximately $17,000 and $0 for doubtful accounts.

Inventory
Inventory, which consists of ready for sale disposable e-cigarettes, batteries, cartomizers and other accessories, is carried at the lower of cost or fair market value.  Cost is determined using the first-in, first-out method.

Prepaid Inventory
Prepaid inventory consists of deposits paid for inventory to be manufactured by a third-party overseas supplier or inventory which is in-transit and the Company has not yet received title for the goods.

Furniture and Equipment
The Company records furniture and equipment at historical cost, less accumulated depreciation. Expenditures for additions and improvements over $1,500 that substantially extend the useful life of property and equipment or increase its operating effectiveness are capitalized. Repair and maintenance costs are expensed as incurred. Long-lived assets are reviewed for impairment whenever events or circumstances warrant such a review, at least annually, pursuant to the provisions Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 360 Property, Plant, and Equipment.  The Company depreciates the cost of furniture and equipment over the estimated useful lives of the assets, currently over five years, using the straight-line method. Depreciation of $321 and $0 was recorded during the six months ended June 30, 2013 and 2012.

Employee Stock Based Compensation
The Company accounts for employee stock based compensation in accordance with ASC 718 and Compensation – Stock Compensation. ASC 718 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instrument issued. ASC 718 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

Non-Employee Stock Based Compensation
The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services or the instruments issued in exchange for such services, whichever is more readily determinable.

Earnings Per Share
The Company has adopted ASC 260-10, Earning Per Share which provides for calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on our financial statements.

Reclassification
Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 presentation.

        Subsequent Events
In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through August 14, 2013; the date the condensed consolidated financial statements were available for issue.

NOTE 3  REVOLVING CREDIT LINES

The Company no longer maintains any revolving credit lines and has closed its credit cards.   The Company had a balance due on these credit cards of $0 and approximately $21,000 at June 30, 2013 and December 31, 2012, respectively.

NOTE 4  DEBENTURE NOTES PAYABLE

On March 25, 2013, Victory issued a $200,000 debenture note payable to VEC dated January 31, 2013, to evidence an advance of funds in connection to the Reverse Merger, as discussed in Note 1. This note was paid in full at the closing of the Reverse Merger.

NOTE 5  RELATED PARTY TRANSACTIONS

As of June 30, 2013 and December 31, 2012, stockholders of the Company loaned amounts totaling approximately $1,033,000 and $704,000, respectively, including accrued interest of approximately $84,000 and $34,000, respectively, to the Company and are included in Due to Related Party in the accompanying Balance Sheets.  These payables accrue interest at a rate of 12% annually and have no specified maturity date.  Additionally, at June 30, 2013 and December 31, 2012, the Company owed deferred compensation to three stockholders totaling approximately $464,000 and $350,000, respectively.

NOTE 6  COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450, Contingencies.  The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines than an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  Certain insurance policies held by the Company may reduce the cash outflows with respect to an adverse outcome of certain of these litigation matters.

NOTE 7  STOCKHOLDERS’ EQUITY

On June 25, 2013, Victory sold 10,000,000 shares of the common stock at $.25 per share.  Victory raised a total of $2,500,000 as part of this financing, $200,000 of which was allocated at the closing for the retirement of the $200,000 debenture note payable. Victory also incurred approximately $300,000 in direct offering costs related to the selling of 10,000,000 common shares. These offering costs were netted against the proceeds received from the issuance.

NOTE 8  STOCK BASED COMPENSATION

In May 2013, Victory adopted the 2013 Stock Option Plan (the “Plan”) which is intended to advance the interest of the Company’s shareholders by enhancing the company’s ability to attract, retain, and motivate persons who make (or are expected to make) important contributions to the Company. The maximum aggregate number of shares of the Victory’s common stock that may be issued under the Plan is 10,000,000 shares.

On June 25, 2013, Victory granted an aggregate of 6,200,000 stock options to purchase Victory common stock to directors, officers and certain employees and consultants.  The options are exercisable at $0.25 per share for a period of 5 years from the date of grant. Options to purchase 200,000 shares vested immediately, options to purchase the additional 6,000,000 shares vest 50% at the end of December 31, 2013 and 50% at the end of December 31, 2014. As of June 30, 2013, there was approximately $108,000 of total unrecognized compensation expense related to the options granted. These costs are expected to be recognized over a period of 1.5 years. The options were valued using the Black-Sholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model including the estimated fair value of underlying common stock, risk–free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustment to the valuation. The options were valued on their grant date at $.018 per option based on the assumptions used. Total vested options included in compensation expense for the six months ended June 30, 2013 and 2012, were $3,600 and $0 respectively.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, December 31, 2012	-	-	-
Granted June 25, 2013	6,200,000	$0.25	5.0
Outstanding, June 30, 2013	6,200,000	$0.25	5.0

Exercisable at June 30, 2013	200,000	$0.25	5.0

NOTE 9  SUBSEQUENT EVENTS

On July 9, 2013, the Company entered into an employment agreement with a new CFO. The employment agreement is cancellable by either party at any time. As part of the employment agreement, the CFO was granted 1,000,000 options under the Plan. The options vest 500,000 on December 31, 2013 and 500,000 on December 31, 2014. On July 10, 2013, Victory issued 1,500,000 options under the Plan to five individuals for consulting services. All of the 1,500,000 options vested on the date of grant.

On July 13, 2013, the Company repaid $300,000 of the Due to Related Party balance.

On July 15, 2013, the Company paid the $463,629 outstanding deferred compensation.

On July 29, 2013, the Company entered into an agreement to retire a portion of the Due to Related Party in the amount of $250,000 in exchange for the surrender of 1,600,000 common shares, which have been returned to treasury.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This report contains forward-looking statements.

Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this Form 10-Q include statements about:

●	our marketing plan;
●	our beliefs regarding the future of our competitors;
●	our anticipated development schedule;
●	our expectation that the demand for our products will eventually increase; and
●	our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	general economic and business conditions;
●	our reliance on additional financing;
●	we have not achieve profitability;
●	risks associated with our products, including that they may pose a health risk;
●	governmental regulations may impact our business;
●	the market may not accept our products;
●	we rely on a single class of products;
●	existing or pending patents may affect our business; and
●	other factors discussed under the section entitled “Risk Factors”,

any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Victory Electronic Cigarettes Corporation, formally known as Teckmine Industries, Inc.

Overview

We were incorporated in the state of Nevada on May 19, 2004. On July 11, 2013, we changed our name to “Victory Electronic Cigarettes Corporation”.

On June 25, 2013, we acquired all of the issued and outstanding shares of Victory Electronic Cigarettes, Inc. (“VEC”) pursuant to a share exchange agreement in which we acquired all of the issued and outstanding shares of common stock of VEC from its shareholders in exchange for 35,200,000 shares of our common stock (the “Reverse Merger”). For accounting purposes, the Reverse Merger was treated as a reverse acquisition with VEC as the acquirer and our company as the acquired party. As a result, the business and financial information included in this report are the business and financial information of VEC.

Our company is engaged in the business of marketing and distributing a product for smokers to “smoke” nicotine without the fire, flame, tobacco, tar, carbon monoxide, ash, stub, smell and all the other chemicals found in traditional cigarettes. We believe that we provide our consumers an opportunity to smoke without the social stigmas increasingly associated with cigarettes.

We compete in a highly competitive market including other e-cigarette marketing companies, as well as traditional tobacco companies. In a highly fragmented market, we believe that it is key that we continue to build brand awareness through increased advertising and marketing strategies, as well as to continue to develop our supply chain and fulfillment capabilities.

Results of Operations

Six Months Ended June 30, 2013 Compared With Six Months Ended June 30, 2012

Sales for the six months ended June 30, 2013 and 2012 were $1,581,356, and $511,601, respectively, an increase of $1,069,755 or approximately 209%. The increase in sales is primarily attributable to online sales to new and recurring customers and sales to retail and wholesale sources. This quarter we began to increase our retail and wholesale marketing efforts through independent brokers. We have experienced an increase in retail on both an independent store and chain level.

Cost of goods sold for the six months ended June 30, 2013 and 2012 were $650,319 and $180,013 respectively, an increase of $470,306 or 261%. The increase is primarily due to an increase in sales as well as a change in product mix to higher distributor and wholesaler sales, which have lower gross margin than our online sales to consumers. Management believes that cost of goods sold and shipping expense as a percent of net sales will maintain or marginally improve with increased scale and efficiency.

Advertising and promotion expenses for the six months ended June 30, 2013 and 2012 were $586,985 and $198,121, respectively, an increase of $388,864 or 196%. During the six months ended June 30, 2013, we continued various advertising campaigns to increase both online and point of sale brand awareness. The increase is primarily attributable to increased online marketing, advertising and promotions and samples.

Personnel costs for the six months ended June 30, 2013 and 2012 were $441,058 and $253,695 respectively, an increase of $187,363 or 74%.  The increase is attributable to the hiring of additional administrative and sales staff.

Professional fees for the six months ended June 30, 2013 and 2012 were $173,916 and $1,250 respectively.  The increase is primarily due to the additional cost associated with the Reverse Merger on June 25, 2013.

General and administrative cost for the six months ended June 30, 2013 and 2012 respectively were $129,963 and $33,238. The increase is primarily due to cost associated with insurance, telecommunications, printing, supplies and other miscellaneous items.

Merchant account fees for the six months ended June 30, 2013 and 2012 respectively were $64,228 and $12,490 an increase of $51,738. This increase is primarily due to merchant charges related to the increase in credit card sales.

Research and development cost for the six months ended June 30, 2013 and 2012 respectively were $1,608 and $82,315 a decrease of $80,707. Research and development activity is expected to increase as we begin to develop new and innovative products.

Interest expense was $75,833 and nil for the six months ended June 30, 2013 and 2012, respectively. The increase was attributable to the debt owed to related parties.

The net loss for the six months ended June 30, 2013 and 2012 respectively were $693,738 and $290,348. The net loss per common share for the six months ended June 30, 2013 and 2012 was $0.021 and $0.009 respectively.

Three Months Ended June 30, 2013 Compared With Three Months Ended June 30, 2012

Sales for the three months ended June 30, 2013 and 2012 were $711,845 and $245,257, respectively, an increase of $466,588 or approximately 190%. The increase in sales is primarily attributable to expanded distribution in major retail accounts and the growth in online monthly subscriber base. We have experienced an increase in retail sales on both an independent and chain level.  Our online sales provide a higher profit margin than products sold through our retail distribution. We are experiencing an increasing level of interest from retailers both domestic and international and expect our online demand to continue to grow.

Cost of goods sold for the three months ended June 30, 2013 and 2012 were $298,309 and $82,194 respectively an increase of $216,115 or approximately 263% due mainly to an increase in sales and an increase in shipping cost. Management believes that cost of goods sold and transportation cost as a percent of net sales will maintain or marginally improve with increased scale and efficiency.

Advertising and promotion expenses for the three months ended June 30, 2013 and 2012 were $250,239 and $121,481, respectively, an increase of $128,758 or 106%. During the three months ended June 30, 2013, we continued various advertising campaigns to increase both online and point of sale brand awareness. The increase is primarily attributable to increased online marketing, advertising, promotions and product samples.

Personnel costs for the three months ended June 30, 2013 and 2012 were $254,556 and $139,141 respectively, an increase of $115,415 or 83%.  The increase is attributable to the hiring of additional administrative and sales staff.

Professional fees for the three months ended June 30, 2013 and 2012 were $138,218 and $1,250 respectively.  The increase is primarily due to the additional fees associated with the Reverse Merger on June 25, 2013.

General and administrative cost for the three months ended June 30, 2013 and 2012 respectively, were $56,361 and $11,294. The increase is primarily due to cost associated insurance, telecommunications, printing, supplies and other miscellaneous items.

Merchant account fees for the three months ended June 30, 2013 and 2012 respectively were $22,134 and $8,131, an increase of $14,003. This increase is primarily due to merchant charges related to the increase in credit card sales.

Research and development cost for the three months ended June 30, 2013 and 2012 respectively were $0 and $3,528 a decrease of $3,528. Research and development activity is expected to increase as we begin to develop new and innovative products.

Interest expense was $41,522 and nil for the three months ended June 30, 2013 and 2012, respectively. The increase was attributable to the debt owed to related parties.

The net loss for the three months ended June 30, 2013 and 2012 was $441,312 and $149,477 respectively. The net loss per common share for the three months ended June 30, 2013 and 2012 was $0.013 and $0.005, respectively.

Liquidity and Capital Resources

As of June 30, 2013, we had cash of $2,225,671 and working capital of $994,636 as compared to cash of $17,438 and working capital deficit of $517,289 as at December 31, 2012.  We estimate our operating expenses for the next 12 months will be $1,500,000 consisting primarily of headcount and infrastructure costs, sales and marketing expenditures, research and development, and general and administrative costs. We are in the early stages of our business. We are required to fund growth from the generation of financing activities, and we intend to rely on a combination of equity and debt financings.  Due to market conditions and the early stage of our operations, there is considerable risk in our company being able to acquire debit and equity financings and on terms that are not overly dilutive to our existing shareholders.  We can offer no assurance that we will be able to raise additional capital.

Cash Flows for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30 2012

Operating activities for the six months ended June 30, 2013 used cash of $292,564 compared to $125,592 for the six months ended June 30, 2012, an increase of $166,972. This increase was primarily due to an increase in losses between the two periods. Our cash flows from financing activities were $2,508,655 and $111,807 respectively, an increase of $2,396,848 primarily due to the proceeds from the sale of common stock.

Off-Balance sheet arrangements

There were no off-balance sheet arrangements for the period ended June 30, 2013.

Seasonality

We do not consider our business to be seasonal.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Controls and Procedures

On June 25, 2013, we completed the Reverse Merger. In connection with the Reverse Merger, our internal controls over financial reporting were supplanted by those of VEC prior to the Reverse Merger. Accordingly, all of our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting changed during such fiscal quarter.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material pending legal proceedings to which our company or our subsidiary is a party or of which any of our properties, or the properties of our subsidiary, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or our subsidiary or has a material interest adverse to our company or our subsidiary.

ITEM 1A. RISK FACTORS.

Risks Related to Our Business

If we do not obtain additional financing, we will not be able to conduct our business operations and achieve our business objectives.

Our current operations are not profitable. To achieve our objectives established in our business plan, investment capital is required to purchase inventory and invest in infrastructure to grow our business. We had a net loss of $441,312 for the quarter ended June 30, 2013, and a net loss of $478,170 for the year ended December 31, 2012. We estimate our average monthly expenses over the next 12 months to be approximately $150,000, including general and administrative expenses. As of June 30, 2013, we had a working capital of $994,636. Our capital resources are insufficient to fund our planned operations for the next 12 month period, as we estimate that we require an additional $505,364 in funds to implement our business plan for the next twelve months. If we are unable to generate sufficient profit to cover the shortfall, we may have to raise additional funds for the continued development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment. We believe that our expenses will increase in the long-term as we anticipate our business will grow. We are unable to quantify those increases due to uncertainty with future expenses, such as increased costs associated with our growth and the cost of complying with governmental regulations.

We will incur significant legal and accounting costs necessary to maintain a public corporation.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, the Securities and Exchange Act of 1934, and the rules and regulations adopted by the Securities and Exchange Commission and the Public Corporation Accounting Oversight Board. We anticipate that we will spend approximately $300,000 each year to comply with these rules. Further, compliance with various regulatory reporting requires significant commitments of time from our management and our directors, which reduces the time available for the performance of their other responsibilities. Our failure to track and comply with the various rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, lead to additional regulatory enforcement actions, and could adversely affect the value of our common stock.

We cannot offer any assurance as to our future financial results. You may lose your entire investment.

Although our business has grown more than 50% per quarter over the past year, there is no assurance that this growth rate and these financial results will continue. We are attempting to achieve profitability. Even if we generate future revenues sufficient to expand operations, increased infrastructure costs and cost of goods sold and marketing expenses could impair or prevent us from generating profitable returns.  We recognize that if we are unable to generate significant revenues from our business development, we will not be able to earn profits or potentially continue operations. There is limited history upon which to base any assumption as to the likelihood that we will continue to be successful, and we may not be able to generate significant revenues or ever achieve higher levels of profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our sales and profitability may decline as a result of increasing product costs and decreasing selling prices.

Our business is subject to pressure on pricing and costs caused by many factors, including intense competition, potential constrained sourcing capacity, pressure from consumers to reduce the prices we charge for our products and changes in consumer demand. These factors may cause us to experience increased costs, reduce our sales prices to consumers or experience reduced sales in response to increased prices, any of which could have a material adverse effect on our financial conditions, operating results and cash flows.

The use of electronic cigarettes may pose health risks as great as, or greater than, regular tobacco products.

According to the FDA, electronic cigarettes may contain ingredients that are known to be toxic to humans and may contain other ingredients that may not be safe. Additionally, electronic cigarettes may be attractive to young people and may lead them to try other tobacco products, including conventional cigarettes that are known to cause disease. Because clinical studies about the safety and efficacy of electronic cigarettes have not been submitted to the FDA, consumers currently have no way of knowing whether electronic cigarettes are safe before their intended use; what types or concentrations of potentially harmful chemicals are found in these products; or how much nicotine is being inhaled. In February 2012, it was reported in Florida that an electronic cigarette exploded in a smoker’s mouth causing serious injury. Although there does not appear to be similar incidences elsewhere nor are there specific details concerning the Florida incident, there is a risk that an electronic cigarette can cause bodily injury and the publicity from such instances of injury could dramatically slow the growth of the market for electronic cigarettes.

Electronic cigarettes may become subject to regulation by the FDA.

The FDA did not appeal the decision of the U.S. Court of Appeals for the D.C. Circuit in Sottera, Inc. v. Food & Drug Administration (2010) which held that e-cigarettes and other nicotine-containing products are not drugs or devices unless they are marketed for therapeutic purposes.  The Court held further that electronic cigarettes and other nicotine-containing products can be regulated as “tobacco products” under the Food, Drug and Cosmetic Act. Consequently, the FDA may choose to develop regulations governing the manufacture, marketing and sale of e-cigarettes.

Potential FDA regulations, or significant costs to comply with potential FDA regulations could have a materially adverse effect on our company’s operations and profitability.

The success of our business depends on the continued use and growth of the internet as a commerce platform.

The existence and growth of our service depends on the continued acceptance of the internet as a commerce platform for individuals and enterprises. The internet could possibly lose its viability as a tool to pay for online services by the adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service.  The acceptance and performance of the internet has been harmed by viruses, worms, and spy-ware.  If for some reason the internet was no longer widely accepted as a tool to pay for online services, the demand for our service would be significantly reduced, which would harm or cause our business to fail.

We will rely on a third-party for hosting and maintenance of our website.  Any mismanagement or service interruptions could significantly harm our business.

Our website is hosted and maintained by a third party hosting service. Any mismanagement, service interruptions, or damage to the data of our company or our customers, could result in the loss of customers, or other harm to our business.

New Product Faces Intense Media Attention and Public Pressure.

Our product is new to the marketplace and since its introduction certain members of the media, politicians, government regulators and advocate groups, including independent doctors have called for an outright ban of all electronic cigarettes, pending regulatory review and a demonstration of safety. A ban of this type would likely have the effect of terminating our United States’ sales and marketing efforts of certain products which we may currently market or have plans to market in the future. Such a ban would also likely cause public confusion as to which products are the subject of the ban and which are not and would have a material adverse effect on our business, financial condition and performance.

The market for our products is uncertain and is still evolving.

Electronic cigarettes, having recently been introduced to market, are at an early stage of development and are evolving rapidly and are characterized by an increasing number of market entrants. Our future revenues and any future profits are substantially dependent upon the widespread acceptance and use of electronic cigarettes. Rapid growth in the use of, and interest in, electronic cigarettes is a recent phenomenon, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty.

We market a single class of products, which may be subject to certain government regulations, whose approval we may or may not be able to achieve.

Electronic cigarettes are new to the marketplace and may be subject to regulation as a drug, a medical device, a drug and medical device and or as a tobacco product. Most electronic cigarettes are sold as a means of delivering nicotine to the body. The FDA is the regulatory agency which oversees drugs, medical devices and tobacco; however at present it is unclear which, if any regulatory process is required to market, and sell electronic cigarettes. To date the FDA has not established a definitive policy regulating “electronic cigarettes” but is reviewing cases on a case by case basis. We intend to use reasonable efforts to file for the appropriate approvals to allow us to sell our product in the United States, however we have no indication that at present we will be able to afford to pursue regulatory approval and that if we are able to pursue said approval we have no assurances that the outcome of said approval process will result in our products being approved by the FDA. Moreover, if the FDA establishes a regulatory process that we are unable or unwilling to comply with our business, results of operations, financial condition and prospects would be adversely affected.

The anticipated costs of complying with future FDA regulations will be dependent on the rules issued by the FDA.  Since our products are manufactured by third parties, we anticipate that they will bear the initial investment of approval and will pass those costs to us through price increases. If we need seek FDA approval, then based on several factors including either pre-market approval or 510K application, we estimate an application could take between 6 to 24 months with a cost of $100,000 to $2 million. If the device is deemed a drug and a device, we anticipate that the time and costs to comply with FDA regulations would be prohibitive to the future operations of our company and may have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products. (See section “Government Regulation.”)

Our products contain nicotine which is considered to be a highly addictive substance.

Certain of our products contain nicotine, a chemical found in cigarettes and other tobacco products which is considered to be highly addictive. The Family Smoking Prevention and Tobacco Control Act, empowers the FDA to regulate the amount of nicotine found in tobacco products, but may not require the reduction of nicotine yields of a tobacco product to zero. Any FDA regulation may require us to reformulate, recall and or discontinue certain of the products we may sell from time to time, which may have a material adverse effect on our ability to market our products and have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

We may not successfully commercialize our electronic cigarettes.

We began marketing our electronic cigarettes in March 2010 and have generated approximately $1,504,019 in revenues during the years ended December 31, 2012 and 2011 through our efforts. We derive revenues thorough: distributor sales, selling to wholesalers, direct to retail distribution and through direct sales to customers over the Internet. Our success depends on our ability to continue to serve our existing customers and by attracting new customers. Moreover, our ability to expand and commercialize our products outside of the United States is critical to our business success. Our inability to continue to generate revenues through our sales channels both in the United States and abroad would have a material adverse effect on our business, prospects, financial condition and results of operations.

Our business may be affected if we are taxed like other tobacco products or if we are required to collect and remit sales tax on certain of our internet sales.

Presently our products are not taxed like cigarettes or other tobacco products, all of which have faced significant increases in the amount of taxes collected on the sale of their products. Should state and federal governments and or taxing authorities impose taxes similar to those levied against cigarettes and tobacco products on our products, it may have a material adverse effect on the demand for our products. Moreover we may be unable to establish the systems and processes needed to track and submit the taxes we collect through internet sales, which would limit our ability to market our products through our websites which would have a material adverse effect on our revenues, operation and financial condition.

States such as New York, Hawaii, Rhode Island, Georgia and North Carolina have begun collecting taxes on Internet sales where companies have used independent contractors in those states to solicit sales from residents of those states. The requirement to collect, track and remit taxes based on independent affiliate sales may require us to increase our prices, which may affect demand for our products or conversely reduce our net profit margin; either of which would have a material adverse effect on our revenues, financial condition and operating results.

Our success is dependent upon our marketing efforts.

We have limited marketing experience in marketing electronic cigarettes and limited financial, personnel and other resources to undertake extensive marketing activities. If we are unable to generate significant market awareness for our products and our brands our operations may not generate sufficient revenues for us to execute our business plan, generate revenues and achieve profitable operations.

We rely, in part, on the efforts of our independent sales distributors and outside broker/dealer network to augment our internal sales efforts and distribute our product to wholesalers and or retailers to generate revenues. No single distributor currently accounts for a material percentage of our revenues and we believe that should any of these relationships terminate we would be able to find suitable replacements, however any change in distributors or our ability to timely replace any given distributor would have a material adverse effect on our business, prospects, financial condition and results of operations.

Existing or pending patents could prevent us from operating our business in its present form.

Ruyan, a Chinese company, has made certain public claims as to their ownership of a Chinese patent relating to an “Atomizing Electronic Cigarette.” We currently purchase our products from Chinese manufacturers other than Ruyan. Should Ruyan’s patent be valid and enforceable and cover the devices we purchase from our suppliers, we may be forced to pay more for our products or we may be cutoff from our supply. Although our current suppliers have validated that our products do not infringe on Ruyan’s patents, we may nevertheless face a potential action by Ruyan, which we may be forced to defend and which we may ultimately lose. Should any of these events occur, they are likely to have a material adverse effect on our ability to operate our business as a going concern.

R. J. Reynolds one of the largest tobacco companies in the world has filed a patent application for a “Tobacco-Containing Smoking Article.” If R.J. Reynolds patent is awarded and our products are found to be infringing on their patent, our business, prospects, financial condition and results of operations could be materially and adversely affected.

Neither Ruyan or R.J. Reynolds has contacted us regarding any possible infringement of their intellectual property rights nor has any party commenced or threatened to commence any legal action against us. If we are required to participate in litigation we may not have the resources to fund the required litigation costs, which may adversely affect our business prospects, financial condition and results of operations.

In the event that either Ruyan or R. J. Reynolds’ patents are enforceable against us, we may be required to obtain a license to the covered intellectual property or substantially modify or redesign our existing product line in order to continue operations. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all.

We depend on third party suppliers and manufacturers for our electronic cigarette products.

We do not own or control our supply chain our suppliers or our suppliers’ suppliers, therefore we are unable to control or ensure our supply of products or the consistency of those products. We depend on third-party suppliers and manufacturers for our electronic cigarette products, which includes, but is not limited to, our electrical components, technology, flavorings and essences. Our customers associate certain characteristics of our products including the weight, feel, draw, flavor, packaging and other unique attributes of our products to the brands we market, distribute and sell. Any interruption in supply and or consistency of our products may harm our relationships and goodwill with customers, and have a materially adverse effect on our cash flow and our operations.

Although we believe that several alternative and redundant sources for our products are available, any failure to obtain the components, chemicals constituents and manufacturing services necessary for the production of our products would have a material adverse effect on our business and prevent us from timely execution of our business plan and may result in additional expenditures of time and money in seeking viable new sources of supply and manufacturer alternatives.

Moreover our inability to replicate those certain characteristics of our products, which our customers associate and enjoy, which are unique to our brands, may cause a loss of customer loyalty, patronage and goodwill and which may have a material adverse effect on our business.

We use Chinese manufacturers for the production of our products.

Our suppliers and product manufacturers are based in China.  Should Chinese factories continue to draw public criticism for exporting unsafe products, whether those products relate to us or not, we may be adversely and materially affected by the stigma associated with Chinese production, which would affect our business operation, our revenues and our financial projections and prospects.

Moreover, products manufactured by our Chinese suppliers that are not considered safe and or those products that do not comply with U.S. safety and health standards may cause significant harm and or death to persons who use the product and subject us to liability and potential legal claims and cause injury to our reputation, goodwill and operating results.

Product Exchanges, Returns, Warranty Claims, Defect and Recalls May Adversely Affect Our Business.

Any and all products are subject to customer service claims, malfunctions and defects, which may subject us to requests for product exchanges, returns, warranty claims and recalls. If we are unable to maintain a certain degree of quality control of our products we will incur costs of replacing and or recalling our products and servicing our customers. Any product returns, exchanges, and or recalls we may make will have a material adverse effect on our business, our operations and our profitability and will likely result in the loss of customers and goodwill.

Moreover products that do not meet our quality control standards and or those products that do not comply with U.S. safety and health standards or that may be defective may reduce the effectiveness, enjoyment and or cause harm to property, person and or death to persons who use the product. Any such instance will likely result in claims against us and potentially subject us to liability and legal claims which may cause injury to our reputation, goodwill and operating results.

We may be unable to promote and maintain our brands.

We believe that establishing and maintaining the brand identities of our products is a critical aspect of attracting and expanding a large client base. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality products. If our customers and end users do not perceive our products to be of high quality, or if we introduce new products or enter into new business ventures that are not favorably received by our customers and end users, we will risk diluting our brand identities and decreasing their attractiveness to existing and potential customers.

Moreover, in order to attract and retain customers and to promote and maintain our brand equity in response to competitive pressures, we may have to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among our customers. If we incur significant expenses in an attempt to promote and maintain our brands, our profitability will likely be impaired.

We depend on the efforts of our management. Our management team lacks experience in managing a public company and the obligations incident to being a public company will place significant demands on our management.

Other than Mr. Willis, our officers lack experience in operating a public company. Our success is substantially dependent on the performance of our executive officers. In particular, our success depends substantially on the continued efforts of our executive officers and our Board of Directors.

Currently, we do not have key person life insurance on our executive officers or board members and may be unable to obtain such insurance in the near future due to high cost or other reasons. The loss of the services of any of our executive officers/key employees could have a material adverse effect on our business, if we are unable to find suitable replacements.

We may encounter difficulties in managing our growth, which would adversely affect our results of operations.

If we are successful in growing our business, we will need to significantly expand our operations, which could put significant strain on our management and our operational and financial resources. To manage future growth, we will need to hire, train, and manage additional employees. Concurrent with expanding our operational and marketing capabilities, we will also need to increase our product development activities. We may not be able to support, financially or otherwise, future growth, or hire, train, motivate, and manage the required personnel. Our failure to manage growth effectively could limit our ability to achieve our goals.

Our success in managing our growth will depend in part on the ability of our executive officers to continue to implement and improve our operational, management, information and financial control systems and to expand, train and manage our employee base, and particularly to attract, expand, train, manage and retain a sales force to market our products on acceptable terms. Our inability to manage growth effectively could cause our operating costs to grow at a faster pace than we currently anticipate, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

We face a risk of product liability claims and may not be able to obtain adequate insurance.

Our business exposes us to potential liability risks that may arise from the clinical testing, manufacture, and sale of our products. Substantial damage awards have been issued in certain jurisdictions against pharmaceutical and tobacco companies based on claims for injuries allegedly caused by the use of pharmaceutical and tobacco products. Liability claims may be expensive to defend and result in large judgments against us.  We currently carry liability insurance, however there is no assurance that it will continue to be available to us at an affordable price if at all. Our insurance may not reimburse us, or the coverage may not be sufficient to cover claims made against us. We cannot predict any or all of the possible harms or side effects that may result from the use of our current products or any future products and, therefore, the amount of insurance coverage we currently hold may not be adequate to cover all liabilities we might incur. If we are sued for any injury allegedly caused by our products, our liability could exceed our ability to pay the liability. Whether or not we are ultimately successful in any adverse litigation, such litigation could consume substantial amounts of our financial and managerial resources, all of which could have a material adverse effect on our business, financial condition, results of operations, prospects and stock price.

We face substantial and increasing competition.

We face intense competition from direct and indirect competitors, including “big pharma”, “big tobacco”, and other known and established or yet to be formed electronic cigarette companies, each of whom pose a competitive threat to our current business and future prospects. We expect competition to intensify in the future. Certain of these companies are either currently competing with us or are focusing significant resources on providing products that will compete with our electronic cigarette product offerings in the future.

Our principal competitors can be classified into three main categories: 1) pharmaceutical companies; 2) tobacco companies; and 3) other electronic cigarette companies.

Pharmaceutical companies market smoking cessation aids and alternative nicotine delivery products such as Glaxo SmithKline that market Nicorette® stop smoking chewing gum Nicoderm® the stop smoking patch and Zyban® a sustained release tablet, Pfizer that markets Chantix® and Nicotrol® the nicotine inhaler.

Tobacco companies, including Phillip Morris, R.J. Reynolds, and Lorillard, currently offer traditional tobacco products and may introduce new tobacco based cigarettes and smoking devices (eg. the “tobacco containing smoking article” covered by patent # 20080092912 as filed by R.J. Reynolds, one of the world’s largest tobacco companies.) We also face competition from smaller tobacco companies that are much larger, better funded, and more established than us.

Electronic cigarette companies, that currently market competing products, include but are not limited to, Njoy, Blu, Vapor Corps, V2 Cigs and others. There can be no assurance that we will be able to compete successfully against any of the aforementioned competitors, who may have greater resources, capital, experience, market penetration, sales and distribution channels than us. We have no assurances that we will be able to compete with these competitors and that we will be successful in operating our business and increasing profitability. Our inability to successfully compete against these or any of our competitors will have a material adverse effect our business, results of operations and financial condition.

Litigation and government regulation will dictate who will be our direct competitors and how we can market our products, if at all.

The manner in which we are able to sell, market and distribute our products will likely be a result of new and existing U.S. FDA regulations, and how those regulations affect us will likely be determined by a judgment from the Federal district court for the District of Columbia and or other appellate courts.

If a court of competent jurisdiction and or the FDA determines that our product is a smoking cessation device or a nicotine replacement product and assuming we gain regulatory approval and or otherwise are able and required to market our products as drug products, we will face intense competition from large pharmaceutical companies with far greater resources, capital, experience, market penetration, sales and distribution channels than us. We have no assurances that we will be able to compete with these competitors and that we will be successful in operating our business and increasing profitability.

Restrictions on the use of our products may reduce the attractiveness and demand for our electronic cigarettes

Since our product emits no smoke and no smell, it can be used in places where the use of traditional tobacco products, exclusive of smokeless tobacco is prohibited. Should city, state or federal regulators, municipalities, local governments and private industry likewise restrict the use of our electronic cigarette products from use in those same places where the use of tobacco products is prohibited, our customers may reduce or otherwise cease using our products entirely, which would have a material adverse effect on our business, financial condition and performance.

Liability for improper marketing, medical claims and labeling

As a distributor and marketer of a product that the FDA may assert is a smoking cessation device and or a tobacco product, the Company faces potential fines, sanctions, administrative actions, penalties, and other liability for: improper labeling, making improper claims, referencing or publishing to its websites, marketing materials, advertisements, testimonials or representations that certain of our products have the ability or potential to treat, cure or otherwise improve a medical condition, and or provide a healthier alternative to other more traditional tobacco products.

Moreover, if the FDA asserts we are a tobacco product, we may be required to follow federal and state tobacco labeling laws, and could face potential fines, sanctions, administrative actions, penalties and other liability either civil and or criminal for any violations thereof.

Any violation of law with respect to the company’s marketing materials, and or labeling could expose our company to liability including but not limited to fines, sanctions, administrative actions, penalties, civil actions and or criminal prosecution. And although our company maintains general liability insurance, our company’s insurance may not cover potential claims of this type or may not be adequate to indemnify our company for all liability that may be imposed. In addition any imposition of liability that is not covered by insurance, is in excess of insurance coverage could have a material adverse effect on our company’s business, results of operations and financial condition.

Internet Security Poses a Risk To Our E-Commerce Sales.

At present, we generate significant revenues through the sale of our products through our websites. We manage our websites and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, prospects, financial condition and results of operations. We rely on encryption and authentication technology licensed from other companies to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. For example the storage and loss of credit card numbers that may reside on our servers and be used directly by us or by our service suppliers (ex. merchant account processors). Our security measures may not prevent security breaches. Our failure to prevent these security breaches may result in consumer distrust and may result in a loss of sales and resultantly a loss of revenues.

Credit card payment processors and merchant account pose a risk.

We accept credit cards as a means of payment for the sale of our products. If we are unable to find suitable providers or an alternative method of payment for our customers, our cash-flow will be constrained and our sales may be effected which may have a material adverse effect on our performance, financial condition and results of operations.

Our earnings could be adversely affected by currency exchange rates and currency devaluations.

The bulk of our revenues are currently generated in U.S. dollars, however our manufacturers and suppliers are located in China. Fluctuations in exchange rates between our respective currencies could result in higher production and supply costs to us which would have an adverse effect on our profit margins and our business operation if we are not willing or able to pass those costs on to our customers or effectively hedge our currency exposure.

Moreover, if we attempt to hedge our risk in the currency markets and are unsuccessful and or if our competitors are more successful arbitraging the currency risk we may find ourselves at a competitive disadvantage to other market participants which would have a material adverse effect on our business operations.

A ruling in a federal district court and any subsequent appeals, will dictate what regulations we are required to follow, if any in marketing certain of our products.

The FDA has filed an appeal and an administrative stay has been granted in a ruling adverse to the FDA by the U.S District Court for the District of Columbia titled Smoking Everywhere, Inc. v. U.S. Food and Drug Administration et. al. case # 1:2009cv00771; in which the judge ruled that the United States Food and Drug Administration does not have the authority to seize electronic cigarettes because these products do not qualify as devices subject to the agency’s regulation. The appellate courts findings may serve in defining which regulatory processes and regime that electronic cigarette companies will be required to follow in order to bring these products to market. The courts’ ruling will likely have a significant and material impact on our business model.

The Family Smoking Prevention and Tobacco Control Act grants the FDA authority to regulate tobacco products and how they are marketed and sold.

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “Act”) was signed into law. The effect of this legislation on our business is presently unknown and may place limits on our ability to market and or distribute our products and maintain or bring new products to market. The legislation may impose costly and resource intensive processes to gain regulatory approval and there is no certainty that we will have the capital, resources necessary to comply with the regulation or that we would be ultimately successful in receiving the necessary approvals to continue marketing our product in the United States.

Specifically, the Act grants the FDA the authority to regulate tobacco products including, but not limited to how they are marketed, the level of nicotine and the method for introducing new tobacco products to market. The legislation eliminates all flavoring other than menthol, yet under the legislation the FDA is not empowered to ban certain tobacco products or require that the nicotine in tobacco products be reduced to zero. While the legislation does not mention electronic cigarettes, it does suggest that nicotine and natural tobacco flavoring are tobacco products under the law and, as such, electronic cigarettes may be covered under this Act.

In the event a court of competent jurisdiction or the FDA declares certain of our products, namely electronic cigarettes, to be tobacco products, we would thereafter be required to comply with the Act and the rules promulgated thereunder, in addition to any existing and future tobacco laws and taxing regimes. The imposition of a tobacco tax on our products would make our products more expensive and less competitive with products that carry no tax or a lesser tax. Imposing a tax on our products would make our product more expensive to consumers and could have an adverse effect on the demand for our product and, consequently, our revenues.

If our product is recognized as a tobacco product, we would become subject to current and future tobacco labeling laws and laws restricting the sale of our product to persons under 18 years old. While we currently do not market our products to minors, unintentional violations may subject us to fines and penalties.

Until the FDA establishes the regulatory processes and regime, as provided for by the Act, we do not know how and to what degree we will be regulated. Moreover, if the FDA establishes a regulatory process that we are unable or unwilling to comply with our business, results of operations, financial condition and prospects would be adversely and materially affected. See section “Government Regulation.”

The FDA regulates how products are marketed and used.

The FDA regulates claims to diagnose, mitigate, prevent, treat or cure a disease. And the FDA in Smoking Everywhere v. FDA contends that the Intended Use of electronic cigarettes is sufficient for the FDA to assert jurisdiction. If claims made at large by our competitors and third parties, arise to the level to subject us to FDA regulation we may determine it is necessary to change our business model and product to differentiate our product(s) and brand(s) so as not to be confused with those companies who improperly market their products. If we are found to have improperly sold or marketed our products in violation of FDA rules, laws or policies, we may be subject to disciplinary, regulatory or administrative actions, fines and or sanctions which may have a material adverse effect on our operations, financial results and business prospects.

The FDA regulates drugs and medical devices and if our products are considered either or both we may be subject to regulation and may in fact have violated federal law in our previous sales and marketing efforts.

We are engaged in marketing and selling efforts of electronic cigarettes. We may have unknowingly and without intent failed to comply with certain regulations relating to our product and the means by which we market and sell our products. Our efforts may have been in violation of existing laws which may subject us to enforcement actions, sanctions, fines, administrative action or other penalties, all which would have a material adverse effect on our financial condition, performance and results of operations.

If we have improperly marketed and distributed certain of our products in violation of FDA Regulations we may be subject to disciplinary, actions, administrative actions, sanctions and fines.

We may be subject to disciplinary, administrative and or regulatory actions if the FDA and or a court of proper jurisdiction determines that our products or the means by which we marketed and sold our products was affected without the proper regulatory approvals. Any such disciplinary, regulatory or administrative actions, fines and or sanctions which may have a material adverse effect on our operations, financial results and business prospects.

The FDA may limit our ability to import certain of our products.

As a result of FDA import alert 66-41, US Customs has from time to time detained products sent to some of our other competitors. If the FDA and or customs modifies the import alert from its current form which allows US Customs discretion to release products, it may have a materially adverse effect on our ability to generate revenues, as domestic sales currently account for a significant portion of our revenue.

Changes in governmental regulation may affect the countries in which we sell our products.

Foreign jurisdictions have varying policies and laws with respect to the use of electronic cigarettes that vaporize nicotine. Countries such as the United Kingdom do not restrict its use, while other countries, such as Thailand, have instituted a total ban. If countries such as the United Kingdom reverse their stance or should other countries who have a neutral stance move towards prohibition, it will have a direct impact on our ability to market our products and will have a material adverse effect on our business.

Actions by the FDA adverse to our company and our products may restrict our ability to do business domestically and internationally.

The FDA is the largest and most pervasive health regulator in the world. Should we be unable to comply with FDA regulations or should the FDA refuse registration of our products and or should the FDA ban or prohibit the sale and or marketing of our products, other regulators from different countries may assume the same position with respect to our product, causing us substantial harm and raise questions with respect to our ability to continue to operate our business in its current form or at all.

If our third-party suppliers or contract manufacturers do not maintain appropriatestandards of manufacturing in accordance with GMP and other manufacturing regulations, our development and commercialization activities could suffer significant interruptions or delays.

We rely, and intend to continue to rely, on third-party suppliers and contract manufacturers to provide us with our products. These suppliers and manufacturers must continuously adhere to GMP as well as any applicable corresponding manufacturing regulations outside of the U.S. In complying with these regulations, we and our third-party suppliers and contract manufacturers must expend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that our products meet applicable specifications and other regulatory requirements. Failure to comply with these requirements could result in an enforcement action against us, including warning letters, the seizure of products, suspension or withdrawal of approvals, shutting down of production and criminal prosecution. Any of these third-party suppliers or contract manufacturers will also be subject to audits by the FDA and other regulatory agencies. If any of our third-party suppliers or contract manufacturers fail to comply with GMP or other applicable manufacturing regulations, our ability to develop and commercialize our products could suffer significant interruptions and delays.

We have related party loans.

We have financed a portion of our operations from capital which has been raised from advances from related parties. Such loans and advances from related parties total $1,033,166 as of June 30, 2013 and $448,166 as of August 9, 2013. These loans have a maturity date of January 31, 2014. If we do not have adequate resources to pay back these loans and advances when demanded, we may have to obtain alternative financings or default on these loans.

Risks Related to our Common Stock

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently no market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. In addition, stock prices for development stage companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations may adversely affect the trading price of our common shares.

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

Our board of drectors is authorized to issue additional shares of our stock which would dilute existing shareholders.

We are currently authorized to authorize up to 100,000,000 shares of common stock, of which 53,344,000 shares are currently issued and outstanding. Additional shares of our common stock may be issued by our board of directors for such consideration as they may consider sufficient without seeking stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders.

Your percentage ownership of our common shares may be diluted by future share issuances

To the extent we issue new shares to fund acquisitions, to raise additional capital, to compensate employees and other persons your percentage ownership of our shares will be diluted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the three month period ended June 30, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description

3.0	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
4.	Instruments defining the rights of security holders, including indentures
4.1	Form of Convertible Note (incorporated by reference from our Current report on Form 8-K filed on February 6, 2013)
10	Material Contracts
10.1	Commitment letter with Victory Electronic Cigarettes LLC dated January 31, 2013 (incorporated by reference from our Current Report on Form 8-K filed on February 6, 2013)
10.2	Form of Warrant Certificate (incorporated by reference from our Current Report on Form 8-K filed on February 6, 2013)
10.3	Share Exchange Agreement dated April 2, 2013 among our company, VEC and the shareholders of VEC (incorporated by reference from our Current Report on Form 8-K filed on April 5, 2013)
10.4	$200,000 Debenture dated January 31, 2013 issued by Victory Electronic Cigarettes LLC in favor of our company
10.5	Security Agreement dated March 25, 2013 but effective as of January 31, 2013 between Victory Electronic Cigarettes Inc. as debtor and our company as secured party
10.6	Return To Treasury Agreement dated June 18, 2013 between our company and Stephen Brady (incorporated by reference from our Current report on Form 8-K filed on June 28, 2013)
10.7	Employment Agreement dated June 25, 2013 between Brent Willis and our company (incorporated by reference from our Current report on Form 8-K filed on June 28, 2013)
10.8	Employment Agreement dated June 25, 2013 between Marc Hardgrove and our company (incorporated by reference from our Current report on Form 8-K filed on June 28, 2013)
10.9	Non-Brokered Private Placement Agreement dated May 1, 2013 between our company and Wolverton Securities Ltd. (incorporated by reference from our Current report on Form 8-K filed on June 28, 2013)
10.10	General Financial Advisory Agreement dated June 21, 2013 between our company and Wolverton Securities Ltd. (incorporated by reference from our Current report on Form 8-K filed on June 28, 2013)
Certificates
31.1	Certificate of the Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Written Statement of Brent Willis, Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Written Statement of Robert Hartford, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Victory Electronic Cigarettes Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY ELECTRONIC CIGARETTES CORP.

Date: August 14, 2013	By:	/s/ Robert Hartford
Robert Hartford Chief Financial Officer (duly authorized signatory, principal financial officer of the Company)