Form 10-Q/A
period 2013-06-30
Victory Electronic Cigarettes Corp
filed 2013-11-12
CIK 1398702

UNITED STATES
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

Explanatory Note

As used in this report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Victory Electronic Cigarettes Corporation, formally known as Teckmine Industries, Inc.

We are filing this Amendment No. 1 to Quarterly Report on Form 10‐Q/A (this “Amendment”) to restate and amend our previously issued unaudited condensed consolidated financial statements and related financial information for the three and six months ended June 30, 2013 and 2012 previously included in its Quarterly Report on Form 10‐Q for the quarterly period ended June 30, 2013 (the “Original Form 10‐Q”), which was filed with the Securities and Exchange Commission on August 14, 2013 (the “Original Filing Date”). This Amendment amends and restates the Company’s unaudited condensed consolidated financial statements and related disclosures in “Part I – Item 1. Financial Statements” for the fiscal quarters ended June 30, 2013 and 2012, as well as related disclosures in “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I – Item 4. Controls and Procedures,” “Part II – Item 1A. Risk Factors” and “Part II – Item 6. Exhibits.”

Background to the Restatements

On November 6, 2013, our Board of Directors concluded, in consultation with management and after discussion with our independent registered public accounting firm (Accell Audit & Compliance P.A.), that, due to the omission in the financial statements of a convertible debenture totaling $200,000, which was assumed by us in connection with the reverse merger with Techmine Industries, Inc. on June 25, 2013, the unaudited condensed consolidated financial statements for the fiscal quarter ended June 30, 2013 should no longer be relied upon.

Effects of Restatement

The effect of the restatement is an increase to our current liabilities in the amount of $200,000 and a decrease in additional paid in capital for the same amount. The Company has amended and restated in its entirety each Item of the Original Form 10‐Q that required a change to reflect this restatement and to include certain additional information, namely: “Part I – Item 1. Financial Statements,” “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I – Item 4. Controls and Procedures,” “Part II – Item 1A. Risk Factors” and “Part II – Item 6. Exhibits.”

Pursuant to Rule 12b‐15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment contains only the items and exhibits to the Original Form 10‐Q that are being amended and restated, and unaffected items and exhibits are not included herein. Except as stated above, the financial statements and other disclosures in the Original Form 10‐Q are unchanged. In particular, this Amendment has not been updated to reflect any events that have occurred after the Original Form 10‐Q was filed or to modify or update disclosures affected by other subsequent events. Accordingly, forward‐looking statements included in this Amendment represent management’s views as of the Original Filing Date and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Original Form 10‐Q and the Company’s filings with the Securities and Exchange Commission made subsequent to the Original Filing Date, together with any amendments to those filings. “Part II – Item 6. Exhibits” of this Amendment has been amended to include currently dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes‐Oxley Act of 2002.

PART I — Financial Information

ITEM 1. FINANCIAL STATEMENTS.

VICTORY ELECTRONIC CIGARETTES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash	$2,225,671	$17,438
Accounts receivable, net	62,195	157,295
Inventory	335,010	287,373
Prepaid inventory	119,171	141,995
Other prepaid expenses	41,680	8,676
Deposit	-	-
Employee advances	7,000	-
Total current assets	2,790,727	612,777

Furniture and equipment, net	7,537	-

Total assets	$2,798,264	$612,777

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$299,296	$37,853
Deferred revenue	-	17,699
Revolving credit line	-	20,641
Deferred compensation	463,629	350,003
Due to related party	1,033,166	703,870
Convertible related party promissory notes	200,000	-
Total current liabilities	1,996,091	1,130,066

Total liabilities	1,996,091	1,130,066

Commitments and contingencies

Stockholders' equity (deficit)
Common stock, $.001 par value; 53,344,000
and 32,500,000 shares issued and authorized
at June 30, 2013 and December 31, 2012, respectively	53,344	32,500
Additional paid-in capital	2,029,167	36,811
Accumulated deficit	(1,280,338)	(586,600)
Total stockholders' equtiy (deficit)	802,173	(517,289)

Total liabilities and stockholders' equity	$2,798,264	$612,777

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

As part of the Reverse Merger, the Company assumed four convertible notes payable to related parties with a face amount of $50,000 each and bearing interest at 12% per annum. Each note is convertible at a rate of $0.25 per share and, if not converted, matures on January 31, 2014.

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

Liquidity and Capital Resources

As of June 30, 2013, we had cash of $2,225,671 and working capital of $794,636 as compared to cash of $17,438 and working capital deficit of $517,289 as at December 31, 2012.  We estimate our operating expenses for the next 12 months will be $1,500,000 consisting primarily of headcount and infrastructure costs, sales and marketing expenditures, research and development, and general and administrative costs. We are in the early stages of our business. We are required to fund growth from the generation of financing activities, and we intend to rely on a combination of equity and debt financings.  Due to market conditions and the early stage of our operations, there is considerable risk in our company being able to acquire debit and equity financings and on terms that are not overly dilutive to our existing shareholders.  We can offer no assurance that we will be able to raise additional capital.

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

Subsequent to that evaluation, in connection with the restatement discussed under the heading “Explanatory Note”, Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013, and our Chief Executive Officer and Chief Financial Officer, concluded that, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2013.

In connection with the restatement to the condensed consolidated financial statements included in Item 1 of this report, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified was that management failed to design and maintain a process to evaluate the liabilities of our company. As a result, management has restated its unaudited condensed consolidated financial statements for the fiscal quarters ended June 30, 2013.

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

Our current operations are not profitable. To achieve our objectives established in our business plan, investment capital is required to purchase inventory and invest in infrastructure to grow our business. We had a net loss of $441,312 for the quarter ended June 30, 2013, and a net loss of $478,170 for the year ended December 31, 2012. We estimate our average monthly expenses over the next 12 months to be approximately $150,000, including general and administrative expenses. As of June 30, 2013, we had a working capital of 794,636. Our capital resources are insufficient to fund our planned operations for the next 12 month period, as we estimate that we require an additional $ 705,364  in funds to implement our business plan for the next twelve months. If we are unable to generate sufficient profit to cover the shortfall, we may have to raise additional funds for the continued development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment. We believe that our expenses will increase in the long-term as we anticipate our business will grow. We are unable to quantify those increases due to uncertainty with future expenses, such as increased costs associated with our growth and the cost of complying with governmental regulations.

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

If our third-party suppliers or contract manufacturers do not maintain appropriate standards of manufacturing in accordance with GMP and other manufacturing regulations, our development and commercialization activities could suffer significant interruptions or delays.

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

We have related party loans.

We have financed a portion of our operations from capital which has been raised from advances from related parties. Such loans and advances from related parties total $1,233,166 as of June 30, 2013. These loans have a maturity date of January 31, 2014. If we do not have adequate resources to pay back these loans and advances when demanded, we may have to obtain alternative financings or default on these loans.

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

Our board of directors is authorized to issue additional shares of our stock which would dilute existing shareholders.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Victory Electronic Cigarettes Corporation has duly caused Amendment No. 1 to  this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY ELECTRONIC CIGARETTES CORP.

Date: November 12, 2013	By:	/s/ Brent Willis
Brent Willis Chief Financial Officer (Principal Executive Officer)

Date: November 12, 2013	By:	/s/ Robert Hartford
Robert Hartford
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)