Form 10-Q
period 2013-09-30
Victory Electronic Cigarettes Corp
filed 2013-11-14
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .
Commission File Number 000-52745

Victory Electronic Cigarettes Corporation
(Exact name of registrant as specified in its charter)

NEVADA	98-0534859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11335 Apple Drive, Nunica, MI 49448
 (Address of principal executive offices) (Zip Code)

616-384-3272
(Company’s telephone number, including area code)

1880 Airport Drive, Ball Ground GA 30107
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

The issuer had 51,744,000 shares of common stock issued and outstanding as of November 12, 2013.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash	590,017	$17,438
Accounts receivable	16,239	157,295
Inventory	281,713	287,373
Prepaid inventory	54,346	141,995
Other prepaid expenses	30,000	8,676
Employee advances	6,750	-
Total current assets	979,065	612,777

Furniture and equipment, net	28,067	-

Total assets	1,007,132	$612,777
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	138,843	$37,853
Deferred revenue	-	17,699
Revolving credit line	-	20,641
Deferred compensation	-	350,003
Due to related party	448,166	703,870
Convertible related party promissary notes	200,000	-
Total current liabilities	787,009	1,130,066

Total liabilities	787,009	1,130,066
Commitments and contingencies

Stockholders' equity (deficit)
Common stock, $.001 par value; 100,000,000 shares authorized; 51,744,000 and 32,500,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	51,744	32,500
Additional paid-in capital	2,244,289	36,811
Accumulated deficit	(2,075,910)	(586,600)
Total stockholders' equtiy (deficit)	220,123	(517,289)
Total liabilities and stockholders' equity (deficit)
	1,007,132	$612,777

Consolidated Income Statements

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Internet sales	$1,409,946	$475,807	$530,333	$231,033
Retail and wholesale revenues	1,048,297	356,803	302,924	89,977
Total revenues	2,458,243	832,610	833,257	321,010

Cost of Goods Sold	1,118,609	278,116	468,290	111,217
Gross profit	1,339,634	554,494	364,967	209,793

Operating expenses
Advertising and promotion	938,795	235,053	351,810	36,933
Personnel costs	852,453	420,781	411,395	167,085
Professional fees	244,078	5,337	70,162	4,087
Selling expenses	227,803	56,191	76,619	2,250
General and administrative	246,555	81,491	114,984	34,126
Merchant account fees	141,981	9,186	34,123	6,826
Research and development	-	78,317	-	-
Total operating costs	2,651,666	886,356	1,059,094	251,307

Loss from operations	(1,312,032)	(331,862)	(694,127)	(41,514)

Other income (expense)
Interest expense	(114,280)	-	(38,447)	-
Net loss	$(1,426,312)	(331,862)	$(732,574)	$(41,514)

Net loss per common share:
Basic	$(0.036)	$(0.010)	$(0.014)	$(0.001)
Diluted	$(0.036)	$(0.010)	$(0.014)	$(0.001)

Weighted average number of shares outstanding
Basic	39,615,067	32,500,000	52,224,000	32,500,000
Diluted	39,615,067	32,500,000	52,224,000	32,500,000

Consolidated Statements of Cash Flows

	September 30,	September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,426,312)	$(331,862)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	1,319	-
Stock based compensation	154,124	-
Non cash Interest expense	9,600
Changes in operating assets:
Accounts receivable	141,056	(56,877)
Inventory	5,660	(110,139)
Prepaid inventory	87,649	-
Other prepaid expenses	(21,325)	-
Employee advances	(6,750)	-
Accounts payable and accrued expenses	100,990	22,500
Deferred revenue	(17,699)	-
Deferred compensation	(350,003)	262,502
Net cash from operating activities	(1,321,691)	(213,876)

Cash flows from investing activities:
Purchases of property and equipment	(29,385)	(530)
Net cash from investing activities	(29,385)	(530)

Cash flows from financing activities:
Proceeds from sale of common stock	2,000,000	-
Advances (repayments) from related party,net	(255,704)	161,807
Proceeds from debenture note payable	200,000	-
Payments on revolving line of credit	(20,641)	-
Net cash from financing activities	1,923,655	161,807

Net change in cash and cash equivalents	572,579	(52,599)

Cash and cash equivalents at beginning of the period	17,438	56,950

Cash and cash equivalents at end of the period	$590,017	4,351

Supplementary Cash Flow Information
Cash paid during the nine months for:
Interest	$16,000	$-

Non-Cash Transactions
Debenture note payable paid at closing of financing net of proceeds	$200,000	$-
Convertible debenture assumed as part of reverse acquisition of Teckmine Industries, Inc.	$200,000	$-
Retirement of shares returned from shareholder	$1,600

NOTE 1  BUSINESS ORGANIZATION

These financial statements represent the consolidated financial statements of Victory Electronic Cigarettes Corporation (“Victory”) formerly known as Teckmine Industries, Inc, and its wholly owned operating subsidiary, Victory Electronic Cigarettes, Inc. (“VEC”). Victory and VEC are collectively referred to herein as the “Company”. VEC was formed as a limited liability company under the laws of the State of Florida on March 2, 2010 and effected a conversion on March 8, 2013 into a corporation under the laws of the State of Nevada. The financial statements of VEC have been restated to reflect this conversion.

On June 25, 2013, pursuant to a share exchange agreement, Victory merged with VEC, a Nevada corporation, in which the existing stockholders of VEC, exchanged all of their issued and outstanding shares of common stock for 32,500,000 shares of common stock of Victory (the “Reverse Merger”). After the consummation of the Reverse Merger, stockholders of VEC own 60.9% of Victory’s outstanding common stock.

As a result of the Reverse Merger, VEC became a wholly owned subsidiary of Victory. For accounting purposes, the Reverse Merger was treated as a reverse acquisition with VEC as the acquirer and Victory as the acquired party. As a result the business and financial information included in this Quarterly Report on Form 10-Q is the business and financial information of VEC. The accumulated deficit of Victory has been included in additional paid-in-capital. Pro-forma information has not been presented as the financial information of Victory was insignificant.

The Company imports and distributes smokeless electronic cigarettes (E-Cigarettes) and their components via the internet and retail outlets. The Company’s primary operations are based near Spring Lake, Michigan.

NOTE 2  SIGNIFICANT ACCOUNT POLICIES

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

Concentration of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of accounts receivable and prepaid inventory. Cash is deposited in various financial institutions. At times, amounts on deposit may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.  At September 30, 2013 and December 31, 2012, no deposits were in excess of the federally insured limits.

Revenue Recognition
Revenue is derived from product sales and is recognized upon shipment to the customer.  Returns are accepted, but are not significant to the Company’s overall operations.  Payments received by the Company in advance are recorded as Deferred Revenue until the merchandise has shipped to the customer.

Cost of Goods Sold
The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying income statement.

Shipping and Handling Costs
Outgoing shipping and handling costs are included in the selling expenses in the accompanying statements of operations.

Advertising and Promotion
The Company recognizes advertising and promotion costs as incurred.  The amount of advertising and promotion expense recognized for the three months ended September 30, 2013 and September 30, 2012  were $351,810 and $36,933, repectively, and for the nine months ended September 30, 2013 and September 30, 2012 was $938,795 and $235,053 respectively.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.  At September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

Accounts Receivable
Accounts receivable, primarily from retail customers or third-party internet brokers, are reported at the amount invoiced.  Payment terms vary by customer and may be subject to an early payment discount. Management reviews accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible.  An overall allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding and specific identification.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  As of September 30, 2013 and December 31, 2012, the Company expects these receivables to be fully collectible and therefore has not estimated an allowance for doubtful accounts for either period.

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

Furniture and Equipment
The Company will record property and equipment at historical cost, less accumulated depreciation. Expenditures for additions and improvements over $1,500 that substantially extend the useful life of property and equipment or increase its operating effectiveness are capitalized. Repair and maintenance costs are expensed as incurred. Long-lived assets are reviewed for impairment whenever events or circumstances warrant such a review, at least annually, pursuant to the provisions Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360 Property, Plant, and Equipment.  The Company will depreciate the cost of property and equipment over the estimated useful lives of the assets, ranging from two to ten years, using the straight-line method. As of September 30, 2013 and December 31, 2012, the Company had $29,386 and accumulated depreciation of $1,319 and $0 and $0, respectively, in furniture and fixtures, which will be depreciated over its estimated life of 5 years. Depreciation of $1,319 and $0 was recorded during the nine months ended September 30, 2013 and 2012.

Employee Stock Based Compensation
The Company accounts for employee stock based compensation in accordance with ASC 718, and Compensation – Stock Compensation ASC  718 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

Non-Employee Stock Based Compensation
The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services or the instruments issued in exchange for such services, whichever is more readily determinable.

Earnings Per Share
The Company has adopted ASC 260-10, Earning Per Share which provides for calculation of basic and diluted earnings per share. Basic earnings per share include no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on our financial statements.

Income Taxes
Prior to the conversion to a corporation, the Company acted as a pass-through entity for tax purposes.  Accordingly, the financial statements do not include a provision for federal income taxes.  The Company’s earnings and losses were included in the previous members’ personal income tax returns and the income tax thereon, if any, was paid by the members.  The Company files income tax returns in the United States and Florida, which are subject to examination by the tax authorities in these jurisdictions, generally for three years after the filing date. Management has evaluated tax positions in accordance with FASB ASC 740, Income Taxes, and has not identified any tax positions, other than those discussed above, that require disclosure.

Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through November 11, 2013; the date the financial statements were available for issue.

NOTE 3  REVOLVING CREDIT LINES

The Company no longer maintains any revolving credit lines and has closed its credit cards. The Company had a balance due on these credit cards of $0 and approximately $21,000 at September 30, 2013 and December 31, 2012, respectively.

NOTE 4  CONVERTIBLE RELATED PARTY PROMISSARY NOTES

On March 25, 2013, Teckmine issued convertible promissory  notes totaling $200,000 payable to four shareholders dated January 31, 2013.These notes carry an interest rate of 12%, are due on January 31, 2014 or convertible to the common stock of the Company at $0.25 per share for a total of 800,000 common shares.

NOTE 5  RELATED PARTY TRANSACTIONS

As of September 30, 2013 and December 31, 2012, members of the Company had loaned amounts totaling $448,166 and $703,870, respectively, including accrued interest of approximately $114,000 and $34,000, respectively, to the Company and are included in Due to Related Party in the accompanying Balance Sheets.  These payables accrue interest at a rate of 12% annually.

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

NOTE 7  STOCKHOLDERS’ EQUITY

On June 25, 2013, Victory sold 10,000,000 shares of the common stock at $.25 per share. Victory raised a total of $2,500,000 as part of this financing $200,000 of which was allocated at the closing for the retirement of a $200,000 debentures note payable. Victory also incurred approximately $300,000 in direct offering costs related to the selling of 10,000,000 common shares. These offering costs were netted against the proceeds received from the issuance. On August 26, 2013, the Company returned 1,600,000 shares of its common stock owned by Mr. Martin to its treasury.

NOTE 8  STOCK BASED COMPENSATION

In May 2013, Victory adopted the 2013 Stock Option Plan the (“Plan”) which is intended to advance the interest of the Company’s shareholders by enhancing the Company’s ability to attract, retain, and motivate persons who make (or are expected to make) important contributions to the Company.  The maximum aggregate number of shares of Victory’s common stock that may be issued under the Plan is 10,000,000 shares.

As of September 30, 2013, Victory granted an aggregate of 9,300,000 stock options to purchase Victory common stock to directors, officers and certain employees and consultants. The options are exercisable at $0.25 per share for a period of 5 years from the date of grant. Options to purchase 1,800,000  shares vested immediately, options to purchase the additional 7,500,000 shares vest 50% at the end of December 31, 2013 and 50% at the end of December 31, 2014. As of September 30, 2013 there was approximately $292,000 of total unrecognized compensation expense related to the options granted. These costs are expected to be recognized over a period of 15 months. The options were valued using the Black-Sholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Change to the assumptions could cause significant adjustment to the valuation. The options were valued on their grant date at $0.068 per option based on the assumptions used.  Total vested options included in compensation expense for the nine months ended September 30, 2013 and 2012 to $154,124 and $0, respectively.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, December 31, 2012	-	-	-
Granted as of September 30, 2013	9,300,000	$0.25	57 months
Outstanding September 30, 2013	9,300,000	$0.25	57 months
Exercisable as of September 30, 2013	2,100,000	$0.25	57 months

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	general economic and business conditions;
●	our reliance on additional financing;
●	we have not achieve profitability;
●	risks associated with our products, including that they may pose a health risk;
●	governmental regulations may impact our business;
●	the market may not accept our products;
●	we rely on a single class of products
●	existing or pending patents may affect our business; and
●	other factors discussed under the section entitled “Risk Factors”,

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

Overview
We were incorporated in the state of Nevada on May 19, 2004. On July 11, 2013, we changed our name to “Victory Electronic Cigarettes Corporation”.

On June 25, 2013, we acquired all of the issued and outstanding shares of Victory Electronic Cigarettes, Inc. (“VEC”) pursuant to a share exchange agreement in which we acquired all of the issued and outstanding shares of common stock of VEC from its shareholders in exchange for 32,500,000 shares of our common stock (the “Reverse Merger”). For accounting purposes, the Reverse Merger was treated as a reverse acquisition with VEC as the acquirer and our company as the acquired party. As a result, the business and financial information included in this report are the business and financial information of VEC.

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

Recent Corporate Developments

Since the commencement of our third quarter ended September 31, 2013 we experienced the following corporate developments:

Private Placement

On November 4, 2013, we entered into private placement subscription agreements with three persons and issued three notes in the aggregate principal amount of $2,475,000.  Immediately upon the issuance of the notes, our company issued an aggregate of 1,649,999 common shares to such persons following which the aggregate principal amount of the notes was reduced to $1,650,000.  Each note bears interest at 6% per annum and matures on January 1, 2014.  Our company may elect to issue an aggregate of 3,300,001 common shares to the holders on or prior to the maturity date in lieu of payment of the outstanding principal, in which case the notes will be immediately cancelled and all accrued interest will be forgiven.  If our company does not repay the notes and does not elect to issue common shares in lieu thereof on or prior to the maturity date, the holders have the right to require our company to issue an aggregate of 3,300,001 common shares to them in lieu of the repayment obligations.

Corporate Office

On August 26, 2013 the address of our corporate office changed to 11335 Apple Drive, Nunica, MI 49448 and our telephone number changed to 616-384-3272 for administration and 616-384-3021 for customer service.

Loan Repayment

On July 29, 2013, we entered into a loan repayment agreement with David Martin, pursuant to which we repaid $250,000 owed to David Martin, which was due on January 31, 2014, in exchange for David Martin agreeing to cancel 1,600,000 shares of our common stock. On August 26, 2013, we returned 1,600,000 shares of our common stock owned by Mr. Martin to our treasury.

Restatement

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

The effect of the restatement is an increase to our current liabilities in the amount of $200,000 and a decrease in additional paid in capital for the same amount. Management has considered the effect of the restatements on our prior conclusions as to the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Management has concluded that a material weakness in internal controls over financial reporting existed as of June 30, 2013 and that our disclosure controls and procedures and internal control over financial reporting for such periods were therefore not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Results of Operations

Nine Months Ended September 30, 2013 Compared With Nine Months Ended September 30, 2012

Sales for the nine months ended September 30, 2013 and 2012 were $2,458,243 and $832,610, respectively, an increase of $1,625,633 or approximately 195%. The increase in sales is primarily attributable to online sales to new and recurring customers and sales to retail and wholesale sources. This quarter we continue to increase our retail and wholesale marketing efforts through independent brokers as well as direct sales. We have experienced an increase in retail on both an independent store and chain level.

Cost of goods sold for the nine months ended September 30, 2013 and 2012 were $1,118,609 and $278,116 respectively, an increase of $840,493 or 302%. The increase is primarily due to an increase in sales as well as a change in product mix to higher distributor and wholesaler sales, which have lower gross margin than our online sales to consumers. Management believes that cost of goods sold and shipping expense as a percent of net sales will maintain or marginally improve with increased scale and efficiency.

Advertising and promotion expenses for the nine months ended September 30, 2013 and 2012 were $938,795 and $235,053, respectively, an increase of $703,742 or 299%. During the nine months ended September 30, 2013, we continued various advertising campaigns to increase both online and point of sale brand awareness. The increase is primarily attributable to increased online marketing, advertising, promotions and samples.

Personnel costs for the nine months ended September 30, 2013 and 2012 were $852,453 and $420,781 respectively, an increase of $431,672 or 103%.  The increase is attributable to the hiring of additional administrative and sales staff.

Professional fees for the nine months ended September 30, 2013 and 2012 were $244,078 and $5,337 respectively.  The increase is primarily due to the additional cost associated with the Reverse Merger on June 25, 2013 as well as ongoing legal and accounting fees.

General and administrative cost for the nine months ended September 30, 2013 and 2012 respectively were $246,555 and $81,491. The increase is primarily due to cost associated with general administrative fees, insurance, telecommunications, printing, supplies and other miscellaneous items.

Merchant account fees for the nine months ended September 30, 2013 and 2012 respectively were $141,981 and $9,186 an increase of $132,795. This increase is primarily due to merchant charges related to the increase in credit card sales.

Research and development cost for the nine months ended September 30, 2013 and 2012 respectively were $0 and $78,317. Research and development activity is expected to increase as we begin to develop new and innovative products.

Interest expense was $114,280 and nil for the nine months ended September 30, 2013 and 2012, respectively. The increase was attributable to the debt owed to related parties.

The net loss for the nine months ended September 30, 2013 and 2012 respectively were $1,426,312 and $331,862. The net loss per common share for the nine months ended September 30, 2013 and 2012 was $0.036 and $0.010 respectively.

Three Months Ended September 30, 2013 Compared With Three Months Ended September 30, 2012

Sales for the three months ended September 30, 2013 and 2012 were $833,257 and $321,010, respectively, an increase of $512,247 or approximately 160%. The increase in sales is primarily attributable to expanded distribution in major retail accounts and the growth in online monthly subscriber base. We have experienced an increase in retail sales on both an independent and chain level.  Our online sales provide a higher profit margin than products sold through our retail distribution. We are experiencing an increasing level of interest from retailers both domestic and international and expect our online demand to continue to grow.

Cost of goods sold for the three months ended September 30, 2013 and 2012 were $468,290 and $111,217 respectively an increase of $357,073 or approximately 321% due mainly to an increase in sales and an increase in shipping cost. Management believes that cost of goods sold and transportation cost as a percent of net sales will maintain or marginally improve with increased scale and efficiency.

Advertising and promotion expenses for the three months ended September 30, 2013 and 2012 were $351,810 and $36,933, respectively, an increase of $314,877 or 853%. During the three months ended September 30, 2013, we continued various advertising campaigns to increase both online and point of sale brand awareness. The increase is primarily attributable to increased online marketing, advertising, promotions and product samples.

Personnel costs for the three months ended September 30, 2013 and 2012 were $411,395 and $167,085 respectively, an increase of $244,310 or 146%.  The increase is attributable to the hiring of additional administrative and sales staff.

Professional fees for the three months ended September 30, 2013 and 2012 were $70,162 and $4,087 respectively.  The increase is primarily due to the additional fees associated with the Reverse Merger on June 25, 2013.

General and administrative cost for the three months ended September 30, 2013 and 2012 respectively, were $114,984 and $34,126, an increase of $80,858 or 237%. The increase is primarily due to cost associated general administrative fees, insurance, telecommunications, printing, supplies and other miscellaneous items.

Merchant account fees for the three months ended September 30, 2013 and 2012 respectively were $34,123 and $6,826, an increase of $27,297. This increase is primarily due to merchant charges related to the increase in credit card sales.

Interest expense was $38,447 and nil for the three months ended September 30, 2013 and 2012, respectively. The increase was attributable to the debt owed to related parties.

The net loss for the three months ended September 30, 2013 and 2012 was $732,574 and $41,514 respectively. The net loss per common share for the 3 months ended September 30, 2013 and 2012 was $0.014 and $0.001 respectively.

Liquidity and Capital Resources

As of September 30, 2013, we had cash of $590,017 and working capital of $192,056 as compared to cash of $17,438 and working capital deficit of $517,289 as at September 30, 2012.  We estimate our operating expenses for the next 12 months will be $2,500,000 consisting primarily of headcount and infrastructure costs, sales and marketing expenditures, research and development, and general and administrative costs. We are in the early stages of our business. We are required to fund growth from the generation of financing activities, and we intend to rely on a combination of equity and debt financings.  Due to market conditions and the early stage of our operations, there is considerable risk in our company being able to acquire debit and equity financings and on terms that are not overly dilutive to our existing shareholders.  We can offer no assurance that we will be able to raise additional capital.

On November 4, 2013, we entered into private placement subscription agreements with three persons and issued three notes in the aggregate principal amount of $2,475,000.  Immediately upon the issuance of the notes, our company issued an aggregate of 1,649,999 common shares to such persons following which the aggregate principal amount of the notes was reduced to $1,650,000.  Each note bears interest at 6% per annum and matures on January 1, 2014.  Our company may elect to issue an aggregate of 3,300,001 common shares to the holders on or prior to the maturity date in lieu of payment of the outstanding principal, in which case the notes will be immediately cancelled and all accrued interest will be forgiven.  If our company does not repay the notes and does not elect to issue common shares in lieu thereof on or prior to the maturity date, the holders have the right to require our company to issue an aggregate of 3,300,001 common shares to them in lieu of the repayment obligations.

Cash Flows for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30 2012

Operating activities for the nine months ended September 30, 2013 used cash of $1,321,691 compared to $213,876 for the nine months ended September 30, 2012, an increase of $1,107,815. This increase was primarily due to an increase in losses between the two periods. Our cash flows from financing activities were $1,923,655 and $161,807 respectively, an increase of $1,761,848 primarily due to the proceeds from the sale of common stock.

Off-Balance sheet arrangements

There were no off-balance sheet arrangements for the period ended September 30, 2013.

Seasonality

We do not consider our business to be seasonal.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Controls and Procedures

During the three months ended September 30, 2013 we engaged an outside accounting consultant to assist us in establishing and implement proper disclosure controls and procedures and internal controls over financial reporting. We believe that we have established effective disclosure controls and procedures and internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Much of the information included in this report includes or is based upon estimates, projections or other forward-looking statements. Forward-looking statements are statements that relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “project”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology.  Such forward-looking statements include any projections and estimates made by our management in connection with our business operations. These statements speak only as of the date of this overview.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

The material assumptions supporting our forward-looking statements include, among other things: (1) our ability to obtain any necessary financing on acceptable terms; (2) timing and amount of capital expenditures; (3) timely receipt of regulatory and exchange approvals; (4) our management team’s ability to implement its business plan; (5) consumer’s willingness to switch to electronic cigarettes; (6) effects of government regulation, including no changes to the regulations, freedom to commercialize our business or tax structure regarding electronic cigarettes; and (7) general economic and financial market conditions.

Risks Related to Our Business

If we do not obtain additional financing, we will not be able to conduct our business operations and achieve our business objectives.

Our current operations do not generate positive cash flow.  To achieve our objectives established in our business plan, investment capital is required to purchase inventory and invest in infrastructure to grow our business. We had a net loss of $732,574 for the quarter ended September 30, 2013, and a net loss of $478,170 for the year ended December 31, 2012. We estimate our average monthly expenses over the next 12 months to be approximately $200,000, including general and administrative expenses. As of September 30, 2013, we had working capital  of $192,056. Our capital resources are insufficient to fund our planned operations for the next 12 month period, as we estimate that we require an additional $2,200,000. in funds to implement our business plan for the next twelve months. If we are unable to generate sufficient profit to cover the shortfall, we may have to raise additional funds for the continued development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment. We believe that our expenses will increase in the long-term as we anticipate our business will grow. We are unable to quantify those increases due to uncertainty with future expenses, such as increased costs associated with our growth and the cost of complying with governmental regulations.

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

Although our business has grown more than 15% per quarter over the past year, there is no assurance that this growth rate and these financial results will continue. We are attempting to achieve profitability. Even if we generate future revenues sufficient to expand operations, increased infrastructure costs and cost of goods sold and marketing expenses could impair or prevent us from generating profitable returns.  We recognize that if we are unable to generate significant revenues from our business development, we will not be able to earn profits or potentially continue operations. There is limited history upon which to base any assumption as to the likelihood that we will continue to be successful, and we may not be able to generate significant revenues or ever achieve higher levels of profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

On August 23, 2013, the Wall Street Journal reported that the FDA is considering a ban on online sales of electronic cigarettes. If the FDA implements such a ban, our financial results would be materially adversely affected, as approximately 60% of our revenue is derived from online sales.

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

We have related party loans.

We have financed a portion of our operations from capital which has been raised from advances from related parties. Such loans and advances from related parties total $448,166 as of September 30, 2013.  These loans have a maturity date of January 31, 2014. If we do not have adequate resources to pay back these loans and advances when demanded, we may have to obtain alternative financings or default on these loans.

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

We are currently authorized to authorize up to 100,000,000 shares of common stock, of which 51,744,000 shares are currently issued and outstanding. Additional shares of our common stock may be issued by our board of directors for such consideration as they may consider sufficient without seeking stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders.

Your percentage ownership of our common shares may be diluted by future share issuances

To the extent we issue new shares to fund acquisitions, to raise additional capital, to compensate employees and other persons your percentage ownership of our shares will be diluted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our company issued the notes and the common shares to three non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of theSecurities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 15, 2007)
3.3	Articles of Merger (Pursuant to NRS 92A.200) dated effective July 15, 2013 (incorporated by reference from our Current Report on Form 8-K filed on July 17, 2013)
4	Instruments defining the rights of security holders, including indentures
4.1	Form of Convertible Note (incorporated by reference from our Current report on Form 8-K filed on February 6, 2013)
4.2*	Form of Convertible Note
10	Material Contracts
10.1	Commitment letter with Victory Electronic Cigarettes LLC dated January 31, 2013 (incorporated by reference from our Current Report on Form 8-K filed on February 6, 2013)
10.2	Form of Warrant Certificate (incorporated by reference from our Current Report on Form 8-K filed on February 6, 2013)
10.3	Share Exchange Agreement dated April 2, 2013 among our company, VEC and the shareholders of VEC (incorporated by reference from our Current Report on Form 8-K filed on April 5, 2013)
10.4	$200,000 Debenture dated January 31, 2013 issued by Victory Electronic Cigarettes LLC in favor of our company
10.5	Security Agreement dated March 25, 2013 but effective as of January 31, 2013 between Victory Electronic Cigarettes Inc. as debtor and our company as secured party
10.6	Return To Treasury Agreement dated June 18, 2013 between our company and Stephen Brady (incorporated by reference from our Current report on Form 8-K filed on June 28, 2013)
10.7	Employment Agreement dated June 25, 2013 between Brent Willis and our company (incorporated by reference from our Current report on Form 8-K filed on June 28, 2013)
10.8	Employment Agreement dated June 25, 2013 between Marc Hardgrove and our company (incorporated by reference from our Current report on Form 8-K filed on June 28, 2013)
10.9	Non-Brokered Private Placement Agreement dated May 1, 2013 between our company and Wolverton Securities Ltd. (incorporated by reference from our Current report on Form 8-K filed on June 28, 2013)
10.1	General Financial Advisory Agreement dated June 21, 2013 between our company and Wolverton Securities Ltd. (incorporated by reference from our Current report on Form 8-K filed on June 28, 2013)
10.11	Promissory Notes with Marc Hardgrove (incorporated by reference from our Current Report on Form 8‑K filed on August 21, 2013)
10.12	Promissory Note with Brent Willis (incorporated by reference from our Current Report on Form 8-K filed on August 21, 2013)
10.13	Promissory Note with David Martin (incorporated by reference from our Current Report on Form 8-K filed on August 21, 2013)
10.14	Loan Repayment Agreement with David Martin dated July 29, 2013(incorporated by reference from our Current report on Form 8-K filed on August 30, 2013)
31	Rule 13a-14/15d-14 Certifications
31.1*
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications
32.2*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100	XBRL-Related Documents
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*Attached herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Victory Electronic Cigarettes Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY ELECTRONIC CIGARETTES CORP.

By:	/s/ Brent Willis
Brent Willis
Chief Executive Officer, President, Secretary and Director
(Principal Executive Officer)
Date: November 14, 2013

By:	/s/ Robert Hartford
Robert Hartford
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 14, 2013