Form 10-K
period 2013-12-31
Victory Electronic Cigarettes Corp
filed 2014-03-31
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-52745

Victory Electronic Cigarettes Corporation
(Exact name of registrant as specified in its charter)

Nevada	98-0534859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11355 Apple Drive
Nunica, MI 49448
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (616) 384-3272

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑   No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑

As of June 30, 2013, 53,344,000 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 28, 2013, the last business day of the second fiscal quarter, was approximately $17,258,640, based on price of $0.56 at which the registrant’s common equity was last sold as quoted on the Over-the-Counter Bulletin Board on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 71,299,899 shares of its common stock outstanding as of March 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a materially different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A — Risk Factors” below.

ii

PART I

Item 1.          Business

Overview

Victory Electronic Cigarettes Corporation (the “Company,” “we” or “us”) is engaged in the business of marketing and distributing electronic cigarettes (“e-cigarettes”), a product for smokers to “smoke” nicotine without the fire, flame, tobacco, tar, carbon monoxide, ash, stub, smell and all the other chemicals found in traditional cigarettes. We believe that we provide our consumers an opportunity to smoke without the social stigmas increasingly associated with cigarettes. We compete in a highly competitive market including other e-cigarette marketing companies, as well as traditional tobacco companies and pharmaceutical companies. In a highly fragmented market, we believe that it is key that we continue to build brand awareness through increased advertising and marketing strategies, as well as to continue to develop our supply chain and fulfillment capabilities.

Corporate History

We were incorporated in the state of Nevada on May 19, 2004 as Teckmine Industries, Inc. On June 25, 2013, pursuant to a share exchange agreement, we acquired Victory Electronic Cigarettes, Inc., a Nevada corporation (“VEC”), in which the existing stockholders of VEC exchanged all of their issued and outstanding shares of common stock for 32,500,000 shares of our common stock (the “Reverse Merger”). After the consummation of the Reverse Merger, stockholders of VEC owned 60.9% of our outstanding common stock. As a result of the Reverse Merger, VEC became our wholly owned subsidiary. For accounting purposes, the Reverse Merger was treated as a reverse acquisition with VEC as the acquirer and Teckmine Industries as the acquired party.

 On July 11, 2013, we changed our name to “Victory Electronic Cigarettes Corporation”.

Subsidiaries

We are a holding company and run our operations through three wholly-owned subsidiaries consisting of VEC, Vapestick Holdings Limited, a company incorporated under the laws of England and Wales (“Vapestick”) and VCIG LLC, a Delaware limited liability company, whose wholly owned subsidiary is FIN Branding Group, LLC (“FIN”).

Recent Acquisitions

On January 9, 2014, we completed the acquisition of Vapestick. Vapestick owns the VAPESTICK® brand, under which it sells premium e-cigarettes in Europe. Vapestick was founded in 2010 by co-founders Michael Clapper and Michiel Carmel.  With its distinctive black and chrome style designs and signature blue light tips, VAPESTICK® is sold both online (www.vapestick.co.uk) and through thousands of retail outlets across the United Kingdom and Europe, including Tesco, Costco, Harrods and WHSmith. Vapestick is a founding member of the European Electronic Cigarette Industry Trade Association (“ECITA”). A further description of the terms of this acquisition is described in “Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

On February 28, 2014, we completed the acquisition of FIN Electronic Cigarette Corporation, Inc., by merging it with and into VCIG LLC, our wholly owned subsidiary.  FIN, a wholly owned subsidiary of VCIG LLC after the merger, is one of the leading independent e-cigarette companies in the United States with distribution of its brands in all 50 states in more than 50,000 outlets across many channels of distribution, including food, drug, mass retail, gas and convenience stores. FIN is sold in some of the most well-known retailers in the country, including Wal-Mart, Sam’s Club, Walgreen’s, Rite-Aid, Kroger, 7-Eleven, Circle K, Stripes Convenience Stores and Mapco Express. The group was founded in 2011, and quickly became what management believes is one of the leading independent e-cigarette brands in the United States. A further description of the terms of this acquisition is described in “Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

Principal Products

“Electronic cigarettes” or “e-cigarettes,” are battery-powered products that enable users to inhale vapor without smoke, tar, ash or carbon monoxide. Some e-cigarettes look like traditional cigarettes, and, regardless of their construction, are comprised of three functional components:

●	a mouthpiece, which is a small plastic cartridge that contains a liquid nicotine solution;
●	a heating element that vaporizes the liquid nicotine so that it can be inhaled; and
●	the electronics, which include a lithium-ion battery, an airflow sensor, a microchip controller and an LED, which illuminates to indicate use.

When a user draws air through the e-cigarette, the air flow is detected by a sensor, which activates a heating element that vaporizes the solution stored in the mouthpiece/cartridge. The solution is then vaporized and it is this vapor that is inhaled by the user. The cartridge contains either a nicotine solution or a nicotine-free solution, either of which may be flavored.

We believe our company offers smokers an alternative to traditional cigarettes for the following reasons. Our products, which contain only four ingredients versus more than 4,000 ingredients and chemicals in tobacco cigarettes, are free of tar and other chemical substances which are produced in traditional cigarettes. No burning or combustion occurs while using e-cigarettes. Our e-cigarettes are rechargeable by an electric outlet or car charger so there are no cigarette buds or ashes to dispose of. The United States Food and Drug Administration (“FDA”) has not, nor has the medical community, fully studied the possible health effects of e-cigarette products. Although certain countries, cities, businesses and providers of transportation have banned the use of e-cigarettes, we believe we provide consumers an opportunity to smoke in additional places without the social stigmas increasingly associated with traditional cigarettes.

Our products are sold under multiple brands, including but not limited to (1) Victory Electronic Cigarettes, (2) FIN and (3) Vapestick.  E-cigarettes are typically sold individually, with refills sold in packs of 3 or 5, with each refill equivalent to approximately 1.5-2.5 packs of cigarettes.  Customers are also able to purchase starter kits, which generally consist of a rechargeable battery, a charger and various quantities of e-cigarettes, and customers are able to purchase such items separately in addition to other products such as carrying cases and refills.  E-cigarette cartridges are available in a variety of flavors including regular tobacco, menthol, strawberry, blueberry, cherry, coffee, vanilla and chocolate. We offer a full range of e-cigarette products and related accessories including disposable e-cigarettes, rechargeable kits, prefilled cartomizers, e-liquids, and carry and charging cases.

Most smokers enjoy the substantial and emotional feeling of smoking, which we believe is one reason why smoking cessation gums or patches have only limited effectiveness.  Our company provides smokers an experience similar to smoking a traditional cigarette without the fire, flame, tobacco, tar, carbon monoxide, ash, stub or smell found in tobacco cigarettes.

Operations

E-cigarettes are a relatively new product category that has only started to gain consumer traction in the past three years.  The category of products has evolved in the last few years, with minor evolutions in product functionality and cosmetics since inception to become “more real cigarette like” in taste, feel, and appearance.   We believe that all of our major competitors source virtually all of their components from the People’s Republic of China (“China”), with a few competitors sourcing flavoring systems in the United States.  There are multiple sources for production of e-cigarettes in China, with most major competitors sourcing from 2-3 major factories, the same ones utilized by our Company.  Warehousing and transportation is performed and/or organized either by the producers, or set up independently by the Company. Federal Express, DHL, container shipping, and other major global shippers and freight forwarders are all involved in the supply chain.

Our Market

The market for e-cigarettes is large, fast growing and global.  According to the Tobacco Vapor Electronic Cigarette Association, the United States is the largest market at over $1 billion in revenue, doubling every year since 2009, comprising approximately 60% of global demand.  According to Euromonitor, the United Kingdom is the second-largest market followed by various developed markets in Western Europe. However, there is no guarantee that the global or U.S. markets will continue to grow in the future as anticipated. Markets have not yet developed for e-cigarettes in many countries, including Russia, China, and South East Asia, which we believe hold great promise for the growth of e-cigarette markets given the size of their smoking populations. We believe that the vast majority of e-cigarette users are people trying to switch from traditional cigarettes. According to the National Health Review, approximately 20 million traditional cigarette users try to quit every year, which we believe creates further growth impetus for the e-cigarette category.

E-cigarettes were historically sold through the online and specialty retail channels.  Over the past few years, the category has expanded to traditional retail and is now one of the fastest growing segments in the convenience, gas, and drug store channels, with distribution in over 100,000 outlets in the United States.

In 2013, sales in the U.S. market accounted for approximately 85% of our overall sales, with no other single country comprising a significant portion of our sales.

Distribution

We distribute e-cigarettes globally through multiple channels, including traditional retail stores and online.  All our products are available for sale on our ecommerce website.  The online business is comprised of monthly subscribers that receive product refills for their rechargeable kits monthly, and consumers that buy directly via our e-commerce website. Our United States retail business was recently expanded within the last two years, and since then our products have experienced increased same store sales on a monthly basis, while we have continued distribution growth to new outlets.  Our distribution approach to United States retail stores is via brokers and distributors as a way to scale our resources.  Our international business also represents growth potential as we continue to enter into distribution agreements with established retailers and distributors in major international markets.

We have entered into an exclusive agent agreement with Fields Texas Limited LLC (“Fields Texas”), the terms of which are further described in “Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations” in this Report, to act as the exclusive agent to secure sales and distribution agreements for all of the Company’s products and brands with various retailers and distributors both in the United States and internationally. Fields Texas will also support our acquisition, product development, marketing, pricing and promotional efforts both in the United States and internationally. The term of our agreement with Fields Texas is for three years and will automatically be renewed for successive periods upon achieving annual net sales targets.

In addition, Daymon Worldwide, which is one of the largest convenient store distributors in the United States with 22,000 associates and strength across the United States and internationally, has been contracted exclusively to represent us in the United States and W. L. Petrey, a family owned wholesaler since 1898, that is focused on distributing all of our products and brands to the convenience store segment in the United States for us.

We believe we have one of the most diversified distributor bases and customer bases in the independent e-cigarette industry with global retail distribution exceeding 60,000 stores. Two retailers account for between 35% and 40% of our sales, which, if lost, would have a material adverse effect on our business.

Marketing

We have been a very active marketer in the industry, with a leadership team that has extensive experience in brand building.  In addition to online marketing, we have made important investments in point of sale marketing, including impactful displays and product placements within retail stores.  We believe that after superior packaging, point of sale marketing has the highest return on investment of any marketing activity. We believe our advantage revolves around (1) our branding, which resonates with our key target audience, (2) our taste, which was preferred for most real tobacco taste in recent testing of our merchandising solutions which allow for customization by the retailer and provide higher visibility to users at the point of purchase to drive sales, (3) our brand awareness built through our internet expertise, which creates high levels of exposure with our target consumer, and (4) value pricing, which allows our retailers to enjoy the highest landed margins in the industry with attractive pricing for consumers.

Competition

The e-cigarette industry is extremely competitive with low barriers to entry. Competition is based on availability, brand development and recognition and price.  We compete with other sellers of e-cigarettes, such as big tobacco companies, independent domestic and international e-cigarette companies, small internet and kiosk e-cigarette companies as well as multiple resellers and distributors. Our direct competitors sell products that are substantially similar to ours and through the same channels we use to sell our products. We compete with these direct competitors for sales through the internet as well as distributors, wholesalers and retailers including national chain stores, tobacco shops, gas stations, grocery chains and other outlets associated with the selling of tobacco products.

Intellectual Property

Trademarks

We own the United States trademark for the “Victory” brand for e-cigarettes. It has been approved by the U.S. Patent and Trademark Office for publication. Completion of the federal registration process is expected in the fall of 2014.

Patents and Patent Litigation

We do not currently own any domestic or foreign patents relating to e-cigarettes. On November 7, 2013, the Company filed a patent application titled ECO MICRO-ELECTRIC THERMAL DEVICE, issue number 41849, with the United States Patent and Trademark Office. The invention creates perpetual electricity and thermal energy in micro-electric devices and can be used to replace the battery device that currently heats a filament to atomize and/or vaporize a liquid.

We are a defendant in a certain patent lawsuit as described in “Item 3 – Legal Proceedings” in this Report.

Third party lawsuits alleging our infringement of patents, trade secrets or other intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

For a discussion of the risk factors relating to intellectual property that we believe could materially affect our actual and expected results, see “Item 1A – Risk Factors” below.

Principal Suppliers

We currently have no manufacturing capabilities. Our products are manufactured to meet our design specifications by third party manufacturers. We source the majority of our products from several major suppliers in China. The remainder of our products are sourced in the United States and the United Kingdom. These suppliers also supply and produce product for many of our large competitors. We source the same product from multiple suppliers to ensure redundancy of supply.

Government Regulation

United States

Based on the December 2010 U.S. Court of Appeals for the D.C. Circuit’s decision in Sottera, Inc. v. Food & Drug Administration, 627 F.3d 891 (D.C. Cir. 2010), the United States Food and Drug Administration (the “FDA”) is permitted to regulate e-cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”). Under this Court decision, the FDA is not permitted to regulate e-cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes. Because we do not market our e-cigarettes for therapeutic purposes, our e-cigarettes are subject to being classified as “tobacco products” under the Tobacco Control Act. The Tobacco Control Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero.

The Tobacco Control Act also requires establishment, within the FDA’s new Center for Tobacco Products, of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products. The Tobacco Control Act imposes significant new restrictions on the advertising and promotion of tobacco products. For example, the law requires the FDA to finalize certain portions of regulations previously adopted by the FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond the FDA’s authority). As written, these regulations would significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color, graphics and sound effects in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for non-tobacco products. The law also requires the FDA to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors.

It is likely that the Tobacco Control Act could result in a decrease in tobacco product sales in the United States, including sales of our e-cigarettes. While the FDA has not yet mandated e-cigarettes be regulated as tobacco products, during 2012, the FDA indicated that it intends to regulate e-cigarettes under the Tobacco Control Act through the issuance of deeming regulations that would include e-cigarettes under the definition of a “tobacco product” under the Tobacco Control Act subject to the FDA’s jurisdiction. The FDA initially announced that it would issue proposed deeming regulations by April 2013 and then extended the deadline to October 31, 2013. As of the date of this Report, the FDA had not taken such action.

The application of the Tobacco Control Act to e-cigarettes could impose, among other things, restrictions on the content of nicotine in e-cigarettes, the advertising, marketing and sale of e-cigarettes, the use of certain flavorings and the introduction of new products. We cannot predict the scope of such regulations or the impact they may have on our company specifically or the e-cigarette industry generally, though if enacted, they could have a material adverse effect on our business, results of operations and financial condition.

State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom and by whom tobacco products can be sold and where tobacco products may or may not be smoked. Certain states and cities have enacted laws which preclude the use of e-cigarettes where traditional tobacco burning cigarettes cannot be used and others have proposed legislation that would categorize e-cigarettes as tobacco products, equivalent to their tobacco burning counterparts. If the use of e-cigarettes is banned anywhere the use of traditional tobacco burning cigarettes is banned, e-cigarettes may lose their appeal as an alternative to cigarettes; which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.

As a result of FDA import alert 66-41 (which allows the detention of unapproved drugs promoted in the U.S.), U.S. Customs has from time to time temporarily and in some instances indefinitely detained products sent to us by our Chinese suppliers. If the FDA modifies the import alert from its current form which allows U.S. Customs discretion to release our products to us, to a mandatory and definitive hold we will no longer be able to ensure a supply of saleable product, which will have a material adverse effect on our business, results of operations and financial condition. However, we believe this FDA import alert will become less relevant to us as and when the FDA regulates e-cigarettes under the Tobacco Control Act.

At present, neither the Prevent All Cigarette Trafficking Act (which prohibits the use of the U.S. Postal Service to mail most tobacco products and which amends the Jenkins Act, which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws) nor the Federal Cigarette Labeling and Advertising Act (which governs how cigarettes can be advertised and marketed) apply to e-cigarettes. The application of either or both of these federal laws to e-cigarettes would have a material adverse effect on our business, results of operations and financial condition.

International Regulation

The Tobacco industry expects significant regulatory developments to take place internationally over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

●	the levying of substantial and increasing tax and duty charges;
●	restrictions or bans on advertising, marketing and sponsorship;
●	the display of larger health warnings, graphic health warnings and other labeling requirements;
●	restrictions on packaging design, including the use of colors and generic packaging;
●	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;
●	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;
●	requirements regarding testing, disclosure and use of tobacco product ingredients;
●	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;
●	elimination of duty free allowances for travelers; and
●	encouraging litigation against tobacco companies.

If e-cigarettes are subject to one or more significant regulatory initiatives enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

European Union

On February 26, 2014, the European Parliament approved the revised European Union (“EU”) Tobacco Product Directive (the “Tobacco Product Directive”) which (1) will cover e-cigarettes containing nicotine; (2) will require nicotine liquids to be sold in child- and tamper-proof packaging and contain only “ingredients of high purity”; (3) provides that e-cigarettes must deliver nicotine doses at “consistent levels under normal conditions of use” and come with health warnings, instructions for their use, information on “addictiveness and toxicity”, an ingredients list, and information on nicotine content; and (4) will require e-cigarette manufacturers to notify EU Member States before placing new products on the market, report annually to Member States on their sales volumes, types of users and their “preferences and trends”, and comply with any existing rules for cross-border advertising and promotion of tobacco products.  In particular, by May 2016 e-cigarettes will either:

●	have to gain approval from a medical regulatory authority, and be regulated as medicine; or
●	be regulated as a consumer product, subject to the same EU advertising bans as for tobacco.

The new Tobacco Product Directive is scheduled to take effect in May 2014 and give Member States a two-year transition period to bring national legislation into line with the Tobacco Product Directive, with enforcement of the new rules first occurring in the first half on 2016.  Furthermore, if more than three member states ban e-cigarettes, the EU Commission may ban e-cigarettes throughout the EU.  In this context a "ban" would mean that e-cigarettes would have to be regulated as medicines.

United Kingdom

In the United Kingdom, although subject to the Tobacco Product Directive, the relevant regulatory authority – the Medicine and Healthcare Products Regulatory Agency (“MHRA”) – has indicated that it believes that e-cigarettes should be regulated as medicines only.  This is not currently the law, but there is a possibility that such a law could be passed within the next 2-3 years.  If such law is passed, this will mean that e-cigarettes will not be able to be sold in the United Kingdom unless the product is licensed as a medicine.  To obtain such a license, it would have to be demonstrated that, on balance, there is a health benefit from the e-cigarettes, and the device is not harmful.

General

We cannot predict the scope of any of the new rules described above or the impact they may have on our company specifically or the e-cigarette industry generally, though as they are enacted and implemented, they could have a material adverse effect on our business, results of operations and financial condition.  In this regard, total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by the FDA under the Tobacco Control Act, the EU Member States under the Tobacco Product Directive or by any other relevant regulatory authority under applicable law. Costs, however, could be substantial and could have a material adverse effect on our business, results of operations and financial condition and ability to market and sell our products. In addition, failure to comply with any of the rules promulgated in accordance with the Tobacco Control Act, the Tobacco Product Directive or any other applicable law could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if we are ultimately required to obtain a license to sell e-cigarettes as a medicine in the United Kingdom or elsewhere in the EU, we can give no assurances that we would be able to demonstrate to the satisfaction of the relevant regulatory authorities that, on balance, there is a health benefit from the e-cigarettes and the device is not harmful. At present, we are not able to predict whether any of the regulation described above will impact us to a greater degree than competitors in the industry, thus affecting our competitive position.

Employees

We currently have 31 employees, all of which are full-time, across all functions of finance, supply chain, legal, sales, marketing, and customer service, and all of whom work in North America.  From time to time we engage independent contractors to provide services as necessary. None of our staff are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relations with our staff are excellent.

Item 1A.          Risk Factors

Our business, financial condition and operating results are subject to a number of risk factors, both those that are known to us and identified below and others that may arise from time to time. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this Report and elsewhere, and may adversely affect our business, financial condition or operating results. If any of those risk factors should occur, moreover, the trading price of our securities could decline, and investors in our securities could lose all or part of their investment in our securities. These risk factors should be carefully considered in evaluating our prospects.

Risks Related to Our Business

We have incurred losses and cannot assure you that we will achieve or maintain profitable operations.

As of December 31, 2013, we had an accumulated deficit of $10,014,158. We had a net loss of $9,427,558 for the year ended December 31, 2013. Our accumulated deficit and net loss are primarily due to, among other reasons, increases in our distribution and marketing expenditures to grow sales of our e-cigarettes, stock-based compensation expenses and the establishment of our business infrastructure and operations. We estimate our expenses over the next 12 months to be approximately $30,000,000, including general and administrative expenses. As of December 31, 2013, we had working capital of $60,608.  We cannot assure you that we will generate operating profits on a sustainable basis as we continue to expand our infrastructure, make acquisitions, further develop our marketing efforts and otherwise implement our growth initiatives.

If we do not obtain additional financing, we will not be able to conduct our business operations and achieve our business objectives.

In order to achieve our objectives established in our business plan, investment capital is required to purchase inventory and invest in infrastructure to grow our business. Our capital resources are insufficient to fund our planned operations for the next 12-month period, as we estimate that we require an additional $30,000,000 in funds to implement our business plan for the next twelve months. If we are unable to generate sufficient profit to cover the shortfall, we may have to raise additional funds for the continued development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment. We believe that our expenses will increase in the long-term as we anticipate our business will grow. We are unable to quantify those increases due to uncertainty with future expenses, such as increased costs associated with our growth and the cost of complying with governmental regulations.

We have a limited operating history and cannot offer any assurance as to our future financial results. You may lose your entire investment.

We have a limited operating history upon which to base any assumption as to the likelihood that we will be successful in implementing our business plan, and we may not be able to generate significant revenues or achieve profitability. There is no assurance that the growth rate we have experienced to date will continue. Even if we generate future revenues sufficient to expand operations, increased infrastructure costs and cost of goods sold and marketing expenses could impair or prevent us from generating profitable returns.  We recognize that if we are unable to generate significant revenues from our business development, we will not be able to earn profits or potentially continue operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

The market for e-cigarettes is a niche market, subject to a great deal of uncertainty, and is still evolving.

E-cigarettes, having recently been introduced to market, are at an early stage of development, represent a niche market and are evolving rapidly and are characterized by an increasing number of market entrants. Our future sales and any future profits are substantially dependent upon the widespread acceptance and use of e-cigarettes. Rapid growth in the use of, and interest in, e-cigarettes is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty.  Therefore, we are subject to all of the business risks associated with a new enterprise in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of e-cigarettes, in general or, specifically our products, failure to establish business relationships and competitive disadvantages as against larger and more established competitors.

Our four years of operating history makes it difficult to accurately predict our future sales and appropriately budget our expenses.

On March 2, 2010, we began marketing and distributing electronic cigarettes. Because we have only four years of operating history, and our business is still evolving, it is difficult to accurately predict our future sales and appropriately budget our expenses. Additionally, our operations will be subject to risks inherent in the establishment of a developing new business, including, among other things, efficiently deploying our capital, developing our products, expanding our supply and distribution capabilities, integrating our acquisitions, developing and implementing our marketing campaigns and strategies and entering into international markets. Our ability to generate future sales will be dependent on a number of factors, many of which are beyond our control, including the pricing of competing products, overall demand for e-cigarettes, changes in consumer preferences, market competition and government regulation. We are currently expanding our staffing, advertising campaigns and operational expenditures in anticipation of future sales growth. If our sales do not increase as anticipated, we could incur significant losses due to our higher infrastructure expense levels if we are not able to decrease our advertising and operating expenses in a timely manner to offset any shortfall in future sales.

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

A recent United States Federal Court decision permits the United States Food and Drug Administration to regulate e-cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 and the United States Food and Drug Administration has indicated that it intends to do so.

Based on the December 2010 U.S. Court of Appeals for the D.C. Circuit’s decision in Sottera, Inc. v. Food & Drug Administration, 627 F.3d 891 (D.C. Cir. 2010), the United States Food and Drug Administration (the “FDA”) is permitted to regulate e-cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”).

Under this Court decision, the FDA is not permitted to regulate e-cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes.

Because we do not market our e-cigarettes for therapeutic purposes, our e-cigarettes are subject to being classified as “tobacco products” under the Tobacco Control Act. The Tobacco Control Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero. Among other measures, the Tobacco Control Act (under various deadlines):

●
increases the number of health warnings required on cigarette and smokeless tobacco products, increases the size of warnings on packaging and in advertising, requires the FDA to develop graphic warnings for cigarette packages, and grants the FDA authority to require new warnings;

●	requires practically all tobacco product advertising to eliminate color and imagery and instead consist solely of black text on white background;
●
imposes new restrictions on the sale and distribution of tobacco products, including significant new restrictions on tobacco product advertising and promotion as well as the use of brand and trade names;

●	bans the use of “light,” “mild,” “low” or similar descriptors on tobacco products;
●
gives the FDA the authority to impose tobacco product standards that are appropriate for the protection of the public health (by, for example, requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling);

●	requires manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products;
●	requires pre-market approval by the FDA for tobacco products represented (through labels, labeling, advertising, or other means) as presenting a lower risk of harm or tobacco-related disease;
●	requires manufacturers to report ingredients and harmful constituents and requires the FDA to disclose certain constituent information to the public;
●
mandates that manufacturers test and report on ingredients and constituents identified by the FDA as requiring such testing to protect the public health, and allows the FDA to require the disclosure of testing results to the public;

●	requires manufacturers to submit to the FDA certain information regarding the health, toxicological, behavioral or physiologic effects of tobacco products;
●	prohibits use of tobacco containing a pesticide chemical residue at a level greater than allowed under federal law;
●	requires the FDA to establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;
●	requires tobacco product manufacturers (and certain other entities) to register with the FDA; and
•	grants the FDA the regulatory authority to impose broad additional restrictions.

The Tobacco Control Act also requires establishment, within the FDA’s new Center for Tobacco Products, of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products.

As indicated above, the Tobacco Control Act imposes significant new restrictions on the advertising and promotion of tobacco products. For example, the law requires the FDA to finalize certain portions of regulations previously adopted by the FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond the FDA’s authority). As written, these regulations would significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color, graphics and sound effects in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for non-tobacco products. The law also requires the FDA to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors.

It is likely that the Tobacco Control Act could result in a decrease in tobacco product sales in the United States, including sales of our e-cigarettes.

While the FDA has not yet mandated that e-cigarettes be regulated as tobacco products, during 2012, the FDA indicated that it intends to regulate e-cigarettes under the Tobacco Control Act through the issuance of deeming regulations that would include e-cigarettes under the definition of a “tobacco product” under the Tobacco Control Act subject to the FDA’s jurisdiction. The FDA initially announced that it would issue proposed deeming regulations by April 2013 and then extended the deadline to October 31, 2013. As of the date of this Report, the FDA had not taken such action.

The application of the Tobacco Control Act to e-cigarettes could impose, among other things, restrictions on the content of nicotine in e-cigarettes, the advertising, marketing and sale of e-cigarettes, the use of certain flavorings and the introduction of new products. We cannot predict the scope of such regulations or the impact they may have on our company specifically or the e-cigarette industry generally, though if enacted, they could have a material adverse effect on our business, results of operations and financial condition.

In this regard, total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by the FDA under the Tobacco Control Act. Costs, however, could be substantial and could have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products. At present, we are not able to predict whether the Tobacco Control Act will impact us to a greater degree than competitors in the industry, thus affecting our competitive position.

For a description of risks related to other government regulations, please see “Risks Related to Government Regulation” in this Section.

The European Parliament has approved the revised European Union Tobacco Product Directive.

On February 26, 2014, the European Parliament approved the revised European Union (“EU”) Tobacco Product Directive (the “Tobacco Product Directive”) which (1) will cover e-cigarettes containing nicotine; (2) will require nicotine liquids to be sold in child- and tamper-proof packaging and contain only “ingredients of high purity”; (3) provides that e-cigarettes must deliver nicotine doses at “consistent levels under normal conditions of use” and come with health warnings, instructions for their use, information on “addictiveness and toxicity”, an ingredients list, and information on nicotine content; and (4) will require e-cigarette manufacturers to notify EU Member States before placing new products on the market, report annually to Member States on their sales volumes, types of users and their “preferences and trends”, and comply with any existing rules for cross-border advertising and promotion of tobacco products.  The new Tobacco Product Directive is scheduled to take effect in May 2014 and give Member States a two-year transition period to bring national legislation into line with the Tobacco Product Directive, with enforcement of the new rules first occurring in the first half on 2016.

In the United Kingdom, although subject to the Tobacco Product Directive, MHRA has indicated that it believes that e-cigarettes should be regulated as medicines only.  This is not currently the law, but there is a possibility that such a law could be passed within the next 2-3 years.  If such law is passed, this will mean that e-cigarettes will not be able to be sold in the United Kingdom unless the product is licensed as a medicine.  To obtain such a license, it would have to be demonstrated that, on balance, there is a health benefit from the e-cigarettes, and the device is not harmful.

We cannot predict the scope of the new rules or the impact they may have on our company specifically or the e-cigarette industry generally, though as they are enacted, they could have a material adverse effect on our business, results of operations and financial condition.  In this regard, total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by the EU Member States under the Tobacco Product Directive. Costs, however, could be substantial and could have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with any of the rules promulgated in accordance with the Tobacco Product Directive could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products in the EU. Furthermore, if we are ultimately required to obtain a license to sell e-cigarettes as a medicine in the United Kingdom or elsewhere in the EU, we can give no assurances that we would be able to demonstrate to the satisfaction of the relevant regulatory authorities that, on balance, there is a health benefit from the e-cigarettes and the device is not harmful. At present, we are not able to predict whether the Tobacco Product Directive will impact us to a greater degree than competitors in the industry, thus affecting our competitive position.

Limitation by states and cities on sales of e-cigarettes may have a material adverse effect on our ability to sell our products in the United States.

Certain states and cities have enacted laws which preclude the use of e-cigarettes where traditional tobacco-burning cigarettes cannot be used and others have proposed legislation that would categorize e-cigarettes as tobacco products, equivalent to their tobacco burning counterparts. If the use of e-cigarettes is banned anywhere the use of traditional tobacco burning cigarettes is banned, e-cigarettes may lose their appeal as an alternative to cigarettes; which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.

The recent development of e-cigarettes has not allowed the medical profession to study the long-term health effects of e-cigarette use.

Because e-cigarettes were recently developed the medical profession has not had a sufficient period of time to study the long-term health effects of e-cigarette use. Currently, therefore, there is no way of knowing whether or not e-cigarettes are safe for their intended use. If the medical profession were to determine conclusively that e-cigarette usage poses long-term health risks, e-cigarette usage could decline, which could have a material adverse effect on our business, results of operations and financial condition.

The use of e-cigarettes may pose health risks as great as, or greater than, regular tobacco products.

According to the FDA, e-cigarettes may contain ingredients that are known to be toxic to humans and may contain other ingredients that may not be safe. Additionally, e-cigarettes may be attractive to young people and may lead them to try other tobacco products, including conventional cigarettes that are known to cause disease. Because clinical studies about the safety and efficacy of e-cigarettes have not been submitted to the FDA, consumers currently have no way of knowing whether e-cigarettes are safe before their intended use; what types or concentrations of potentially harmful chemicals are found in these products; or how much nicotine is being inhaled. In February 2012, it was reported in Florida that an e-cigarette exploded in a smoker’s mouth causing serious injury. Although there does not appear to be similar incidences elsewhere nor are there specific details concerning the Florida incident, there is a risk that an e-cigarette can cause bodily injury and the publicity from such instances of injury could dramatically slow the growth of the market for e-cigarettes.

E-cigarettes face intense media attention and public pressure.

E-cigarettes are new to the marketplace and since their introduction certain members of the media, politicians, government regulators and advocate groups, including independent medical physicians have called for an outright ban of all e-cigarettes, pending regulatory review and a demonstration of safety. A partial or outright ban would have a material adverse effect on our business, results of operations and financial condition.

Our products contain nicotine, which is considered to be a highly addictive substance.

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

Sales of conventional tobacco cigarettes have been declining, which could have a material adverse effect on our business.

We believe that the vast majority of e-cigarette users are people trying to switch from regular cigarettes.  The overall global market for conventional tobacco cigarettes has generally been declining in terms of volume of sales, however, as a result of restrictions on advertising and promotions, funding of smoking prevention campaigns, increases in regulation and excise taxes, a decline in the social acceptability of smoking, and other factors, and such sales are expected to continue to decline. While the sales of e-cigarettes have been increasing over the last several years, the e-cigarette market is only developing and is a fraction of the size of the conventional tobacco cigarette market. A continual decline in cigarette sales may adversely affect the growth of the e-cigarette market, which could have a material adverse effect on our business, results of operations and financial condition.

Our business may be affected if we are taxed like other tobacco products or if we are required to collect and remit sales tax on certain of our internet sales.

Presently the sale of e-cigarettes is not subject to federal, state and local excise taxes like the sale of conventional cigarettes or other tobacco products, all of which have faced significant increases in the amount of taxes collected on their sales. Should federal, state and local governments and/or other taxing authorities, including those in the EU or the United Kingdom, impose excise taxes similar to those levied against conventional cigarettes and tobacco products on our products, it may have a material adverse effect on the demand for our products, as consumers may be unwilling to pay the increased costs for our products.

We may be unable to establish the systems and processes needed to track and submit the excise and sales taxes we collect through Internet sales, which would limit our ability to market our products through our websites which would have a material adverse effect on our business, results of operations and financial condition. States such as New York, Hawaii, Rhode Island and North Carolina have begun collecting sales taxes on Internet sales where companies have used independent contractors in those states to solicit sales from residents of that state. The requirement to collect, track and remit sales taxes based on independent affiliate sales may require us to increase our prices, which may affect demand for our products or conversely reduce our net profit margin, either of which would have a material adverse effect on our business, results of operations and financial condition.

Our success is dependent upon our marketing efforts.

We have limited marketing experience in marketing e-cigarettes and limited financial, personnel and other resources to undertake extensive marketing activities. If we are unable to generate significant market awareness for our products and our brands our operations may not generate sufficient revenues for us to execute our business plan, generate revenues and achieve profitable operations.

We may not be able to establish sustainable relationships with large retailers or national chains.

We believe the best way to develop brand and product recognition and increase sales volume is to establish relationships with large retailers and national chains. We currently have established relationships with several large retailers and national chains and in connection therewith we have agreed to pay such retailers and chains fees, known as “slotting fees”, to carry and offer our products for sale based on the number of stores our products will be carried in. These existing relationships are “at-will” meaning that either party may terminate the relationship for any reason or no reason at all. We may not be able to sustain these relationships or establish other relationships with large retailers or national chains or, even if we do so, sustain such other relationships. Our inability to develop and sustain relationships with large retailers and national chains will impede our ability to develop brand and product recognition and increase sales volume and, ultimately, require us to pursue and rely on local and more fragmented sales channels, which will have a material adverse effect on our business, results of operations and financial condition.

We rely on the efforts of third party agents to generate sales of our products.

We rely significantly on the efforts of independent distributors to purchase and distribute our products to wholesalers and retailers. No single distributor currently accounts for a material percentage of our sales and we believe that should any of these relationships terminate we would be able to find suitable replacements and do so on a timely basis. However, any loss of distributors or our ability to timely replace any given distributor could have a material adverse effect on our business, financial condition and results of operations.

We rely, in part, on the efforts of independent salespersons who sell our products to distributors and major retailers and Internet sales affiliates to generate sales of products. No single independent salesperson or Internet affiliate currently accounts for a material percentage of our sales and we believe that should any of these relationships terminate we would be able to find suitable replacements and do so on a timely basis. However, any loss of independent sales persons or Internet sales affiliates or our ability to timely replace any one of them could have a material adverse effect on our business, financial condition and results of operations.

We depend on a small number of third party suppliers and manufacturers for our e-cigarette products.

We do not own or control our supply chain our suppliers or our suppliers’ suppliers, therefore we are unable to control or ensure our supply of products or the consistency of those products. We depend on a small number of third-party suppliers and manufacturers for our e-cigarette products, which includes, but is not limited to, our electrical components, technology, flavorings and essences. Our customers associate certain characteristics of our products including the weight, feel, draw, flavor, packaging and other unique attributes of our products to the brands we market, distribute and sell. Export from certain provinces in China or at times from Hong Kong have run into delays, as have imports and receipts in the United States. A natural or man-made disaster or other interruption in supply and or consistency of our products may harm our relationships and goodwill with customers, and have a materially adverse effect on our cash flow and our operations.

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

Ruyan Investments Holding Ltd. (“Ruyan”), a Chinese company, has made certain public claims as to their ownership of a Chinese patent relating to an “Atomizing Electronic Cigarette.” We currently purchase our products from Chinese manufacturers other than Ruyan. Should Ruyan’s patent be valid and enforceable and cover the devices we purchase from our suppliers, we may be forced to pay more for our products or we may be cut off from our supply. Ruyan has filed a lawsuit against FIN, our wholly owned subsidiary that we recently acquired, and named the Company as a co-defendant following the acquisition. We may ultimately lose that lawsuit. Should any of these events occur, they are likely to have a material adverse effect on our ability to operate our business as a going concern.

Other than the lawsuit brought against FIN, neither Ruyan nor R.J. Reynolds has contacted us regarding any possible infringement of their intellectual property rights nor has any party commenced or threatened to commence any legal action against us. If we are required to participate in additional litigation we may not have the resources to fund the required litigation costs, which may adversely affect our business prospects, financial condition and results of operations.

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

We do not own any patents relating to e-cigarettes.

While the Company owns the United States trademark for the “Victory” brand for e-cigarettes and has filed a patent application with the United States Patent and Trademark Office, we do not currently own any domestic or foreign patents relating to our electronic cigarettes, nor does the Company currently have any licenses to use any third-party intellectual property.  As such, if the Company is not successful in obtaining intellectual property rights covering its products, or obtaining licenses to use a third-party’s intellectual property on reasonable and acceptable terms, it could result in lawsuits against us for trademark and/or intellectual property infringement.  Any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations or results of operations.

We may be required to obtain licenses to patents or proprietary rights of others.

We may be required to obtain licenses to patents or proprietary rights of others. We cannot assure you that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us or at all. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to design around such patents, or could find that the development, manufacture, or sale of products requiring such licenses could be foreclosed. Litigation may be necessary to defend against claims of infringement asserted against us by others, or assert claims of infringement to enforce patents issued to us or exclusively licensed to us, to protect trade secrets or know-how possessed by us, or to determine the scope and validity of the proprietary rights of others. In addition, we may become involved in oppositions in foreign jurisdictions, reexaminations declared by the United States Patent and Trademark Office, or interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions with respect to our patent applications or those of our licensors. Litigation, opposition, reexamination or interference proceedings could result in substantial costs to and diversion of effort by us, and may have a material adverse impact on, us. In addition, we cannot assure you that our efforts to maintain or defend our intellectual property will be successful.

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

We may be unable to successfully promote and maintain our brands.

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

We may not fully realize anticipated benefits from past or future acquisitions or equity investments.

Our growth to date has been, and we expect that a substantial portion of any future growth of our business will be, accomplished by acquiring existing businesses, products or technologies. The success of any acquisition will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain their clients. In addition, we might not be able to identify suitable acquisition opportunities or obtain any necessary financing on acceptable terms. We might also spend time and money investigating and negotiating with potential acquisition or investment targets, but not complete the transaction.

Although we expect to realize strategic, operational and financial benefits as a result of our past or future acquisitions and equity investments, we cannot predict whether and to what extent such benefits will be achieved. There are significant challenges to integrating an acquired operation into our business, including, but not limited to:

●	successfully managing our operations and supply and distribution channels;
●	integrating the sales organizations and maintaining and increasing the customer base;
●	retaining key employees, suppliers and distributors;
●	integrating management information, inventory, accounting, technology and research and development activities; and
●	addressing operating losses related to individual facilities or product lines.

Any future acquisition could involve other risks, including the assumption of additional liabilities and expenses, issuances of debt, transaction costs and diversion of management’s attention from other business concerns and such acquisition may be dilutive to our financial results.

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

Expanding our operations internationally poses additional risks to our business, including numerous legal and regulatory risks.

As we grow our business internationally, we must successfully tailor our products to the unique customs and cultures of relevant countries and markets.  Learning the customs and cultures of various countries and markets can be difficult and costly, and the failure to do so could slow international growth.  In addition, we incur additional legal and compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations.  Operating in international markets also exposes us to additional risks, including, among others:

●	Economic and political instability in the various countries and regions in which we operate.
●
A number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”) as well as trade sanctions administered by the Office of Foreign Assets Control (“OFAC”) and the Commerce Department.

●	The laws and regulations of non-U.S. jurisdictions, including the U.K. Bribery Act and anti-corruption legislation in the countries in which we conduct operations.
●
Restrictions on our ability to access cash generated by international operations due to restrictions on the repatriation of dividends, distribution of cash to shareholders outside of such countries, foreign exchange control, and other restrictions.

●	Changes in, and violations of, governmental regulation, including labor regulations, and our inability or failure to obtain required approvals, permits, or registrations.
●	Adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries.

These risks could lead to certain events that could lead to disruption of our e-cigarette business, significant expenditures and/or damage to our reputation, and could harm our reputation or have a material adverse effect on our business, results of operations and financial condition.

We face intense competition and our failure to compete effectively could have a material adverse effect on our business, results of operations and financial condition.

We face intense competition from direct and indirect competitors, including “big tobacco,” “big pharma,” and other known and established or yet to be formed e-cigarette companies, each of whom pose a competitive threat to our current business and future prospects. We expect competition to intensify in the future. Certain of these companies are either currently competing with us or are focusing significant resources on providing products that will compete with our e-cigarette product offerings in the future.

Our principal competitors can be classified into three main categories: 1) tobacco companies; 2) other e-cigarette companies; and 3) pharmaceutical companies. We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. We are subject to highly competitive conditions in all aspects of our business, and barriers to entry into the online business are low. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, cigarette excise taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products.

Tobacco companies, including Phillip Morris, R.J. Reynolds, and Lorillard, currently offer traditional tobacco products and may introduce new tobacco based cigarettes and smoking devices (e.g., the “tobacco containing smoking article” covered by patent # 20080092912 as filed by R.J. Reynolds, one of the world’s largest tobacco companies.) Because of their well-established sales and distribution channels, marketing expertise and significant resources, “big tobacco” is better positioned than small competitors to capture a larger share of the e-cigarette market.  We also face competition from smaller tobacco companies that are much larger, better funded, and more established than us.

E-cigarette companies, that currently market competing products, include but are not limited to, Njoy, Blu, Vapor Corp., V2 Cigs and others. There can be no assurance that we will be able to compete successfully against any of the aforementioned competitors, who may have greater resources, capital, experience, market penetration, sales and distribution channels than us. We have no assurances that we will be able to compete with these competitors and that we will be successful in operating our business and increasing profitability. Our inability to successfully compete against these or any of our competitors will have a material adverse effect our business, results of operations and financial condition.

Pharmaceutical companies market smoking cessation aids and alternative nicotine delivery products such as, in the case of Glaxo SmithKline, Nicorette® Gum, the NicoDerm® patch, and the Zyban® sustained release tablet, and in the case of Pfizer, Chantix® prescription medication and the Nicotrol® nicotine inhaler.

We face competition from foreign importers who do not comply with government regulation.

We face competition from foreign sellers of e-cigarettes that may illegally ship their products into the United States for direct delivery to customers. These market participants will not have the added cost and expense of complying with U.S. regulations and taxes and as a result will be able to offer their product at a more competitive price than us and potentially capture market share. Moreover, should we be unable to sell certain of our products during any regulatory approval process we have no assurances that we will be able to recapture those customers that we lost to our foreign domiciled competitors during any “blackout” periods, during which we are not permitted to sell our products. This competitive disadvantage may have a material adverse effect on our business, results of operations and our financial condition.

We rely on a limited number of key employees and may experience difficulty in attracting and hiring qualified new personnel in some areas of our business.

The loss of any of our key employees could adversely affect our business. As a member of the tobacco industry, we may experience difficulty in identifying and hiring qualified executives and other personnel in some areas of our business. This difficulty is primarily attributable to the health and social issues associated with the tobacco industry. The loss of services of any key employees or our inability to attract, hire and retain personnel with requisite skills could restrict our ability to develop new products, enhance existing products in a timely manner, sell products or manage our business effectively. These factors could have a material adverse effect on our business, results of operations and financial condition.

Currently, we do not have key person life insurance on our executive officers or board members and may be unable to obtain such insurance in the near future due to high cost or other reasons. The loss of the services of any of our executive officers/key employees could have a material adverse effect on our business, if we are unable to find suitable replacements.

We may experience product liability claims in our business, which could adversely affect our business.

The tobacco industry in general has historically been subject to frequent product liability claims. As a result, we may experience product liability claims from the marketing and sale of e-cigarettes. Any product liability claim brought against us, with or without merit, could result in:

●	liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available;
●	an increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;
●	damage to our reputation and the reputation of our products, resulting in lower sales;
●	regulatory investigations that could require costly recalls or product modifications;
●	litigation costs; and
●	the diversion of management’s attention from managing our business.

Any one or more of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

If we experience product recalls, we may incur significant and unexpected costs and our business reputation could be adversely affected.

We may be exposed to product recalls and adverse public relations if our products are alleged to cause illness or injury, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures that could exceed our product recall insurance coverage limits and harm to our reputation, which could have a material adverse effect on our business, results of operations and financial condition. In addition, a product recall may require significant management time and attention and may adversely impact on the value of our brands. Product recalls may lead to greater scrutiny by federal or state regulatory agencies and increased litigation, which could have a material adverse effect on our business, results of operations and financial condition.

Product exchanges, returns and warranty claims may adversely affect our business.

If we are unable to maintain an acceptable degree of quality control of our products we will incur costs associated with the exchange and return of our products as well as servicing our customers for warranty claims. Any of the foregoing on a significant scale may have a material adverse effect on our business, results of operations and financial condition.

Adverse economic conditions may adversely affect the demand for our products.

E-cigarettes are new to market and may be regarded by users as a novelty item and expendable as such demand for our products may be extra sensitive to economic conditions. When economic conditions are prosperous, discretionary spending typically increases; conversely, when economic conditions are unfavorable, discretionary spending often declines. Any significant decline in economic conditions that affects consumer spending could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to adapt to trends in our industry.

We may not be able to adapt as the e-cigarette industry and customer demand evolves, whether attributable to regulatory constraints or requirements, a lack of financial resources or our failure to respond in a timely and/or effective manner to new technologies, customer preferences, changing market conditions or new developments in our industry. Any of the failures to adapt for the reasons cited herein or otherwise could make our products obsolete and would have a material adverse effect on our business, financial condition and results of operations.

 We may face liability for improper marketing, medical claims and labeling.

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

Moreover, if the FDA asserts we are a tobacco product, we may be required to follow federal and state tobacco labeling laws, and could face potential fines, sanctions, administrative actions, penalties and other liability, either civil and or criminal, for any violations thereof.

Any violation of law with respect to the Company’s marketing materials and or labeling could expose our company to liability including but not limited to fines, sanctions, administrative actions, penalties, civil actions and or criminal prosecution. And although our company maintains general liability insurance, our company’s insurance may not cover potential claims of this type or may not be adequate to indemnify our company for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our company’s business, results of operations and financial condition. (See “Government Regulation” beginning on page 7).

Internet security poses a risk to our e-commerce sales.

At present, we generate significant revenues through the sale of our products through our websites. We manage our websites and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, prospects, financial condition and results of operations. We rely on encryption and authentication technology licensed from other companies to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. For example the storage and loss of credit card numbers that may reside on our servers and be used directly by us or by our service suppliers (ex. merchant account processors). Our security measures may not prevent security breaches. Our failure to prevent these security breaches may result in consumer distrust and may adversely affect our business, results of operations and financial condition.

Our earnings could be adversely affected by currency exchange rates and currency devaluations.

The majority of our revenues are currently generated in U.S. dollars, however our manufacturers and suppliers are located in China. Fluctuations in exchange rates between our respective currencies could result in higher production and supply costs to us which would have an adverse effect on our profit margins and our business operation if we are not willing or able to pass those costs on to our customers or effectively hedge our currency exposure.

Moreover, if we attempt to hedge our risk in the currency markets and are unsuccessful and or if our competitors are more successful arbitraging the currency risk we may find ourselves at a competitive disadvantage to other market participants which would have a material adverse effect on our business operations.

The requirements of being a U.S. public company may strain our resources and divert management’s attention.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, the Securities and Exchange Act of 1934, and the rules and regulations adopted by the Securities and Exchange Commission and the Public Corporation Accounting Oversight Board. We anticipate that we will spend approximately $500,000 each year to comply with these rules. Further, compliance with various regulatory reporting requires significant commitments of time from our management and our directors, which reduces the time available for the performance of their other responsibilities. Our failure to track and comply with the various rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, lead to additional regulatory enforcement actions, and could adversely affect the value of our common stock.

We may experience difficulties in complying with Section 404 of the Sarbanes-Oxley Act in the future.

We are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by our management on, among other things, the effectiveness of our internal controls over financial reporting.  This assessment includes disclosure of any material weaknesses identified by our management in our internal controls over financial reporting.  As a smaller reporting company, we are exempt from the requirement that our independent registered public accounting firm issue an opinion on our internal controls over financial reporting.

We concluded that our internal controls over financial reporting were effective as of December 31, 2013; however, we do not expect internal controls over financial reporting to prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Failure of our internal control systems to prevent error or fraud could materially adversely impact us, could lead to restatements of our financial statements and investors not being able to rely on the completeness and accuracy of the financial information contained in our filings with the SEC, and could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or stockholder litigation.

Risks Related to Government Regulation

Changes in laws, regulations and other requirements could adversely affect our business, results of operations or financial condition.

In addition to the anticipated regulation of our business by the FDA, the recent announcement of the revised EU Tobacco Product Directive, and the possibility of regulation in the United Kingdom by the MHRA, our business, results of operations or financial condition could be adversely affected by new or future legal requirements imposed by legislative or regulatory initiatives, including, but not limited to, those relating to health care, public health and welfare and environmental matters. For example, in recent years, states and many local and municipal governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict, or discourage smoking; smoking in public buildings and facilities, stores, restaurants and bars; and smoking on airline flights and in the workplace. Furthermore, some states prohibit and others are considering prohibiting the sales of e-cigarettes to minors. Other similar laws and regulations are currently under consideration and may be enacted by state and local governments in the future. At present, it is not clear if e-cigarettes, which omit no smoke or noxious odors, are subject to such restrictions. If e-cigarettes are subject to restrictions on smoking in public and other places, our business, operating results and financial condition could be materially and adversely affected. New legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent such requirements increase the prices of goods and services because of increased costs or reduced availability. We cannot predict whether such legislative or regulatory initiatives will result in significant changes to existing laws and regulations and/or whether any changes in such laws or regulations will have a material adverse effect on our business, results of operations or financial condition.

We may be unable to afford to comply with FDA regulation and the EU Tobacco Product Directive.

The anticipated costs of complying with future FDA regulations as well as the EU Tobacco Product Directive will be dependent on the rules issued by the FDA and the European Parliament, respectively.  Since our products are manufactured by third parties, we anticipate that they will bear the initial investment of approval and will pass those costs to us through price increases. If we need to seek FDA approval, then based on several factors including either pre-market approval or 510K application, we estimate an application could take between 6 to 24 months with a cost of $100,000 to $2 million. If the device is deemed a drug and a device, we anticipate that the time and costs to comply with FDA regulations would be prohibitive to the future operations of our company and may have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with FDA regulatory requirements or the EU Tobacco Product Directive could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products.

Restrictions on the public use of e-cigarettes may reduce the attractiveness and demand for our e-cigarettes.

Certain states, cities, businesses, providers of transportation and public venues in the U.S. have already banned the use of e-cigarettes, while others are considering banning the use of e-cigarettes. If the use of e-cigarettes is banned anywhere the use of traditional tobacco burning cigarettes is banned, e-cigarettes may lose their appeal as an alternative to traditional tobacco burning cigarettes, which may reduce the demand for our products and, thus, have a material adverse effect on our business, results of operations and financial condition.

The FDA has issued an import alert which has limited our ability to import certain of our products.

As a result of FDA import alert 66-41 (which allows the detention of unapproved drugs promoted in the U.S.), U.S. Customs has from time to time temporarily and in some instances indefinitely detained products sent to us by our Chinese suppliers. If the FDA modifies the import alert from its current form which allows U.S. Customs discretion to release our products to us, to a mandatory and definitive hold we will no longer be able to ensure a supply of saleable product, which will have a material adverse effect on our business, results of operations and financial condition. We believe this FDA import alert will become less relevant to us as and when the FDA regulates e-cigarettes under the Tobacco Control Act.

The application of the Prevent All Cigarette Trafficking Act and/or the Federal Cigarette Labeling and Advertising Act to e-cigarettes would have a material adverse affect on our business.

At present, neither the Prevent All Cigarette Trafficking Act (which prohibits the use of the U.S. Postal Service to mail most tobacco products and which amends the Jenkins Act, which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws) nor the Federal Cigarette Labeling and Advertising Act (which governs how cigarettes can be advertised and marketed) apply to e-cigarettes. The application of either or both of these federal laws to e-cigarettes could result in additional expenses, could prohibit us from selling products through the internet and require us to change our advertising and labeling and method of marketing our products, any of which would have a material adverse effect on our business, results of operations and financial condition.

We may face the same governmental actions aimed at conventional cigarettes and other tobacco products.

Tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

●	the levying of substantial and increasing tax and duty charges;
●	restrictions or bans on advertising, marketing and sponsorship;
●	the display of larger health warnings, graphic health warnings and other labeling requirements;
●	restrictions on packaging design, including the use of colors and generic packaging;
●	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;
●	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;
●	requirements regarding testing, disclosure and use of tobacco product ingredients;
●	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;
●	elimination of duty free allowances for travelers; and
●	encouraging litigation against tobacco companies.

If e-cigarettes are subject to one or more significant regulatory initiates enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

If we have improperly marketed and distributed certain of our products in violation of FDA regulations we may be subject to disciplinary, actions, administrative actions, sanctions and fines.

We may be subject to disciplinary, administrative and or regulatory actions if the FDA and/or a court of proper jurisdiction determines that our products or the means by which we marketed and sold our products was affected without the proper regulatory approvals. Any such disciplinary, regulatory or administrative actions, fines and or sanctions which may have a material adverse effect on our operations, financial results and business prospects.

Changes in governmental regulation may affect the countries in which we sell our products.

Foreign jurisdictions have varying policies and laws with respect to the use of e-cigarettes that vaporize nicotine. Countries such as the United Kingdom do not restrict its use, while other countries, such as Thailand, have instituted a total ban. If countries such as the United Kingdom reverse their stance or should other countries that have a neutral stance move towards prohibition, it will have a direct impact on our ability to market our products and will have a material adverse effect on our business.

On February 26, 2014, the European Parliament approved the revised European Union (“EU”) Tobacco Product Directive (the “Tobacco Product Directive”) which (1) will cover e-cigarettes containing nicotine; (2) will require nicotine liquids to be sold in child- and tamper-proof packaging and contain only “ingredients of high purity”; (3) provides that e-cigarettes must deliver nicotine doses at “consistent levels under normal conditions of use” and come with health warnings, instructions for their use, information on “addictiveness and toxicity”, an ingredients list, and information on nicotine content; and (4) will require e-cigarette manufacturers to notify EU Member States before placing new products on the market, report annually to Member States on their sales volumes, types of users and their “preferences and trends”, and comply with any existing rules for cross-border advertising and promotion of tobacco products.  The new Tobacco Product Directive is scheduled to take effect in May 2014 and give Member States a two-year transition period to bring national legislation into line with the Tobacco Product Directive, with enforcement of the new rules first occurring in the first half on 2016. If these rules go into effect as planned, it could have a material adverse effect on our business, results of operations and financial condition.

In the United Kingdom, although subject to the Tobacco Product Directive, the MHRA has indicated that it believes that e-cigarettes should be regulated as medicines only.  This is not currently the law, but there is a possibility that such a law could be passed within the next 2-3 years.  If such law is passed, this will mean that e-cigarettes will not be able to be sold in the United Kingdom unless the product is licensed as a medicine.  To obtain such a license, it would have to be demonstrated that, on balance, there is a health benefit from the e-cigarettes, and the device is not harmful.

If our third-party suppliers or contract manufacturers do not maintain appropriate standards of manufacturing in accordance with GMP and other manufacturing regulations, our development and commercialization activities could suffer significant interruptions or delays.

We rely, and intend to continue to rely, on third-party suppliers and contract manufacturers to provide us with our products. These suppliers and manufacturers must continuously adhere to good manufacturing practice (“GMP”) as well as any applicable corresponding manufacturing regulations outside of the United States. In complying with these regulations, we and our third-party suppliers and contract manufacturers must expend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that our products meet applicable specifications and other regulatory requirements. Failure to comply with these requirements could result in an enforcement action against us, including warning letters, the seizure of products, suspension or withdrawal of approvals, shutting down of production and criminal prosecution. Any of these third-party suppliers or contract manufacturers will also be subject to audits by the FDA and other regulatory agencies. If any of our third-party suppliers or contract manufacturers fails to comply with GMP or other applicable manufacturing regulations, our ability to develop and commercialize our products could suffer significant interruptions and delays.

Risks Related to our Common Stock

Our common stock is quoted only on the OTC Bulletin Board (“OTCBB”), which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCBB. The OTCBB is a significantly more limited market than the New York Stock Exchange or the NASDAQ Stock Market. The quotation of our shares on the OTCBB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, holders of our securities may not find purchasers for our securities should they to desire to sell them. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits, which could lead to wide fluctuations in our share price. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are, compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our limited operating history, lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance.

Our board of directors is authorized to issue additional shares of our stock which would dilute existing shareholders.

We are currently authorized to issue up to 100,000,000 shares of common stock, of which 71,299,899 shares are currently issued and outstanding.  We intend to amend our Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 300,000,000, which amendment has already been approved by written consent of the majority stockholders and is expected to be effective by April 7, 2014. Additional shares of our common stock may be issued by our board of directors for such consideration as they may consider sufficient without seeking stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders.

Your percentage ownership of our common shares may be diluted by future share issuances.

To the extent we issue new shares to fund acquisitions, to raise additional capital, to compensate employees and other persons your percentage ownership of our shares will be diluted.

We do not intend to pay dividends for the foreseeable future, and you must rely on increases in the market prices of our common stock for returns on equity investment.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

The majority of our board does not consist of independent directors, which limits our ability to establish effective independent corporate governance procedures.

Our board is composed of seven directors, one of whom we have determined to be independent based on the NASDAQ listing rules.  Thus, the majority of our directors are not deemed independent, which is not a requirement since our common stock is not currently listed on a national securities exchange.  Accordingly, without a majority of independent directors on our board, our ability to establish effective corporate governance procedures to oversee functions such as audit, compensation and corporate governance is limited.  Furthermore, a majority of our directors, or four of the seven directors, are also executive officers of the Company.  This structure gives our executive officers significant control over all corporate issues and decisions.

In the absence of a majority of independent directors, our executive officers, most of whom are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof.  This could present the potential for a conflict of interest between us and our shareholders generally and the controlling officers, shareholders or directors.  Although we anticipate seeking new independent directors in the future, there can be no assurance as to whether or when we will be successful in appointing any new directors.

Item 1B.          Unresolved Staff Comments.

Not applicable.

Item 2.          Properties.

Properties

Victory maintains its corporate headquarters, having an area of approximately 2,500 square feet, at 11335 Apple Drive, Nunica, MI 49448, which we lease for $1,500 per month. The lease is on a month-to-month basis with no long term or other commitments or contracts. We believe our corporate offices are suitable and adequate to operate our business at this time. Our subsidiary, FIN, sub-leases its corporate offices, having an area of approximately 3,928 square feet, at 3414 Peachtree Road, N.E., Atlanta, GA 30326, for $5,460 per month, increasing to $5,625 per month on January 1, 2015. The lease commenced on January 1, 2013 and terminates on January 31, 2015. Our subsidiary, Vapestick leases an area of approximately 1,100 square feet, at 85A Stanmore Hall, Stanmore, United Kingdom HA73DZ, for $2,350 (1,400 sterling) per month, with a notification period of three months for termination.

Additionally, we house our inventory in a few distribution centers across the country on a month-to-month basis with no long term or other commitments or contracts. We are looking to lease additional solutions to house our inventory as it increases through our acquisitions and manufacturing.

We fully utilize our current premises.  At the same time, we are always looking for more efficient solutions and stronger infrastructures to support our operations.  We are currently exploring new integrated inventory, accounting, and operations ERP solutions to enable a stronger platform on which to rapidly scale the business.

Item 3.           Legal Proceedings

On June 22, 2012, Ruyan filed a lawsuit against our subsidiary FIN, as well as several other sellers and distributors of e-cigarettes, alleging patent infringement of certain U.S. patents (the “Patents”) under federal law. The lawsuit is Ruyan Investment Holdings Ltd. vs. Soterra, Inc., et. al.2:12 CV-05454-GAF-FFM and is pending in the United States District Court for the Central District of California. On March 6, 2014, following our acquisition of FIN, we were named as a defendant as well. On July 31, 2012, FIN filed an answer and counterclaims against Ruyan in the lawsuit.

On September 13, 2012, FIN filed a request for inter partes reexamination of the Patents by the U.S. Patent and Trademark Office, seeking to invalidate claims of the Patents. On October 15, 2012, FIN filed a motion to stay the lawsuit pending the outcome of its request for reexamination. On November 27, 2012, the U.S. Patent and Trademark Office granted FIN’s request for inter partes reexamination of the Patents and issued an Office Action to Ruyan. On January 28, 2013, and February 5, 2013, Ruyan filed responses to the Office Action. On February 25, 2013, the District Court granted FIN's motion to stay the lawsuit until the reexamination is complete. On February 27, 2013, FIN filed comments in the reexamination proceeding. No scheduling order or trial date has been entered and no discovery will take place while the lawsuit is stayed.

On July 24, 2013, FIN received a notice from the U.S. Patent and Trademark Office indicating that C.B. Distributors, Inc. and DR Distributors, LLC (“collectively, C.B. Distributors”), two of FIN's co-defendants in the lawsuit, had filed a request for inter partes review of the Patents and that FIN’s reexamination proceeding was stayed. On December 30, 2013, FIN became aware that the U.S. Patent and Trademark Office had issued a decision to institute an inter partes review of the Patents between C.B. Distributors and Ruyan.  FIN’s reexamination and the lawsuit remain stayed pending the C.B. Distributors’ inter partes review. The Company intends to continue to defend itself against this lawsuit.

Such patent lawsuit as well as any other potential future third party lawsuits alleging our infringement of patents, trade secrets or other intellectual property rights could force us to do one or more of the following:

●	stop selling products or using technology that contain the allegedly infringing intellectual property;
●	incur significant legal expenses;
●	pay substantial damages to the party whose intellectual property rights we may be found to be infringing;
●	redesign those products that contain the allegedly infringing intellectual property; or
●	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available to us on reasonable terms or at all.

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. Other than as described above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.           Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, par value $0.001 (the “Common Stock”) trades on the OTCBB under the symbol ECIG. Prior to July 15, 2013, our common stock was listed under the symbol TCKM. The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	2013
	High	Low
1st Quarter ended March 31, 2013 (1)	N/A	N/A
2nd Quarter ended June 30, 2013	$0.57	0.40
3rd Quarter ended September 30, 2013	$60.00	0.56
4th Quarter ended December 31, 2013	$27.50	5.05

(1)  A public market for our common stock did not exist prior to June 12, 2013.

Holders

As of March 28, 2014, there were approximately 168 holders of record of our common stock. However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street” name through brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have never declared or paid dividends on our Common Stock, and our board of directors does not intend to declare or pay any dividends on the Common Stock in the foreseeable future. Our earnings are expected to be retained for use in expanding our business. The declaration and payment in the future of any cash or stock dividends on the Common Stock will be at the discretion of the board of directors and will depend upon a variety of factors, including our future earnings, capital requirements, financial condition and such other factors as our board of directors may consider to be relevant from time to time.

Securities Authorized For Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” for the information required by this item.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2013.

Item 6.          Selected Financial Data.

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 7.          Management Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2013 and 2012 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Overview

We are engaged in the business of marketing and distributing a product for smokers to “smoke” nicotine without the fire, flame, tobacco, tar, carbon monoxide, ash, stub, smell and all the other chemicals found in traditional cigarettes. We believe that we provide our consumers an opportunity to smoke without the social stigmas increasingly associated with cigarettes. We compete in a highly competitive market including other e-cigarette marketing companies, as well as traditional tobacco companies. In a highly fragmented market, we believe that it is key that we continue to build brand awareness through increased advertising and marketing strategies, as well as to continue to develop our supply chain and fulfillment capabilities.

Significant Developments In 2013

Reverse Merger

We were incorporated in the state of Nevada on May 19, 2004 as Teckmine Industries, Inc. On June 25, 2013, pursuant to a share exchange agreement, we acquired Victory Electronic Cigarettes, Inc., a Nevada corporation (“VEC”), in which the existing stockholders of VEC exchanged all of their issued and outstanding shares of common stock for 32,500,000 shares of our common stock (the “Reverse Merger”). After the consummation of the Reverse Merger, stockholders of VEC owned 60.9% of our outstanding common stock. As a result of the Reverse Merger, VEC became our wholly owned subsidiary. For accounting purposes, the Reverse Merger was treated as a reverse acquisition with VEC as the acquirer and Teckmine Industries as the acquired party.

 On July 11, 2013, we changed our name to “Victory Electronic Cigarettes Corporation”.

Private Placements

On March 25, 2013, we issued four convertible promissory notes dated January 31, 2013 and totaling $200,000 and issued five-year warrants dated January 31, 2013 to purchase 50,000 shares of Common Stock to each of the four parties issued the convertible notes. The notes carried an interest rate of 12% and were due on January 31, 2014 and the notes and warrants were convertible into Common Stock at the share price offered in the private placement that was occur prior to the Reverse Merger and is described in the following paragraph (i.e. $0.25 per share). Accrued interest on the notes was payable or convertible at any time determined by the holders or at maturity.  On January 31, 2014, the notes were converted into 800,000 shares of Common Stock and the accrued interest was paid in cash.

On June 25, 2013, we completed a private placement with investors for the sale of 10,000,000 shares of Common Stock at $0.25 per share for total net proceeds of $2,200,000.

On November 4, 2013, we entered into private placement subscription agreements with three persons and issued three notes in the aggregate principal amount of $2,475,000, which carried an interest rate of 6% and were due on January 1, 2014, and were convertible into Common Stock at $0.50 per share.  On the issue date, the investors converted one third of the face value of the notes into 1,650,000 shares of Common Stock. At December 31, 2013, $1,200,000 of the notes were repaid and on January 1, 2014, the remaining balance of $450,000 was repaid in full.

Agreements with Fields Texas Limited LLC's affiliate, E-Cig Acquisition Company LLC

On December 30, 2013, we entered into a comprehensive partnership agreement (the “Agreement”) with Fields Texas Limited LLC's affiliate, E-Cig Acquisition Company LLC (“Fields Texas”) pursuant to which Fields Texas will act as the exclusive agent of the Company to secure sales and distribution agreements of the Company’s products with various retailers and distributors both in the United States and internationally. Fields Texas will also support our acquisition, product development, marketing, pricing and promotional efforts both in the United States and internationally. Upon the execution of the Agreement, the Company issued Fields Texas warrants to purchase 6,975,000 shares of Common Stock at an exercise price of $9.05 per share.  The Company also paid Fields Texas a $200,000 development fee to offset initial start-up costs and expenses.

Pursuant to the Agreement, we will pay Fields Texas ongoing commissions on the net sales of our products sold through the sales and distribution agreements secured by Fields Texas. In addition, for every $10,000,000 in annual net sales realized through the sales and distribution agreements secured by Fields Texas, up to an aggregate of $100,000,000 in annual net sales realized, we will issue Fields Texas five-year warrants (the “Warrants”) to purchase 530,000 shares of Common Stock at an exercise price equal to the closing price on the date the warrants are issued.

The exercise prices of the Warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes and dilutive issuances. The holders of the Warrants have piggyback registration rights.

For a merger or acquisition, strategic partnership, joint venture, licensing or similar transaction that Fields Texas facilitates, we will pay a one-time fee equal to 5% of the purchase price paid in the same form of consideration as used in the transaction.  To date, we have paid Fields Texas a commission of $500,000 and issued five-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $10.00 per share in connection with the FIN acquisition, and will pay Fields Texas an additional $750,000 as commission upon our repaying of the Promissory Notes as described below.

The term of the Agreement is for three years and will automatically be renewed for successive periods upon achieving annual net sales targets.

Results of Operations

Year ended December 31, 2013 compared with year ended December 31, 2012

Revenues

Revenues for the years ended December 31, 2013 and 2012 were $3,102,729 and $1,470,204, respectively, an increase of $1,632,525 or approximately 111%. The increase in sales is primarily attributable to increases in online sales to new and recurring customers and sales to retail and wholesale sources, as a result of our increase in distributors and in marketing in 2013.

Cost of goods sold for the years ended December 31, 2013 and 2012 were $1,288,914 and $526,300, respectively, an increase of $762,614 or approximately 145%. The increase is primarily due to an increase in sales as well as a change in product mix to higher distributor and wholesaler sales, which have lower gross margin than our online sales to consumers. Management believes that cost of goods sold and shipping expense as a percent of net sales will maintain or marginally improve with increased scale and efficiency.

Operating Expenses

Distribution marketing and advertising expenses for the years ended December 31, 2013 and 2012 were $8,051,411 and $323,167, respectively, an increase of $7,728,244. During the year ended December 31, 2013, we continued various advertising campaigns to increase both online and point of sale brand awareness. The increase is primarily attributable to the issuance of warrants.

Personnel costs for the years ended December 31, 2013 and 2012 were $1,212,442 and $616,165, respectively, an increase of $596,277 or approximately 96%.  The increase is attributable to the hiring of additional administrative and sales staff.

Professional fees for the years ended December 31, 2013 and 2012 were $582,269 and $8,573, respectively.  The increase is primarily due to the additional cost associated with the Reverse Merger on June 25, 2013 as well as ongoing legal and accounting fees.

General and administrative cost for the years ended December 31, 2013 and 2012 were $478,345 and $124,785, respectively.  The increase is primarily due to cost associated with general administrative fees, insurance, telecommunications, printing, supplies and other miscellaneous items.

Selling expenses for years ended December 31, 2013 and 2012 were $396,646 and $144,682, respectively, an increase of $251,964. This increase is primarily due to the increase in retail sales.

Merchant account fees for years ended December 31, 2013 and 2012 were $167,171 and $55,576, respectively, an increase of $111,595 or approximately 201%.  This increase is primarily due to merchant charges related to the increase in credit card sales.

Research and development cost for the years ended December 31, 2013 and 2012 were $0 and $79,360, respectively. We recognize costs related to package and molding designs as research and development costs. Research and development activity is expected to increase as we begin to develop new and innovative products. However, we currently record such expenses under general and administrative costs.

Other Expense

Interest expense for the years ended December 31, 2013 and 2012 were $353,089 and $30,140, respectively. The increase was attributable to the interest paid on the convertible notes issued by the Company in 2013.

Net loss

The net loss for the years ended December 31, 2013 and 2012 were $9,427,558 and $478,170, respectively. The net loss per common share for the years ended December 31, 2013 and 2012 were $0.20 and $0.01, respectively.

Liquidity and Capital Resources

As of December 31, 2013, we had cash of $2,081,963 and working capital of $60,608 as compared to cash of $17,438 and a working capital deficit of $517,289 as of December 31, 2012.  We estimate our operating expenses for the next 12 months will be $30,000,000, consisting primarily of headcount and infrastructure costs, sales and marketing expenditures, research and development, and general and administrative costs. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings.  Due to market conditions and the early stage of our operations, there is considerable risk in our company being able to consummate debt and equity financings and on terms that are not overly dilutive to our existing shareholders.  We can offer no assurance that we will be able to raise additional capital on acceptable terms or at all.

On June 25, 2013, we completed a private placement with investors for the sale of 10,000,000 shares of Common Stock at $0.25 per share for total net proceeds of $2,200,000.

On July 29, 2013, the Company entered into a loan repayment agreement with a note holder, pursuant to which the Company paid the $250,000 balance owed and accrued interest of $5,000 for a note that matured on January 31, 2014, in exchange for the note holder agreeing to cancel 1,600,000 shares of the Company’s common stock.

On November 4, 2013, we entered into private placement subscription agreements with three persons and issued three notes in the aggregate principal amount of $2,475,000.  Immediately upon the issuance of the notes, our Company issued an aggregate of 1,649,999 common shares to such persons following which the aggregate principal amount of the notes was reduced to $1,650,000.  Each note bears interest at 6% per annum and matures on January 1, 2014.  These notes were paid in full on February 6, 2014.

On January 7, 2014, January 14, 2014, and January 31, 2014, we completed and exercised the oversubscription amount allowed of “best efforts” private offering of up to $10,000,000 in 15% Senior Secured Convertible Promissory Notes (the “Notes”) (the “First Offering”), with a group of accredited investors (the “Purchasers”) for total net proceeds to the Company of $10,505,790 after deducting placement agent fees and other expenses. Pursuant to a securities purchase agreement with the Purchasers (the “Purchase Agreement”), we issued to the Purchasers (i) $11,325,000 aggregate principal amount of Notes and (ii) warrants (the “Warrants”) to purchase shares (the “Warrant Shares” and together with the Notes and the Warrants, the “Securities”) of Common Stock at an exercise price of $5.00 per share. Each note bears interest at 15% per annum and matures on January 7, January 14, or January 31, 2015.

On February 28, 2014, we completed a “best efforts” private offering of up to $16,050,000 in principal amount of Notes (the “Second Offering” and together with the First Offering, the “Offerings”) with a group of accredited investors (the “Purchasers”) for total net proceeds to the Company of $14,919,000 after deducting placement agent fees and other expenses. Pursuant to a Purchase Agreement with the Purchasers, we issued to the Purchasers (i) $16,050,000 aggregate principal amount of Notes and (ii) warrants (the “Warrants”) to purchase shares (the “Warrant Shares” and together with the Notes and the Warrants, the “Securities”) of our Common Stock at an exercise price of $5.00 per share. Each note bears interest at 15% per annum and matures on February 28, 2015.

Cash Flows

Operating activities for the year ended December 31, 2013 used cash of $2,060,029 compared to $9,562 for the year ended December 31, 2012, an increase of $2,050,467. This increase was primarily due to an increase in losses between the two periods. Our cash flows from investing activities were $29,385 and $0 for the years ended December 31, 2013 and 2012, respectively, an increase of $29,385 primarily due to expenditures in furniture, fixtures and equipment.  Our cash flows from financing activities were $4,153,939 and $20,641 for the years ended December 31, 2013 and 2012, respectively, an increase of $4,133,298 primarily due to the proceeds from the sales of common stock and convertible notes discussed above.

Subsequent Events

Acquisitions

Acquisition of Vapestick

On January 9, 2014, we completed the acquisition of all of the issued and outstanding ordinary shares of Vapestick Holdings Limited, a company incorporated under the laws of England and Wales (“Vapestick”), pursuant to a Share Exchange Agreement by and between us, Vapestick and all of the shareholders of Vapestick (the “Shareholders”) dated December 15, 2013 (the “Exchange Agreement”).

Pursuant to the terms of the Exchange Agreement, we acquired all issued and outstanding shares of Vapestick from its Shareholders in consideration for (a) an aggregate cash payment of £3,500,000 (approximately $5.74 million) and (b) the issuance of 6,595,900 shares of our Common Stock.

Acquisition of FIN

On February 28, 2014, (the “Closing Date”), we completed the acquisition (the “Merger”) of FIN Electronic Cigarette Corporation, Inc., a Delaware corporation (“FIN”), through a merger with and into VCIG LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("VCIG"), pursuant to the Agreement and Plan of Merger dated February 12, 2013, by and among the Company, VCIG, FIN, and Elliot B. Maisel, as representative of the FIN stockholders (the “Merger Agreement”).

Pursuant to the terms of the Merger Agreement, and on the Closing Date, we acquired all issued and outstanding shares of FIN from its shareholders (the “FIN Shareholders”) in consideration for an aggregate of 10,000,000 shares of Common Stock (the “Merger Shares”). Additionally, on the Closing Date we paid $10 million of certain indebtedness and liabilities of FIN and its subsidiaries and issued $15 million of promissory notes (the “Promissory Notes”) to satisfy other indebtedness and liabilities of FIN and its subsidiaries. The Promissory Notes become due 90 days from the date of issuance, on May 29, 2014, and accrue interest at a rate of 10% per annum. We may prepay the Promissory Notes without penalty. If we fail to pay off the Promissory Notes in full by June 9, 2014, for every subsequent day the Promissory Notes are not paid in full, we will issue up to 12,500 shares of Common Stock per day, dependent on the outstanding principal amount at that time, but no more than a total 500,000 share of Common Stock, to the note holders as a penalty payment (the “Late Payment Shares”).

In connection with the Merger, the Company entered into a registration rights agreement (the “FIN Registration Rights Agreement”) with the FIN Shareholders, pursuant to which we agreed to register all of the Merger Shares and the Late Payment Shares, if any (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC within 30 calendar days (the “Filing Date”) of receiving FIN’s audited financial statements for the year ended December 31, 2013 and information reasonably needed by the Company to prepare pro forma financial statements as of the day prior to the Closing Date, subject to the satisfaction of the registration rights of the Purchasers, and to cause the Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Effective Date”).

If the Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages to the FIN Shareholders in cash in the amount equal to 2% of the value of the Merger Shares on the Closing Date for each 30-day period for which the Company is non-compliant.

Private Placements

On January 7, 2014, January 14, 2013, and January 31, 2014, we completed a “best efforts” private offering of $11,325,000 aggregate principal amount of 15% Senior Secured Convertible Promissory Notes (the “Notes”) and warrants (the “Warrants”) to purchase shares of Common Stock at an exercise price of $5.00 per share (the “First Offering”), with a group of accredited investors (the “Purchasers”) for total net proceeds to the Company of $10,505,790 after deducting placement agent fees and other expenses.

On February 28, 2014, we completed another “best efforts” private offering of $16,050,000 aggregate principal amount of Notes and Warrants (the “Second Offering” and together with the First Offering, the “Offerings”) with a group of accredited investors (the “Purchasers”) for total net proceeds to the Company of $14,919,000 after deducting placement agent fees and other expenses.

Notes

The Notes are due on the first anniversary of their respective issuance dates (the “Maturity Date”) if not converted prior to the Maturity Date and accrue interest at a rate of 15% on the aggregate unconverted and outstanding principal amount, payable in cash on a quarterly basis. The shares of Common Stock issuable upon conversion of the Notes shall equal: (i) the principal amount of the Note divided by (ii) $5.00. The conversion price for the Notes is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. The Notes may be prepaid in whole or in part at any time for 115% of the outstanding principal and accrued interest.

Warrants

The Warrants issued in the Offerings are exercisable for an aggregate of 5,475,000 shares of the Company’s Common Stock. The Warrants are exercisable for a period of five years from their respective issue dates. The exercise price with respect to the Warrants is $5.00 per share. The exercise price for the Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

Registration Rights Agreement

In connection with the sale of the Notes and Warrants in the Offerings, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which we agreed to register all of the shares of our Common Stock underlying the Notes and the Warrants (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC within 45 calendar days following the filing of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Filing Date”) and to cause the Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Filing Date”).

If the Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages to each Purchaser in the amount equal to 2% of the purchase price paid for the Notes and Warrants then owned by such Purchaser for each 30-day period for which the Company is non-compliant.

Security Agreement

As collateral security for all of the Company’s obligations under the Purchase Agreement and related documents executed in connection with the Offerings, the Company granted the Purchasers a first priority security interest in all of the Company’s assets pursuant to the terms of the Security Agreement entered into between the Company and the Purchasers (the “Security Agreement”).

Off-Balance sheet arrangements

There were no off-balance sheet arrangements for the period ended December 31, 2013.

Critical Accounting Policies

Revenue Recognition

Revenue is derived from product sales and is recognized upon shipment to the customer.  Direct sales to individual customers are recognized within internet sales in the accompanying consolidated statements of income, while all sales to retailers and distributors are recognized within retail and wholesale revenues.  Returns are accepted, but are not significant to the Company’s overall operations.  As such, no reserve for sales returns and allowances has been determined necessary by management at both December 31, 2013 and 2012.  Payments received by the Company in advance are recorded as deferred revenue until the merchandise has shipped to the customer.

Accounts Receivable

Accounts receivable, primarily from retail and wholesale customers or third-party internet brokers, are reported at the amount invoiced.  Payment terms vary by customer and may be subject to an early payment discount. Management reviews accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible.  An overall allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends.  Management judgments and estimates are used in connection with establishing the allowance in any accounting period.  Changes in estimates are reflected in the period they become known.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  As of December 31, 2013 and December 31, 2012, the Company expects the amount of any potentially uncollectible receivables to be insignificant and therefore no allowance for doubtful accounts that has been determintd necessary by management. For the years ended December 31, 2013 and December 31, 2012, no accounts receivable were written off.

Inventory

Inventory, which consists of ready for sale disposable and rechargeable e-cigarettes, batteries, cartomizers and other accessories, is carried at the lower of cost or fair market value.  Cost is determined using the first-in, first-out method.  Judgments and estimates are used in determining the likelihood that goods on hand can be sold to customers. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, inventory write-downs may be required.

Prepaid inventory consists of deposits paid for inventory to be manufactured by a third-party overseas supplier or inventory which is in-transit and the Company has not yet received title for the goods.

Employee Stock Based Compensation

The Company awards stock based compensation as an incentive for employees to contribute to the Company’s long-term success.  The Company accounts for employee stock based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”), which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued on the date of grant.  Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards and the Company’s expected common stock price volatility.  The assumptions used in calculating the fair value of stock compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment.  As a result, if factors change and the Company deems it necessary to use different assumptions, stock compensation expense could be materially different from what has been recorded in the current period.

ASC 718 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

Non-Employee Stock Based Compensation

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718, at either the fair value of the services or the instruments issued in exchange for such services (based on the same methodology described for employee stock based compensation), whichever is more readily determinable.

Income Taxes

Prior to the conversion to a corporation on March 8, 2013, the Company acted as a pass-through entity for tax purposes.  Accordingly, the consolidated financial statements do not include a provision for federal income taxes prior to the conversion.  The Company’s earnings and losses were included in the previous members’ personal income tax returns and the income tax thereon, if any, was paid by the members.

The Company now files income tax returns in the United States, which are subject to examination by the tax authorities in that jurisdiction, generally for three years after the filing date. Income taxes are provided for under the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The calculation of the Company’s tax liabilities for uncertain income tax positions based on estimates of whether, and the extent to which, additional taxes will be required.

In assessing the possible realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In making this assessment, management does not believe that it is more likely than not that the Company will realize the benefits of the net deferred tax assets as of December 31, 2013. This determination was based on cumulative net losses as of the balance sheet date.

Fair Value Measurements

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, generally accepted accounting principles establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

Level 1 - Observable inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

Level 2 - Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the same term of the financial instrument; and

Level 3 - Unobservable inputs to the valuation methodology in which there is little or no market data and which are significant to the fair value measurement.

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Recent Accounting Pronouncements

In July 2013, the FASB issued guidance on the Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under the guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, noting several exceptions. This guidance is effective for fiscal and interim reporting periods beginning after December 15, 2013. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 8.   Financial Statements and Supplementary Data.

The financial statements, notes to the financial statements and report of the Company’s independent registered accountant required to be filed in response to this Item 8 begin on page F-1.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, and concluded that our internal controls over financial reporting were effective as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 1992 Framework, which consists of five interrelated components derived from the way management runs a business. These five components are: (i) control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth quarter of the fiscal year ended December 31, 2013 covered by this Annual Report on Form 10-K, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Our executive officers, directors and other significant employees and their ages and positions are as follows:

Name	Age	Position	Date First Elected or Appointed

Brent David Willis	53	Chief Executive Officer, President, Secretary and Director	June 25, 2013
Robert Hartford	67	Chief Financial Officer and Treasurer	July 9, 2013
Elliot B. Maisel	59	Vice Chairman and Lead Director	February 29, 2014
Marc Hardgrove	40	Chief Creative Innovation Officer and Director	June 25, 2013
Michael Clapper	42	President – International and Director	January 9, 2014
James P. Geiskopf	53	Director	June 25, 2013
William R. Fields	63	Director	December 30, 2013
Paul Herman	42	Director	January 9, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Brent David Willis has served as the Chief Executive Officer, President, Secretary and a director of our Company since June 25, 2013.  From June 2012 until June 2013, Mr. Willis served as Chief Operating Officer of Victory Electronic Cigarettes, Inc.  From 2009 to 2013, Mr. Willis served as the Chairman and Chief Executive Officer of Liberty Ammunition Inc., a private lead-free ammunition company.  From 2008 to present, Mr. Willis has served as the Chairman of Throwdown Industries Inc., a private mixed martial arts company.  From 2008 to 2009, Mr. Willis was the Chairman and Chief Executive Officer of Vascular Technologies, Inc., a private medical device company.   Mr. Willis served as the Chief Executive Officer and on the board of directors of Cott Corporation (NYSE; COT), a retail brand beverage company, from 2006 to 2008 and on the board of directors for the American Beverage Association.  From 2002 to 2006, Mr. Willis was the Global Chief Commercial Officer, President, and on the board of management for Anheuser-Busch InBev SA/NV (NYSE: BUD) AmBev (NYSE: ABV).  At InBev, he developed and implemented growth initiatives and acquisitions.  From 1996 through 2001, Mr. Willis served as a President in Latin America for the Coca-Cola Company.  From 1987 through 1996, Mr. Willis worked for Kraft Foods, Inc., where he managed a number of Kraft’s brands, developed their category management system in the United States, led acquisitions and joint ventures in Japan, Korea, Indonesia and others, and helped launch the Kraft brand in China.  Mr. Willis obtained a Bachelors of Science in Engineering from the United States Military Academy at West Point in 1982 and obtained a Masters in Business Administration from the University of Chicago in 1991.

We believe Mr. Willis is qualified to serve on our board of directors because of his education and business experiences, including his experience as a director of Victory Electronic Cigarettes, Inc., as described above.

Robert Hartford has served as the Chief Financial Officer of the Company since July 9, 2013.  Mr. Hartford has over 30 years of experience in financial management, operations, sales and marketing. From 2001 to 2011 he acted as President of Hartford Financial Inc, providing financial management services to various small and medium size companies in the medical, manufacturing, service and education industries.  Prior to assuming his role as Chief Financial Officer for Victory Electronic Cigarettes, Mr. Hartford operated as the Chief Financial Officer and Board Member from 2009 to 2013 for Orthopedic Designs North America Inc., an orthopedic trauma medical device company. Mr. Hartford is an Accounting graduate of the University of South Florida.

Elliot B. Maisel has served as the Vice Chairman and Lead Director of the Company since February 28, 2014. Since 2011, he has been the chairman and chief executive officer of FIN Branding Group, LLC, a subsidiary of FIN, which on February 28, 2014, was acquired by the Company. Mr. Maisel has spent the last 30 years building and developing successful companies throughout the United States. Since 1985 he has also served as the chairman and chief executive officer of Gulf Distributing Holdings, LLC, a wholesale beverage distribution company.  Mr. Maisel holds a bachelor’s degree from the University of Alabama, where he studied real estate.

Mr. Maisel’s qualifications to serve on our board of directors include his management experience in FIN.

Marc Hardgrove has served as the Chief Creative Innovation Officer and a director of our Company since June 25, 2013.  Marc Hardgrove is a co-founder of Victory Electronic Cigarettes, Inc., and from November 2010 to present, Mr. Hardgrove has served as the Chief Executive Officer of Victory Electronic Cigarettes, Inc.  In 1997, Mr. Hardgrove co-founded Jumpline Inc., a private web hosting company and served as Vice President for nine years from 1999 to 2007.  Jumpline Inc. expanded from a start-up to be a large web hosting company in the United States.  Jumpline Inc. has customers in 97 countries and hosts over 150,000 websites around the world.  Mr. Hardgrove is a major equity holder of Jumpline Inc. and currently sits on the board of directors for the company.  In 2006, Mr. Hardgrove co-founded a web2.0 business called Next Net Media LLC. Next Net Media LLC is a private search engine optimization company in the United States that manages search results for over 5,000 small businesses.  Mr. Hardgrove sits on the Next Net Media LLC board of directors and continues to own a significant equity stake in the limited liability company.  Mr. Hardgrove is a graduate of The Ohio State University (1994) with a double major in Business-Marketing and Finance.

We believe Mr. Hardgrove is qualified to serve on our board of directors because of his education and business experiences, including his experience with Victory Electronic Cigarettes, Inc., as described above.

Michael Clapper has served as the Co-Founder and Executive Chairman of the Vapestick Holdings Limited group of companies from 2010 to 2013.   Mr. Clapper is a regular e-cigarette industry commentator on U.K. radio and television.  He has also served on the board of the European Electronic Cigarette Industry Trade Association (ECITA) since 2011.  In 2009, Mr. Clapper formed Clapper Ventures LLP, a private equity fund with investments in financial services, consumer products and internet marketing companies.  Mr. Clapper has served as Chair of Clapper Ventures LLP since its founding.  From 1991- 2009 Mr. Clapper was the Founder and Chief Executive Officer of Enterprise Group, a U.K.-based company which grew to become one of the U.K.'s largest distributors of mortgages and loans.  In 2007, Enterprise Group was ranked the U.K.'s 31st fastest growing private company by The Sunday Times “Fast Track 100”.  Mr. Clapper was voted “Business Leader of the Year” at the British Mortgage Awards in 2008.

We believe Mr. Clapper is qualified to serve on our board of directors because of his education and business experiences, including his experience with Vapestick Holdings Limited, as described above.

James P. Geiskopf has served as a director of our Company since June 25, 2013. James P. Geiskopf has 32 years of experience in the car rental industry.  From 1975 to 1986, Mr. Geiskopf was the Chief Financial Officer of Budget Rent a Car of Fairfield California.  From 1986 to 2007, Mr. Geiskopf was the President and Chief Executive Officer of Budget Rent a Car of Fairfield California.  In 2007, Mr. Geiskopf successfully sold the franchise and its four locations.  Mr. Geiskopf served on the board of directors of Suisun Valley Bank from 1986 to 1993.  The bank was successfully sold to a larger institution in 1993.  Mr. Geiskopf also served on the board of directors of Napa Valley Bancorp from 1991 to 1993.  The bank holding company was successfully sold to a larger institution in 1993.  Mr. Geiskopf was the President and director of the Resource Group from 2007 to 2009, a resource company quoted on the OTC-BB with a class of shares registered under the Exchange Act.  Mr. Geiskopf was President, Secretary, Treasurer, and director of Search By Headlines.com from 2011-2012, a company quoted on the OTC-BB with a class of shares registered under the Exchange Act.

We believe Mr. Geiskopf is qualified to serve on our board of directors because of his education and business experiences, including his experience with other public companies, as described above.

William R. Fields has served as a director of our Company since December 30, 2013. Mr. Fields is currently Chairman of Fields Texas Limited LLC and Four Corners Sourcing International. In addition, Mr. Fields is also a General Partner of Origentics Rejuvenation Centers and Managing Partner of Strategic Brands LLC. Previously, Mr. Fields served as Chairman and Chief Executive Officer of Factory 2-U Stores, Inc. from 2002 to 2003, President and Chief Executive Officer of Hudson’s Bay Company from 1997 to 1999 and as Chairman and Chief Executive Officer of Blockbuster Entertainment Group, a division of Viacom, Inc., from 1996 to 1997. Mr. Fields has also held numerous positions with Wal-Mart Stores, Inc., which he joined in 1971. He left Wal-Mart in March 1996 as President and Chief Executive Officer of Wal-Mart Stores Division, and Executive Vice President of Wal-Mart Stores, Inc. Mr. Fields has also served as a director of the following companies during the past five years: Lexmark International, Biosara Corporation, as Chairman, since 2009, Graphic Packaging Corporation from 2005 to 2008, Sharper Image Corporation from 2006 to 2008, and VitaminSpice LLC from 2009 to 2010.

Mr. Fields’ qualifications to serve on our board of directors include his significant executive management experience.

Paul Herman is the Chief Executive Officer of Bluebox Corporate Finance Limited, a boutique investment banking firm that he co-founded in 2012.  From 2000 to 2012, Mr. Herman was a partner with Cavendish Corporate Finance LLP, a U.K. independent firm advising on sell side M&A for mid-market companies, becoming one of the Senior Partners of the firm in 2007 and serving on the Executive Committee since 2010.  While at Cavendish Corporate Finance LLP, Mr. Herman advised on the sale of dozens of businesses across a variety of industries.  From 1997 to 2000 Mr. Herman was Associate Director on the private equity team of Nikko Europe, a Japanese securities firm with a focus on originating and executing private equity transactions. From 1994 to 1997 Mr. Herman was a chartered accountant with PriceWaterhouseCoopers.  Mr. Herman received his B.S. degree in Computer Science and Accounting from Manchester University.

Mr. Herman’s qualifications to serve on our board of directors include his significant financial experience.

Term of Office

Each director of our company is to serve for a term of one year ending on the date of subsequent annual meeting of stockholders following the annual meeting at which such director was elected. Notwithstanding the foregoing, each director is to serve until his successor is elected and qualified or until his death, resignation or removal. Our board of directors is to elect our officers and each officer is to serve until his successor is elected and qualified or until his death, resignation or removal.

Board Committees

Our Board of Directors currently has the following committees.

Audit - Paul Herman*, James P. Geiskopf
Compensation – Marc Hardgrove*, James P. Geiskopf
Governance – James P. Geiskopf*, William Fields

*- Indicates Committee Chair

We do not have an audit committee financial expert serving on our Board of Directors as we are not currently required to have an audit committee since our common stock is not currently listed on a national securities exchange. Should our common stock be listed on a national securities exchange, we will look to identify a board member as an audit committee financial expert to fulfill any exchange requirements.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Family Relationships

There are no relationships between any of the officers or directors of the Company.

Director Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Our Code of Business Conduct and Ethics is filed as Exhibit 14.1 to our annual report on Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 2008. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Victory Electronic Cigarettes Corporation, 11335 Apple Drive, Nunica, Michigan 49448.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2013, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis, with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Form	Description
William R. Fields	3	Was not filed timely following the appointment as a Director.

Item 11. Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2013, and 2012 in all capacities for our executives, including the Chief Executive Officer and Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Brent D. Willis (1)	2013	142,308	-	-	150,000	-	-		292,308
Chief Executive Officer,	2012	100,000	-	-	-	-	-	-	100,000
President and Secretary

Robert Hartford (2)	2013	71,154	-	-	50,000	-	-	-	121,154
Chief Financial Officer and Treasurer	2012	-	-	-	-	-	-	-	-

Marc Hardgrove (3)	2013	106,731	-	-	-	-	-	-	106,731
Chief Creative Innovations Officer	2012	150,000	-	-	-	-	-	-	150,000

Nathan Woods (4)	2013	-	-	-	-	-	-	-	-
Former Chief Executive Officer and President	2012	-	-	-	-	-	-	-	-

(1)
Mr. Willis was appointed as Chief Executive Officer, President and Secretary on June 25, 2013.  The amount set out in the table above for Mr. Willis for the year 2012 and for 2013 up to June 25, reflects compensation paid by Victory Electronic Cigarettes, Inc., which became our wholly-owned subsidiary on June 25, 2013.

(2)	Mr. Hartford was appointed Chief Financial Officer and Treasurer on July 9, 2013. Mr. Hartford received compensation prior to July 9, 2013 from the Company for services rendered as a consultant.
(3)
Mr. Hardgrove was appointed as Chief Creative and Innovation Officer on June 25, 2013. The amount set out in the table above for Mr. Hardgrove for the year 2012 and for 2013 up to June 25, reflects management fees paid by Victory Electronic Cigarettes, Inc., which became our wholly-owned subsidiary on June 25, 2013.

(4)
Mr. Woods resigned from his position as Chief Executive Officer and President on June 25, 2013. Mr. Woods received no compensation for his services as an employee for the year 2012 and for 2013 up to June 25. We did not have an employment agreement with Mr. Woods. He received no compensation upon his termination or the change of control.

Employment Agreements

Employment Agreement with Brent Willis

On June 25, 2013, we entered into an employment agreement with Brent Willis whereby we agreed to employ Brent Willis as our Chief Executive Officer.

Pursuant to the terms of the agreement, we agreed to pay Mr. Willis a base salary of $200,000 per annum subject to annual review commencing January 1, 2014.  The base salary for the 2013 calendar year shall be based upon an amount of $200,000 pro-rated from June 25, 2013, which was $92,308.  In January of each year starting in 2014, the board of directors will determine if a salary adjustment increase is warranted for Mr. Willis and shall establish criteria for the payment of an incentive bonus with respect to such year.  Mr. Willis may be entitled to a performance bonus which is based upon a target of three areas consisting of revenue growth, operating income growth and strategic objectives (i.e. new major distribution).  If Mr. Willis achieves such targets as established by the board of directors, Mr. Willis will earn a performance bonus calculated at 50% of base salary.  If Mr. Willis exceeds the target established by the board of directors, Mr. Willis will have the opportunity to earn a performance bonus of up to 100% of base salary.  If established and defined by the board of directors, Mr. Willis shall be eligible to participate in our company’s stock option or share award plan, which shall provide for a potential stock or stock option award each year commensurate with the achievement of the performance bonus, subject to vesting and other requirements.

For 2013, Mr. Willis was entitled to receive 3,000,000 shares, options, warrants or share equivalents, to be vested at a rate of 50% on December 31, 2013 and 50% on December 31, 2014.  Accordingly, on June 25, 2013, he was granted 3,000,000 options by the board of directors, which have an exercise price of $0.25. In the event of a significant financial event or a Change of Control, as defined in the employment agreement, all shares, options, warrants or share equivalents will immediately vest.  Mr. Willis is entitled to three weeks’ vacation with pay annually.  Our company has agreed to reimburse Mr. Willis for all expenses reasonably incurred in connection with the performance of his duties under the agreement.  The term of the employment agreement is effective from June 25, 2013 until January 1, 2014, unless terminated in accordance with the agreement.  The employment agreement renews thereafter on an annual basis beginning January 1, 2014 to December 31, 2014 and for every successive year thereafter unless the parties terminate the agreement.  Either party must provide written notice to the other party if the former elects not to renew the employment agreement, however, the exercising party shall provide such written notice on or before 60 days prior to the commencement of the renewal period.

Pursuant to the terms of the employment agreement, Mr. Willis has agreed that he will not, without the prior written consent of our company, during the term of the employment agreement or for a period of 12 months after the expiration or termination of the employment, engage in or carry on business or otherwise have any interest in or permit Mr. Willis’ name to be used in connection with any e-cigarette business which is competitive to the business of our company or which provides the same or substantially similar services as the business of our company.  Further, and under such circumstances, Mr. Willis has agreed he will not solicit, interfere with, accept any business from or render any services to anyone whom Mr. Willis knows or should have reason to know is a client or prospective client of our company.

Our company may terminate the employment agreement for the following reasons at any time by delivery of a notice of termination for any of the following reasons:

●	Mr. Willis, in carrying out his duties, engages in conduct that constitutes intentional or conscientious misconduct (including but not limited to intentional or reckless breach of fiduciary duties);
●
Mr. Willis commits an intentional or reckless and material breach of his employment agreement or commits an intentional or reckless act of misappropriation or fraud against our company, our property, or otherwise;

●	Mr. Willis is convicted of any felony or act of dishonesty by a court of competent jurisdiction; or
●	Mr. Willis materially fails to achieve annual mutually agreed performance objectives as established by management and agreed upon by our board of directors.

Pursuant to the terms of the employment agreement, we have agreed to defend, indemnify and hold harmless Mr. Willis if he is threatened or made a party to any action, suit or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that he is or was a director, officer or employee of our company.

Employment Agreement with Robert Hartford

On July 9, 2013, we entered into an employment agreement with Robert Hartford, whereby Mr. Hartford agreed to provide employment services as the Chief Financial Officer of our company.  We agreed to pay Mr. Hartford a base salary of $100,000 per annum subject to annual review commencing January 1, 2014.  The base salary for the 2013 calendar year shall be based upon an amount of $100,000 pro-rated from July 9, 2013, which was $46,154. In January of each year starting in 2014, the board of directors will determine if a salary adjustment increase is warranted for Mr. Hartford and shall establish criteria for the payment of an incentive bonus with respect to such year. Mr. Hartford may be entitled to a performance bonus which is based upon a target of three areas consisting of profit growth, free cash flow and cash flow management; and a strategic objective (e.g. funding, line of credit, etc). If Mr. Hartford achieves such targets as established by the board of directors, Mr. Hartford will earn a performance bonus calculated at 25% of base salary. If established and defined by the board of directors, Mr. Hartford shall be eligible to participate in our company’s stock option or share award plan, which shall provide for a potential stock or stock option award each year commensurate with the achievement of the performance bonus, subject to vesting and other requirements.

For 2013, Mr. Hartford was entitled to receive options to purchase up to 1,000,000 common shares of our company at a price of $0.25 per share for a period of five years, to be vested at a rate of 50% on December 31, 2013 and 50% on December 31, 2014. Accordingly, on July 9, 2013, he was granted 1,000,000 options by the board of directors, which have an exercise price of $0.25.

In the event of a significant financial event or a Change of Control, as defined in the employment agreement, all shares, options, warrants or share equivalents will immediately vest.  Mr. Hartford is entitled to three weeks’ vacation with pay annually.  Our company has agreed to reimburse Mr. Hartford for all expenses reasonably incurred in connection with the performance of his duties under the agreement.

The term of the employment agreement is effective from July 9, 2013 until January 1, 2014, unless terminated in accordance with the agreement.  The employment agreement renews thereafter on an annual basis beginning January 1, 2014 to December 31, 2014 and for every successive year thereafter unless the parties terminate the agreement.  Either party must provide written notice to the other party if the former elects not to renew the employment agreement; however, the exercising party shall provide such written notice on or before 60 days prior to the commencement of the renewal period.

Pursuant to the terms of the employment agreement, Mr. Hartford has agreed that he will not, without the prior written consent of our company, during the term of the employment agreement or for a period of 12 months after the expiration or termination of the employment, engage in or carry on business or otherwise have any interest in or permit Mr. Hartford’s name to be used in connection with any e-cigarette business which is competitive to the business of our company or which provides the same or substantially similar services as the business of our company.  Further, and under such circumstances, Mr. Hartford has agreed he will not solicit, interfere with, accept any business from or render any services to anyone whom Mr. Hartford knows or should have reason to know is a client or prospective client of our company.

Our company may terminate the employment agreement for the following reasons at any time by delivery of a notice of termination for any of the following reasons:

●	Mr. Hartford, in carrying out his duties, engages in conduct that constitutes intentional or conscientious misconduct (including but not limited to intentional or reckless breach of fiduciary duties);
●
Mr. Hartford commits an intentional or reckless and material breach of his employment agreement or commits an intentional or reckless act of misappropriation or fraud against our company, our property, or otherwise;

●	Mr. Hartford is convicted of any felony or act of dishonesty by a court of competent jurisdiction; or
●	Mr. Hartford materially fails to achieve annual mutually agreed performance objectives as established by management and agreed upon by our board of directors.

Pursuant to the terms of the employment agreement, we have agreed to defend, indemnify and hold harmless Mr. Hartford if he is threatened or made a party to any action, suit or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that is is or was a director, officer or employee of our company.

Employment Agreement with Marc Hardgrove

On June 25, 2013, we entered into an employment agreement with Marc Hardgrove whereby we agreed to employ Marc Hardgrove as Chief Creative and Innovation Officer.

Pursuant to the terms of the agreement, we agreed to pay Mr. Hardgrove a base salary of $150,000 per annum subject to annual review commencing January 1, 2014.  The base salary for the 2013 calendar year shall be based upon an amount of $150,000 pro-rated from June 25, 2013, which was $69,231.  In January of each year starting in 2014, the board of directors will determine if a salary adjustment increase is warranted for Mr. Hardgrove and shall establish criteria for the payment of an incentive bonus with respect to such year.  Mr. Hardgrove may be entitled to a performance bonus which is based upon a target of three areas consisting of revenue growth, operating income growth and strategic objectives (i.e. new major distribution).  If Mr. Hardgrove achieves such targets as established by the board of directors, Mr. Hardgrove will earn a performance bonus calculated at 35% of base salary.  If Mr. Hardgrove exceeds the target established by the board of directors, Mr. Hardgrove will have the opportunity to earn a performance bonus of up to 100% of base salary.  If established and defined by the board of directors, Mr. Hardgrove shall be eligible to participate in our company’s stock option or share award plan, which shall provide for a potential stock or stock option award each year commensurate with the achievement of the performance bonus, subject to vesting and other requirements.  Mr. Hardgrove is entitled to three weeks’ vacation with pay annually.  Our company has agreed to reimburse Mr. Hardgrove for all expenses reasonably incurred in connection with the performance of his duties under the agreement.  The term of the employment agreement is effective from June 25, 2013 until January 1, 2014, unless terminated in accordance with the agreement.  The employment agreement renews thereafter on an annual basis beginning January 1, 2014 to December 31, 2014 and for every successive year thereafter unless the parties terminate the agreement.  Either party must provide written notice to the other party if the former elects not to renew the employment agreement; however, the exercising party shall provide such written notice on or before 60 days prior to the commencement of the renewal period.

Pursuant to the terms of the employment agreement, Mr. Hardgrove has agreed that he will not, without the prior written consent of our company, during the term of the employment agreement or for a period of 12 months after the expiration or termination of the employment, engage in or carry on business or otherwise have any interest in or permit Mr. Hardgrove’s name to be used in connection with any e-cigarette business which is competitive to the business of our company, or which provides the same or substantially similar services as the business of our company.  Further, and under such circumstances, Mr. Hardgrove has agreed he will not solicit, interfere with, accept any business from or render any services to anyone whom Mr. Hardgrove knows or should have reason to know is a client or prospective client of our company.

Our company may terminate the employment agreement for the following reasons at any time by delivery of a notice of termination for any of the following reasons:

●
Mr. Hardgrove, in carrying out his duties, engages in conduct that constitutes intentional or conscientious misconduct (including but not limited to intentional or reckless breach of fiduciary duties);

●
Mr. Hardgrove commits an intentional or reckless and material breach of his employment agreement or commits an intentional or reckless act of misappropriation or fraud against our company, our property, or otherwise;

●	Mr. Hardgrove is convicted of any felony or act of dishonesty by a court of competent jurisdiction; or
●	Mr. Hardgrove materially fails to achieve annual mutually agreed performance objectives as established by management and agreed upon by our board of directors.

Pursuant to the terms of the employment agreement, we have agreed to defend, indemnify and hold harmless Mr. Hardgrove if he is threatened or made a party to any action, suit or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that he is or was a director, officer or employee of our company.

Outstanding Equity Awards at 2013 Fiscal Year End

The following table provides information relating to the outstanding option and stock awards held by the named executive officers as of December 31, 2013. Each award to each named executive is shown separately, with a footnote describing the award’s vesting schedule.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Option (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
Brent D. Willis(1)	1,500,000	0	1,500,000	$0.25	6/25/18	-	-	$-	$-
Robert Hartford (2)	500,000	0	500,000	$0.25	7/9/18	-	-	$-	$-
Marc Hardgrove	-	-	-	-	-	-	-	$-	$-
Nathan Woods	-	-	-	-	-	-	-	$-	$-

(1)	Mr. Willis’ 1,500,000 options vest on December 31, 2014.
(2)	Mr. Hartford’s 500,000 options vest on December 31, 2014.

Director Compensation for Fiscal 2013

Our non-employee directors receive $50,000 annually for serving on our Board, which is paid quarterly in cash. The following table reflects all compensation awarded to, earned by or paid to the Company’s directors for the fiscal year ended December 31, 2013.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James P. Geiskopf	25,000	-	25,000	-	-	-	50,000
William R. Fields	-	-	5,000	-	-	-	5,000

Pension Benefits

We do not have any defined pension plans.

Potential Payments upon Termination or Change in Control

Our executive employment agreements do not call for any potential payments upon termination or change in control other than the vesting any unvested options.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 7, 2014 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 7, 2014. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 7, 2014 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o Victory Electronic Cigarettes Corporation, 11335 Apple Drive, Nunica, Michigan 49448.

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership		Percent of class of Common Stock (1)

5% Shareholders:

Paul Simon	3,900,000		5.5%

Directors and Officers:

Brent David Willis	6,375,000	(2)	8.8%
Chief Executive Officer, President, Secretary and Director

Robert Hartford	500,000		*
Chief Financial Officer and Treasurer

Marc Hardgrove	17,550,000		24.6%
Chief Creative Innovation Officer and Director

Elliot B. Maisel
Director	2,902,202		4.1%

Michael Clapper	2,693,048		3.8%
President – International and Director

James P. Geiskopf	600,000	(3)	*
Director

William R. Fields	1,881,563	(4)	2.6%
Director

Paul Herman	329,795	(5)	*
Director

Directors and Officers as a group (8 persons)	32,831,609		43.7%

*  Less than 1%

(1)
Based on 71,299,899 shares of common stock issued and outstanding as of March 28, 2014. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Includes 1,500,000 shares of common stock underlying options held by Mr. Willis that are presently exercisable.
(3)	Includes 500,000 shares of common stock underlying options held by Mr. Geiskopf that are presently exercisable.
(4)
Includes 100,000 warrants held directly by Mr. Fields that are presently exercisable and 1,781,563 warrants that Mr. Fields indirectly holds through Fields Texas Limited, LLC, of which Mr. Fields beneficially owns 100%.

(5)	Includes 329,795 shares of common stock indirectly held through Bluebox Corporate Finance Limited, of which Mr. Herman beneficially owns 51%.

Equity Compensation Plan Information as of December 31, 2013

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Plan (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	7,500,000	$0.25	2,500,000
Equity compensation plans not approved by security holders	-	-	-
Total	7,500,000	$0.25	2,500,000

(1)
Represents the shares authorized for issuance under the Victory Electronic Cigarette Corporation 2013 Long-Term Stock Incentive Plan, which was approved by the Company’s shareholders on March 19, 2013. The maximum aggregate number of shares of Common Stock that may be issued under the Plan, including pursuant to stock options, stock awards and stock appreciation rights, is limited to 10,000,000 shares of Common Stock.

(2)	As of January 1, 2014.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Except as described below, during the past three years, there have been no transactions, whether directly or indirectly, between our company and any of our officers, directors, beneficial owners of more than 5% of our outstanding common stock or their family members, that exceeded $120,000.

As of December 31, 2013, Brent Willis, our Chief Executive Officer and a Director, had loans outstanding to our company in amounts totaling approximately $60,000 and Marc Hardgrove had loaned amounts totaling approximately $388,166, respectively, including accrued interest of approximately $$6,690 and $$103,010, respectively. These payables accrue interest at a rate of 12% annually and mature on January 31, 2014. These notes have been paid in full as of February 6, 2014.

On December 30, 2013, we entered into a comprehensive partnership agreement (the “Agreement”) with Fields Texas Limited LLC's affiliate, E-Cig Acquisition Company LLC (“Fields Texas”) pursuant to which Fields Texas will act as the exclusive agent of the Company to secure sales and distribution agreements of the Company’s products with various retailers and distributors both in the United States and internationally. Fields Texas will also support our acquisition, product development, marketing, pricing and promotional efforts both in the United States and internationally. Upon the execution of the Agreement, the Company issued Fields Texas Warrants to purchase 6,975,000 shares of Common Stock at an exercise price of $9.05 per share.  The Company also paid Fields Texas a $200,000 development fee to offset initial start-up costs and expenses.

Pursuant to the Agreement, we will pay Fields Texas ongoing commissions on the net sales of our products sold through the sales and distribution agreements secured by Fields Texas. In addition, for every $10,000,000 in annual net sales realized through the sales and distribution agreements secured by Fields Texas, up to an aggregate of $100,000,000 in annual net sales realized, we will issue Fields Texas five-year warrants (the “Warrants”) to purchase 530,000 shares of Common Stock at an exercise price equal to the closing price on the date the warrants are issued.

The exercise prices of the Warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes and dilutive issuances. The holders of the Warrants have piggyback registration rights.

For a merger or acquisition, strategic partnership, joint venture, licensing or similar transaction that Fields Texas facilitates, we will pay a one-time fee equal to 5% of the purchase price paid in the same form of consideration as used in the transaction.  To date, we have paid Fields Texas a commission of $1,250,000 and issued five-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $10 in connection with the FIN acquisition.

The term of the Agreement is for three years and will automatically be renewed for successive periods upon achieving annual net sales targets.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based on the above qualifications, we have determined that James Gieskopf is an independent director.

Item 14.   Principal Accounting Fees and Services.

In connection with the closing of the Reverse Merger on June 25, 2013, we changed our independent registered public accounting firm from Manning Elliott LLP to Accell Audit & Compliance P.A., (“Accell”).  The appointment of Accell was approved by our board of directors.

Audit Fees

Fees for audit and review services provided by Accell totaled approximately $30,563 during the year ended December 31, 2013, including fees associated with the December 31, 2012 and 2011 audits.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2013 and 2012.

Tax Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2013 and 2012.

Our audit committee, or prior to establishment of our audit committee the entire Board approves in advance audit and non-audit services to be provided by our independent accounting firms. All audit-related services were approved by the Board of Directors in accordance with Item 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal years ended December 31, 2013 and December 31, 2012.

PART IV
Item 15.   Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2013 and, 2012, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, the footnotes thereto, and the report of Accell Audit & Compliance P.A., independent auditors, are filed herewith.

(2)	Financial Schedules:

None

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes hereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
●	may apply standards of materiality that differ from those of a reasonable investor; and
●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit No.	Description of Exhibit

2.1	Share Exchange Agreement dated April 2, 2013 among our Company, Victory Electronic Cigarettes, Inc. and the shareholders of Victory Electronic Cigarettes, Inc. (1)
2.2	Share Exchange Agreement by and among Victory Electronic Cigarettes Corporation, Vapestick Holdings Ltd., and all the shareholders of Vapestick Holdings Ltd., dated December 15, 2013
2.3
Agreement and Plan of Merger by and among Victory Electronic Cigarettes Corporation, VCIG LLC, FIN Electronic Cigarette Corporation, Inc. and Elliot B. Maisel as Representative, dated February 12, 2014 (2)

3.1(i)	Certificate of Incorporation (3)
3.1(ii)	Bylaws (3)
4.1	Form of Convertible Note (4)
4.2	Form of Warrant (4)
4.3	Form of Convertible Note dated November 4, 2013 (5)
4.4	Form of Warrant issued to E-Cig Acquisition Company LLC (6)
4.5	Form of 15% Senior Secured Convertible Promissory Note issued in offerings in January and February 2014 (7)
4.6	Form of Warrant issued in offerings in January and February 2014 (7)
4.7	Form of Agent Warrant (8)
10.1	$200,000 Debenture dated January 31, 2013 issued by Victory Electronic Cigarettes LLC in favor of our company (1)
10.2	Security Agreement dated March 25, 2013 but effective as of January 31, 2013 between Victory Electronic Cigarettes Inc. as debtor and our company as secured party (1)
10.3	Return To Treasury Agreement dated June 18, 2013 between our company and Stephen Brady (9)
10.4	Non-Broker Private Placement Agreement dated May 1, 2013 between our company and Wolverton Securities Ltd. (9)
10.5	General Financial Advisory Agreement dated June 21, 2013 between our company and Wolverton Securities Ltd. (9)
10.6	Promissory Note with Brent Willis (10)
10.7	Promissory Note with Marc Hardgrove (10)
10.8	Promissory Note with David Martin (10)
10.9	Sales and Consulting Agreement dated December 30, 2013 (6)
10.10	Form of Securities Purchase Agreement from offerings in January and February 2014 (7)
10.11	Form of Registration Rights Agreement from offerings in January and February 2014 (7)
10.12	Form of Security Agreement from offerings in January and February 2014 (7)
10.13	Form of Promissory Notes dated February 28, 2014 (7)
10.14	Form of Registration Rights Agreement entered into by and among Victory Electronic Cigarettes Corporation and the FIN shareholders dated February 28, 2014 (7)
10.15 †	Employment Agreement with Brent Willis. (9)
10.16 †	Employment Agreement with Marc Hardgrove. (9)
10.17 †	Employment Agreement with Robert Hartford (11)
10.18 †	Director Agreement with Elliot B. Maisel (7)
10.19 †	2013 Stock Option Plan (9)
14.1	Code of Ethics (12)
16.1	Letter from Manning Elliot LLP dated June 27, 2013 (9)
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

† Management contract or compensatory plan or arrangement.

(1)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on April 5, 2013.
(2)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on February 19, 2014.
(3)	Filed as an Exhibit on Registration Statement on Form SB-2 with the SEC on May 15, 2007.
(4)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on February 6, 2013.
(5)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on November 14, 2013.
(6)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 6, 2014.
(7)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 6, 2014.
(8)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 17, 2014.
(9)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 28, 2013.
(10)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 21, 2013.
(11)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 12, 2013.
(12)	Filed as an Exhibit on Registration Statement on Form 10-KSB with the SEC on March 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY ELECTRONIC CIGARETTE CORPORATION

Date: March 31, 2014	By:	/s/ Brent David Willis
Brent David Willis
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: March 31, 2014	By:	/s/ Robert Hartford
Robert Hartford
Chief Financial Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2014	By:	/s/ Brent David Willis
Brent David Willis
Chief Executive Officer, President, Secretary and Director (Principal Executive Officer)
Date: March 31, 2014	By:	/s/ Robert Hartford
Robert Hartford
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date: March 31, 2014	By:	/s/ Elliot B. Maisel
Elliot B. Maisel
Vice Chairman and Lead Director
Date: March 31, 2014	By:	/s/ Marc Hardgrove
Marc Hardgrove
Chief Creative Innovation Officer and Director
Date: March 31, 2014	By:	/s/ Michael Clapper
Michael Clapper
President – International and Director
Date: March 31, 2014	By:	/s/ James P. Geiskopf
James P. Geiskopf
Director
Date: March 31, 2014	By:	/s/ William R. Fields
William R. Fields
Director
Date: March 31, 2014	By:	/s/ Paul Herman
Paul Herman
Director

FINANCIAL STATEMENTS

VICTORY ELECTRONIC CIGARETTES CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F–2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F–3

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2013 and 2012	F–4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012	F–5

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012	F–6

Notes to Consolidated Financial Statements	F–7

VICTORY ELECTRONIC CIGARETTES CORPORATION

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Victory Electronic Cigarette Corporation

We have audited the accompanying consolidated balance sheets of Victory Electronic Cigarette Corporation and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Victory Electronic Cigarette Corporation and subsidiary as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Accell Audit & Compliance, P.A.

Tampa, FL
March 31, 2014

4868 West Gandy Boulevard ● Tampa, Florida 33611 ● 813.440.6380

VICTORY ELECTRONIC CIGARETTES CORPORATION
AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012

Assets

Current assets:
Cash and cash equivalents	$2,081,963	$17,438
Accounts receivable	112,921	157,295
Inventory	340,636	287,373
Prepaid expenses	42,704	150,671
Other current assets	6,750	-
Total current assets	2,584,974	612,777

Furniture and equipment, net	27,376	-

Total assets	$2,612,350	$612,777

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	$306,200	$37,853
Deferred revenue	-	17,699
Revolving credit line	-	20,641
Convertible promissory notes	650,000	-
Private placement funds received in advance	1,100,000	-
Due to related parties	448,166	703,870
Deferred compensation	-	350,003
Other liabilities	20,000	-
Total current liabilities	2,524,366	1,130,066

Warrant liability	6,973,231	-
Total liabilities	9,497,597	1,130,066

Stockholders' deficit
Common stock, $.001 par value; 100,000,000 shares authorized; 53,394,000 and 32,500,000 shares issued and outstanding at
December 31, 2013 and 2012, respectively	53,394	32,500
Additional paid-in capital	3,075,517	36,811
Accumulated deficit	(10,014,158)	(586,600)
Total stockholders' deficit	(6,885,247)	(517,289)

Total liabilities and stockholders' deficit	$2,612,350	$612,777

See notes to consolidated financial statements.

VICTORY ELECTRONIC CIGARETTES CORPORATION
AND SUBSIDIARY

Consolidated Statements of Income

	Year Ended December 31,
	2013	2012

Revenues
Internet sales	$1,754,293	$855,758
Retail and wholesale revenues	1,348,436	614,446
Total revenues	3,102,729	1,470,204

Cost of goods sold	1,288,914	526,300
Gross profit	1,813,815	943,904

Operating expenses
Distribution, marketing and advertising	8,051,411	323,167
Personnel costs	1,212,442	616,165
Professional fees	582,269	8,573
General and administrative	478,345	124,785
Selling expenses	396,646	184,304
Merchant account fees	167,171	55,576
Research and development	-	79,364
Total operating costs	10,888,284	1,391,934

Loss from operations	(9,074,469)	(448,030)

Other expense
Interest expense	(353,089)	(30,140)
Net loss	$(9,427,558)	$(478,170)

Net loss per common share:
Basic	$(0.20)	$(0.01)
Diluted	$(0.20)	$(0.01)

Weighted average number of shares outstanding
Basic	47,745,500	32,500,000
Diluted	47,745,500	32,500,000

See notes to consolidated financial statements.

VICTORY ELECTRONIC CIGARETTES CORPORATION
AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Deficit

	Common stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	deficit	deficit

Balance at December 31, 2011	32,500,000	$32,500	$36,811	$(108,430)	$(39,119)

Net loss	-	-	-	(478,170)	(478,170)

Balance at December 31, 2012	32,500,000	32,500	36,811	(586,600)	(517,289)

Sale of common shares	10,000,000	10,000	2,199,600	-	2,209,600

Issuance of common shares in reverse merger acquisition	10,844,000	10,844	(10,844)	-	-

Debt assumed as part of reverse merger	-	-	(210,000)	-	(210,000)

Retirement of shares returned from stockholder	(1,600,000)	(1,600)	1,600	-	-

Issuance of common shares related to conversion of convertible debentures, net of offering costs	1,650,000	1,650	823,350	-	825,000

Stock based compensation	-	-	235,000	-	235,000

Net loss	-	-	-	(9,427,558)	(9,427,558)

Balance at December 31, 2013	53,394,000	$53,394	$3,075,517	$(10,014,158)	$(6,885,247)

See notes to consolidated financial statements.

VICTORY ELECTRONIC CIGARETTES CORPORATION
AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(9,427,558)	$(478,170)
Adjustments to reconcile net loss to
net cash from operating activities:
Depreciation expense	2,009	-
Stock based compensation	235,000	-
Amortization of deferred financing costs	210,020	-
Changes in operating assets and liabilities:
Accounts receivable	44,374	(156,977)
Inventory	(53,263)	(241,177)
Prepaid expenses	107,967	(119,588)
Other current assets	(6,750)	-
Accounts payable and accrued expenses	258,347	37,695
Other liabilities	20,000	-
Deferred revenue	(17,699)	17,699
Deferred compensation	(350,003)	350,003
Warrant liability	6,973,231	-
Net cash from operating activities	(2,004,325)	(590,515)

Cash flows from investing activities:
Purchases of property and equipment	(29,385)	-
Net cash from investing activities	(29,385)	-

Cash flows from financing activities:
Proceeds from sale of common stock	2,009,600	-
Payment of debt issuance costs	(210,020)	-
Revolving credit line activity, net	(20,641)	20,641
Proceeds from convertible debentures	2,475,000	-
Proceeds from funding not finalized	1,100,000	-
Repayment of convertible debentures	(1,200,000)	-
Advances (repayments) from related party, net	(55,704)	580,953
Net cash from financing activities	4,098,235	601,594

Net change in cash and cash equivalents	2,064,525	11,079

Cash and cash equivalents at beginning of the period	17,438	6,359

Cash and cash equivalents at end of the period	$2,081,963	$17,438

Supplementary Cash Flow Information
Cash paid for interest	$277,271	$23

Non-cash financing transactions
Due to related party paid off with common stock	$200,000	$-

Acquisition of reverse merger stock	$10,844	$-

Convertible debenture assumed as part of reverse merger	$210,000	$-

Conversion of convertible debentures	$825,000	$-

Retirement of shares returned from shareholder	$1,600	$-

See notes to consolidated financial statements.

VICTORY ELECTRONIC CIGARETTES
CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

Business Organization
These consolidated financial statements represent the consolidated financial statements of Victory Electronic Cigarettes Corporation (“Victory”), formerly known as Teckmine Industries, Inc, (“Teckmine”) and its wholly owned operating subsidiary, Victory Electronic Cigarettes, Inc. (“VEC”). Victory and VEC are collectively referred to herein as the “Company”. VEC was formed as a limited liability company under the laws of the State of Florida on March 2, 2010 and effected a conversion on March 8, 2013 into a corporation under the laws of the State of Nevada. The financial statements of VEC have been restated to reflect this conversion.

On June 25, 2013, pursuant to a share exchange agreement, Victory acquired VEC in which the existing stockholders of VEC, exchanged all of their issued and outstanding shares of common stock for 32,500,000 shares of common stock of Victory (the “Reverse Merger”). The Reverse Merger was treated as a reverse acquisition with VEC as the accounting acquirer and Victory as the accounting acquired party. Immediately after the consummation of the Reverse Merger, the previous stockholders of VEC owned 60.9% of Victory’s outstanding common stock and VEC became a wholly owned subsidiary of Victory.

As a result, the business and financial information included in these consolidated financial statements is the business and financial information of VEC.

Nature of Business Operations
The Company imports and distributes smokeless electronic cigarettes.  It offers starter kits, cartridges, carrying cases, charger packs, disposable tobacco, and other related products for smokers. The Company offers its products through retail stores, distributors, independent retailers, and grocery and convenience store operators, as well as online in the United States. The Company’s primary operations are based in Nunica, Michigan.

Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements.  Actual results could differ from those estimates.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash in banks in excess of federally insured limits. The Company manages this risk by maintaining all deposits in high quality financial institutions. Cash is deposited in various financial institutions. Due to the timing of deposits and posting of disbursements, balances occasionally exceed amounts insured by the Federal Deposit Insurance Corporation.

At December 31, 2013 and 2012, there were no significant concentrations of accounts receivable on the Company’s consolidated balance sheet.

For the years ended December 31, 2013 and 2012, the Company had two vendors that made up $839,869 and $478,309 of total inventory purchases, respectively.  In both 2013 and 2012, all of the Company’s products were obtained from vendors in China.  Because the Company sources products in China, the Company is significantly affected by economic conditions in that country, including increased duties, possible employee turnover, and labor unrest.  However, the Company believes that if necessary, they could find alternative vendors for inventory.

VICTORY ELECTRONIC CIGARETTES
CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Revenue Recognition
Revenue is derived from product sales and is recognized upon shipment to the customer.  Direct sales to individual customers are recognized within internet sales in the accompanying consolidated statements of income, while all sales to retailers and distributors are recognized within retail and wholesale revenues.  Returns are accepted, but are not significant to the Company’s overall operations.  As such, no reserve for sales returns and allowances has been determined necessary by management at both December 31, 2013 and 2012.  Payments received by the Company in advance are recorded as deferred revenue until the merchandise has shipped to the customer.

Cost of Goods Sold
The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying consolidated statements of income.

Shipping and Handling Costs
Outgoing shipping and handling costs are included in the selling expenses in the accompanying consolidated statements of income and totaled $282,935 and $168,350 for the years ended December 31, 2013 and 2012, respectively.

Advertising and Promotion
The Company expenses advertising and promotion costs as incurred.  Advertising and promotion expense recognized for the years ended December 31, 2013 and 2012 was $1,078,180 and $323,167, respectively.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2013 and 2012, the Company had no cash equivalents.

Merchant Account Fees
The Company recognizes the credit card processing fees on their internet sales as merchant account fees as they are incurred in the accompanying consolidated income statement.

Research and Development Costs
The Company recognizes the costs related to package and molding designs as research and development costs as they are incurred in the accompanying consolidated income statement.

Accounts Receivable
Accounts receivable, primarily from retail and wholesale customers or third-party internet brokers, are reported at the amount invoiced.  Payment terms vary by customer and may be subject to an early payment discount. Management reviews accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible.  An overall allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends.  Management judgments and estimates are used in connection with establishing the allowance in any accounting period.  Changes in estimates are reflected in the period they become known.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  As of December 31, 2013 and 2012, the Company expects the amount of any potentially uncollectible receivables to be insignificant and therefore no allowance for doubtful accounts has been determined necessary by management. For the years ended December 31, 2013 and 2012, no accounts receivable were written off.

VICTORY ELECTRONIC CIGARETTES
CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Inventory
Inventory, which consists of ready for sale disposable and rechargeable e-cigarettes, batteries, cartomizers and other accessories, is carried at the lower of cost or fair market value.  Cost is determined using the first-in, first-out method.  Judgments and estimates are used in determining the likelihood that goods on hand can be sold to customers. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, inventory write-downs may be required.

Prepaid inventory consists of deposits paid for inventory to be manufactured by a third-party overseas supplier or inventory which is in-transit and the Company has not yet received title for the goods.

Furniture and Equipment
The Company records furniture and equipment at historical cost, less accumulated depreciation. Major expenditures for additions and improvements that substantially extend the useful life of furniture and equipment or increase its operating effectiveness are capitalized. Repair and maintenance costs are expensed as incurred.

Long-lived assets are reviewed for impairment whenever events or circumstances warrant such a review, at least annually, pursuant to the provisions in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 360 Property, Plant, and Equipment.  Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.

The Company depreciates the cost of property and equipment over the estimated useful lives of the assets, ranging from five to ten years, using the straight-line method. As of December 31, 2013 and 2012, the Company had furniture and equipment of $29,385 and $0, respectively, and accumulated depreciation of $2,009 and $0, respectively. Depreciation expense for the years ended December 31, 2013 and 2012 was $2,009 and $0, respectively.

Employee Stock Based Compensation
The Company awards stock based compensation as an incentive for employees to contribute to the Company’s long-term success.  The Company accounts for employee stock based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”), which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued on the date of grant.  Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards and the Company’s expected common stock price volatility.  The assumptions used in calculating the fair value of stock compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment.  As a result, if factors change and the Company deems it necessary to use different assumptions, stock compensation expense could be materially different from what has been recorded in the current period.

VICTORY ELECTRONIC CIGARETTES
CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

ASC 718 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

Non-Employee Stock Based Compensation
The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718, at either the fair value of the services or the instruments issued in exchange for such services (based on the same methodology described for employee stock based compensation), whichever is more readily determinable.

Earnings Per Share
The Company has adopted ASC 260-10, Earning Per Share which provides for calculation of basic and diluted earnings per share. Basic earnings per share data includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share data reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options and warrants and convertible debt instruments.

Income Taxes
Prior to the conversion to a corporation on March 8, 2013, the Company acted as a pass-through entity for tax purposes.  Accordingly, the consolidated financial statements do not include a provision for federal income taxes prior to the conversion.  The Company’s earnings and losses were included in the previous members’ personal income tax returns and the income tax thereon, if any, was paid by the members.

The Company now files income tax returns in the United States, which are subject to examination by the tax authorities in that jurisdiction, generally for three years after the filing date. Income taxes are provided for under the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The calculation of the Company’s tax liabilities for uncertain income tax positions based on estimates of whether, and the extent to which, additional taxes will be required.

Financial Instruments
The carrying amounts of cash and cash equivalents, receivables, and accounts payable approximate fair value as of December 31, 2013 and 2012, because of the relatively short maturities of these instruments.

VICTORY ELECTRONIC CIGARETTES
CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

As required by authoritative guidance, derivatives embedded within the Company’s convertible debt instruments are recognized on the Company’s consolidated balance sheets and are stated at estimated fair value at each reporting period. Changes in the fair value of the embedded derivatives are reflected quarterly within interest expense in the accompanying consolidated statements of income.

The estimated fair values for financial instruments presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying values of the Company’s promissory notes approximate fair value because the underlying instruments are fixed‑rate notes based on current market rates and current maturities.

Fair Value Measurements
The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, generally accepted accounting principles establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

Level 1 - Observable inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

Level 2 - Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the same term of the financial instrument; and

Level 3 - Unobservable inputs to the valuation methodology in which there is little or no market data and which are significant to the fair value measurement.

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Comprehensive Income
Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends). For the years ended December 31, 2013 and 2012, the Company had no items of other comprehensive income.

Reclassifications
Certain reclassifications have been made to the prior year balances in order to conform to the current year presentation.

VICTORY ELECTRONIC CIGARETTES
CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 2  REVERSE MERGER TRANSACTIONS

In conjunction with the Reverse Merger discussed in Note 1, Victory agreed to issue convertible notes and stock warrants and complete a private placement prior to the closing of the Reverse Merger agreement.

Convertible Promissory Notes

On March 25, 2013, Victory issued four convertible promissory notes dated January 31, 2013 and totaling $200,000.  These notes carry an interest rate of 12% and are due on January 31, 2014 or are convertible to the unregistered common stock of the Company at the share price offered in the private placement agreement to occur prior to the reverse merger or $.50 if the private placement does not occur.  Accrued interest on the notes is payable or convertible at any time determined by the holders or at maturity.

As at the effective date of the notes, January 31, 2013, the conversion features related to the notes and the accrued interest were indexed to the private placement and not indexed to the Company’s stock, the features were bifurcated and recorded as embedded derivative liabilities with offsetting mark to market changes reflected in earnings.  At the completion of the private placement on June 25, 2013, the conversion price was defined at $.25 and the conversion feature associated with the notes was reclassified from an embedded derivative to an embedded equity instrument recorded within additional paid-in capital ("APIC").  However, as the conversion amount of the accrued interest conversion feature continued to increase and the settlement amount was unknown, the feature remained an embedded derivative liability after the merger.

At the time of the Reverse Merger, June 25, 2013, the expenses and APIC of Victory associated with this transaction were eliminated due to reverse merger accounting under ASC 805 Business Combinations ("ASC 805").  Further, all liabilities associated with this transaction were carried over, post-merger. Total liabilities carried over from this transaction on June 25, 2013 were $210,000 related to the notes payable, the related accrued interest and the fair value of the embedded derivative liability associated with the accrued interest conversion feature.  At December 31, 2013, the notes payable remained unconverted and are recorded within Convertible Promissory Notes at $200,000.  At December 31, 2013, the accrued interest remained unconverted and is recorded within Accounts payable and accrued expenses at $22,000.  At December 31, 2013, the derivative liability embedded within the accrued interest payable host is recorded at fair value within Other short-term liabilities at $20,000.

The fair value per convertible share of the embedded derivative was estimated at $0.20 as of December 31, 2013. At December 31, 2013, the embedded derivative has been valued using a derivative pricing model.  In order to calculate the fair value of the embedded derivative, certain assumptions are made regarding components of the model including the estimated fair value of the underlying common stock, risk-free interest rate and volatility. Changes to the assumptions could cause significant adjustments to the valuation.

The fair value of the underlying common stock was determined based on a multiple approach enterprise valuation which included an assessment of market transactions, guideline companies and the Company earnings.  The risk-free interest rate is based on the yield of U.S. treasury bonds.  The expected stock volatility is based on historical common stock prices for comparable publicly traded companies over a period commensurate with the life of the instrument.

VICTORY ELECTRONIC CIGARETTES
CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Subsequent to year-end, on January 31, 2014, the notes payable were converted to 800,000 shares of the Company’s common stock under the agreement and the interest payable was paid in cash terminating the unsettled derivative.

Warrants

On March 25, 2013, Victory issued 50,000 five year stock warrants dated January 31, 2013 to each of the parties issued the convertible notes.  The warrants are convertible to unregistered common stock of the Company at the share price offered in the private placement agreement to occur prior to the reverse merger or at $.50 if the private placement does not occur.  Since, at the grant date of the warrants, January 31, 2013, the warrants were indexed to the private placement and not indexed to the Company’s stock, the warrants were recorded as freestanding derivative liabilities with offsetting mark to market changes reflected in earnings.  At the completion of the private placement on June 25, 2013, the conversion price was defined at $.25 and the warrants were reclassified from a derivative to an equity instrument recorded within APIC.  At the time of the merger, June 25, 2013, the expenses and APIC of Victory associated with this transaction were eliminated due to reverse merger accounting under ASC 805.

Private Placement

On June 25, 2013, Victory completed a private placement to raise capital to increase working capital of the Company and pay VEC liabilities following the merger.  As a result of the private placement, 10,000,000 shares were issued at $.25 per share raising $2,500,000 in capital.  During the private placement, Victory incurred issuance costs of $290,400 which were netted against the proceeds.

Directly following the reverse merger and all associated reverse merger transactions, the total outstanding shares of Victory at June 25, 2013, were 53,344,000.

NOTE 3 REVOLVING CREDIT LINES

The Company no longer maintains any revolving credit lines and has closed its credit cards. The Company had a balance due on these credit cards of $0 and $20,641 at December 31, 2013 and 2012, respectively.

NOTE 4  CONVERTIBLE PROMISSORY NOTES

In addition to the convertible promissory notes described in Note 2, on November 4, 2013, the Company entered into a subscription agreement to issue three 6% convertible debentures with a total face value of $2,475,000, maturing on January 1, 2014.  The conversion feature of the notes was indexed to 4,950,000 shares of the Company’s common stock, plus accrued interest at maturity, convertible at a rate of $0.50 per common share.  Based on the commencement date fair value of the notes, the face amount was recorded as debt.  On November 4, 2013, the same day that the notes were issued, the investors converted one third of the face value of the notes into 1,650,000 shares of the Company’s unregistered common stock.  At December 31, 2013, $1,200,000 of the note was repaid, leaving an ending balance in Convertible promissory notes of $450,000 as of December 31, 2013.  Subsequent to year-end, on January 1, 2014, the remaining balance of $450,000 was repaid in full.

VICTORY ELECTRONIC CIGARETTES
CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5  RELATED PARTY TRANSACTIONS

As of December 31, 2013 and 2012, stockholders of the Company had loaned amounts totaling $448,166 and $703,570, respectively which is included in Due to related parties in the accompanying consolidate balance sheets.  Associated accrued interest of approximately $110,000 and $34,000, respectively, is included in Accounts payable and accrued expenses in the accompanying consolidate balance sheets.  These payables accrue interest at a rate of 12% annually and have a maturity date of January 31, 2014.

On January 27, 2013 (prior to the reverse merger), a related party loaned the Company $250,000 and VEC issued a promissory note for the principal amount with a maturity date of January 31, 2014. As an incentive to advance the loan, VEC issued an 8% interest in VEC to the related party which was converted into 40,000 common shares of VEC (pre-reverse merger). On June 25, 2013, pursuant to the Share Exchange Agreement associated with the reverse merger, the Company exchanged the related party’s shares for 2,600,000 Victory shares. On July 29, 2013, the Company entered into a loan repayment agreement with the related party whereby the Company repaid the $250,000 as full and final settlement.  In exchange for early repayment, the related party surrendered 1,600,000 of the 2,600,000 shares issued.

At December 31, 2013 and 2012, the Company owed deferred compensation to three individuals in the amounts of $0 and $350,000, respectively.  The deferred compensation was non-interest bearing and for services rendered during 2012.

In September 2013, the Company moved its operations from Ballground, Georgia to Nunica, Michigan and entered into a month to month agreement with a company related to the Chief Executive Officer to provide office and warehouse facilities, as well as administrative services to include a call center, order fulfillment, purchasing, inventory management and accounting for a monthly fee of approximately $21,000 per month.  The contract is cancellable at any time by either party.

NOTE 6 COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies.  The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines than an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  Certain insurance policies held by the Company may reduce the cash outflows with respect to an adverse outcome on certain of these litigation matters.

NOTE 7 DISTRIBUTION AGREEMENT

On December 30, 2013, the Company entered into a comprehensive partnership agreement (the "Agreement") with Fields Texas Limited LLC's affiliate, E-Cig Acquisition Company LLC (“Fields Texas”), which is partially owned by one of the Company’s directors. Fields Texas will act as the exclusive agent to secure sales and distribution agreements of the Company’s products with various retailers and distributors. Fields Texas will also support the Company’s acquisition, product development, marketing, pricing and promotional efforts.

VICTORY ELECTRONIC CIGARETTES
CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Pursuant to the Agreement, the Company paid a $200,000 development fee and issued Fields Texas five-year warrants to purchase 6,975,000 shares of the Company’s common stock. The warrants had an original strike price of $9.05, but have a down round provision which could reduce the strike price based on certain future events. In addition, the Company will pay Fields Texas commissions on the net sales of their products sold.  Also, for every $10,000,000 in annual net sales realized, up to $100,000,000, the Company will issue Fields Texas additional five-year warrants to purchase 530,000 shares of Common Stock at an exercise price equal to the closing price on the date the warrants were issued.

For a merger or acquisition, strategic partnership, joint venture, licensing or similar transaction that Fields Texas facilitates, Victory will pay a one-time 5% of proceeds fee.  The Company will also pay Fields Texas a $200,000 development fee, as described above, to offset initial start-up costs and expenses. The term of the Agreement is for three years and will automatically be renewed for successive periods upon achieving annual net sales targets.

The $200,000 development fee above was expensed as incurred within advertising and promotion in the consolidated income statement.

As a result of this agreement, a $6,973,231 liability has been recorded within Warrant liability at December 31, 2013 with the related expense recorded in Distribution, marketing and advertising. The warrants were valued at the agreement date and the balance sheet date using a binomial pricing model based on the terms of the warrant agreement.

In order to calculate the fair value of the warrants, certain assumptions are made regarding components of the model including the estimated fair value of the underlying common stock, risk-free interest rate and volatility. Changes to the assumptions could cause significant adjustments to the valuation.

The fair value of the underlying common stock was determined based on a multiple approach enterprise valuation which included an assessment of market transactions, guideline companies and the Company earnings. The risk-free interest rate is based on the yield of U.S. treasury bonds. The expected stock volatility is based on historical common stock prices for comparable publicly traded companies over a period commensurate with the life of the instrument.

NOTE 8 STOCK BASED COMPENSATION

During 2013, the Company adopted the 2013 Stock Option Plan (the “Plan”) which is intended to advance the interest of the Company’s shareholders by enhancing the Company’s ability to attract, retain, and motivate persons who make (or are expected to make) important contributions to the Company.  The maximum aggregate number of shares of Victory’s common stock that may be issued under the Plan is 10,000,000 shares. As of December 31, 2013, Victory granted an aggregate of 9,500,000 stock options to purchase Victory common stock to directors, officers and certain employees and consultants. During the fourth quarter, 2,000,000 of the options were forfeited, leaving 7,500,000 options outstanding at December 31, 2013.  The options are exercisable between $0.25 and $9.05 per share for a period of five years from the date of grant. Options to purchase 2,300,000 shares vested immediately, while options to purchase the remaining 5,200,000 shares vested 50% at the end of December 31, 2013 and 50% at the end of December 31, 2014.

The options were valued using the Black-Sholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Change to the assumptions could cause significant adjustment to the valuation. The June 25, 2013, July 10, 2013 and December 30, 2013 options granted were valued on their grant date at $0.05, $0.05 and $0.00 respectively.  Total grant date value was $465,000, $100,000 of which was forfeited and unrecognized as of December 31, 2013, for a total expected compensation expense of $365,000 as of the grant date.  Total vested options included in pre-tax compensation expense for the year ended December 31, 2013 and 2012 was $235,000 and $0, respectively.  Total unrecognized compensation expense related to the options granted as of December 31, 2013 was $130,000. These costs are expected to be recognized over a period of 12 months. At December 31, 2013, the 4,900,000 of options that were fully vested and exercisable had an intrinsic value of $1,034,000.  A summary of option transactions during the year ended December 31, 2013 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, December 31, 2012	-	-	-
Granted during 2013	9,500,000	$0.44	54 months
Forfeited during 2013	(2,000,000)	$(0.25)	-
Exercised during 2013	-	-	-
Outstanding as of December 31, 2013	7,500,000	$0.48	54 months
Exercisable as of December 31, 2013	4,900,000	$0.61	54 months

VICTORY ELECTRONIC CIGARETTES
CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards:

	$0.25 Options	$9.05 Options
Exercise price	$0.25	$9.05

Market price (1)	$0.23	$0.42

Risk free interest rate (2)	.59%-.56%	.59%-.50%

Expected award life (3)	2.5 years	2.5 years

Expected volatility (4)	0.38	0.38

Expected dividend yield (5)	-	-

(1)	Determined using an independent valuation firm.
(2)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(3)	The expected life in years for awards granted was based on industry standards for new public companies with little to no historical exercise experience.
(4)
The determination of expected stock price volatility for awards granted was based on historical common stock prices for comparable publicly traded companies over a period commensurate with the expected life.

(5)	The dividend yield assumption is based on the expectation of the Company’s dividend payouts.

VICTORY ELECTRONIC CIGARETTES
CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 9  EARNINGS PER SHARE

The following table represents a reconciliation of basic and diluted earnings per share:

	2013	2012

Net loss used in the computation of basic and diluted earnings per share
	$(9,427,558)	$(478,170)
Weighted average shares outstanding - basic
	47,745,500	32,500,000
Common stock equivalents	-	-
Total weighted average shares outstanding - diluted
	47,745,500	32,500,000
Per Share Data:
Basic
Net earnings	$(0.20)	$(0.01)
Diluted
Net earnings	$(0.20)	$(0.01)

Notes payable conversion options, share-based compensation awards, and warrants to purchase an average of 1,677,000, 5,700,000, and 2,543,750 shares of common stock, respectively, were outstanding during 2013 but were not included in the computation of diluted earnings per share because the effect of the inclusion of these instruments would be anti-dilutive due to the losses recognized for the year ended December 31, 2013. No dilutive securities were outstanding during the year ended December 31, 2012.

NOTE 10  INCOME TAXES

Aggregate income tax benefit consists of the following:

	Years Ended December 31,
	2013	2012

Deferred tax benefit	$3,254,095	$-

Valuation Allowance	(3,254,095)	-
Income tax provision	$-	$-

VICTORY ELECTRONIC CIGARETTES
CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	Years Ended December 31,
	2013	2012

US Federal statutory income tax rate	35.00%	-%

Non-deductible stock based compensation expense	(0.38)	-
Other	(0.37)	-
Effect of valuation allowance	(34.25)	-
Effective income tax rate	-%	-%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the deferred income tax asset (liability) are as follows:

	Years Ended December 31,
	2013	2012

Deferred tax assets:
Net operating loss (“NOL”) carry forwards	$767,568	$-
Stock compensation	47,250	-
Stock warrants	2,440,631	-
Deferred tax liabilities:
Basis difference in fixed assets	(1,354)	-
Net deferred tax assets	3,254,095	-
Valuation allowance	(3,254,095)	-
Total deferred tax assets	$-	$-

The Company has net operating loss carry forwards for federal purposes of approximately $767,568 and $0 for the years ended December 31, 2013 and 2012, respectively. The losses will begin expiring in 2033.

In assessing the possible realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In making this assessment, management does not believe that it is more likely than not that the Company will realize the benefits of the net deferred tax assets as of December 31, 2013.  This determination was based on cumulative net losses as of the balance sheet date.

The Company has adopted the guidance at ASC 740 Income Taxes issued by the FASB relating to uncertain tax positions upon its conversion to a taxable entity. Upon adoption, the Company had no unrecognized tax benefits, and there were no material changes for the year ended December 31, 2013. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expenses. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. There was no interest or penalties related to income tax matters for the year ended December 31, 2013. The company does not have any open years for audit as of December 31, 2013.

VICTORY ELECTRONIC CIGARETTES
CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 11 ACCRUED EXPENSES

	Years Ended December 31,
	2013	2012

Accrued interest	$109,522	$33,704
Salaries and wages	58,759	12,197
	$168,281	$45,901

NOTE 12  SUBSEQUENT EVENTS

January Private Placement
On January 14, 2014, the Company completed a “best efforts” private offering of originally up to $10,000,000 (the “Offering”) with a group of accredited investors (the “Purchasers”) for total gross proceeds to the Company of $11,325,000, before deducting placement agent fees and other expenses. The Company held $1,100,000 of these funds in escrow on December 31, 2013, which are recorded in “Private placement funds received in advance” in the December 31, 2013 accompanying consolidated balance sheet.  Pursuant to a securities purchase agreement with the Purchasers (the “Purchase Agreement”), the Company issued to the Purchasers (i) 15% Senior Secured Convertible Promissory Notes (the “Notes”) and (ii) warrants (the “Warrants”) to purchase shares (the “Warrant Shares” and together with the Notes and the Warrants, the “Securities”) of common stock, par value, $0.001 (the “Common Stock”) at an exercise price of $5.00 per share.

The Notes are due on the first anniversary of the issue date (the “Maturity Date”) if not converted prior to the Maturity Date and  accrue interest at a rate of 15% on the aggregate unconverted and outstanding principal amount, payable in cash on a quarterly basis. The shares of Common Stock issuable upon conversion of the Notes shall equal: (i) the principal amount of the Note divided by (ii) $5.00. The conversion price for the Notes is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. The Notes may be prepaid in whole or in part at any time for 115% of the outstanding principal and accrued interest.

The Warrants are exercisable for an aggregate of 1,965,000 shares of the Company’s Common Stock. The Warrants are exercisable for a period of five years from the original issue date. The exercise price with respect to the Warrants is $5.00 per share. The exercise price for the Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

In connection with the sale of the Notes and Warrants, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which we agreed to register all of the shares of our Common Stock underlying the Notes and the Warrants (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC within 45 calendar days following the filing of this report for the year ended December 31, 2013 (the “Filing Date”) and to cause the Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Filing Date”).

VICTORY ELECTRONIC CIGARETTES
CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

If the Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages to each Purchaser in the amount equal to 2% for the purchase price paid for the Notes and Warrants then owned by such Purchaser for each 30-day period for which the Company is non-compliant.

As collateral security for all of the Company’s obligations under the Purchase Agreement and related documents executed in connection with the Offering, the Company will grant the Purchasers a first priority security interest in all of the Company’s assets pursuant to the terms of the Security Agreement entered into between the Company and the Purchasers (the “Security Agreement”).

February Private Placement
On February 28, 2014, the Company completed a “best efforts” private offering of up to $16,050,000 (the “Offering”) with a group of accredited investors (the “Purchasers”) for total gross proceeds to the Company of $16,050,000, before deducting placement agent fees and other expenses. Pursuant to a securities purchase agreement with the Purchasers (the “Purchase Agreement”), the Company issued to the Purchasers (i) 15% Senior Secured Convertible Promissory Notes (the “Notes”) and (ii) warrants (the “Warrants”) to purchase shares (the “Warrant Shares” and together with the Notes and the Warrants, the “Securities”) of our common stock, par value, $0.001 (the “Common Stock”) at an exercise price of $5.00 per share.

The Notes are due on the first anniversary of the issue date (the “Maturity Date”) if not converted prior to the Maturity Date and  accrue interest at a rate of 15% on the aggregate unconverted and outstanding principal amount, payable in cash on a quarterly basis. The shares of Common Stock issuable upon conversion of the Notes shall equal: (i) the principal amount of the Note divided by (ii) $5.00. The conversion price for the Notes is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. The Notes may be prepaid in whole or in part at any time for 115% of the outstanding principal and accrued interest.

The Warrants are exercisable for an aggregate of 3,210,000 shares of the Company’s Common Stock. The Warrants are exercisable for a period of five years from the original issue date. The exercise price with respect to the Warrants is $5.00 per share. The exercise price for the Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

In connection with the sale of the Notes and Warrants, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which we agreed to register all of the shares of our Common Stock underlying the Notes and the Warrants (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC within 45 calendar days following the filing of this report for the year ended December 31, 2013 (the “Filing Date”) and to cause the Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Filing Date”).

If the Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages to each Purchaser in the amount equal to 2% for the purchase price paid for the Notes and Warrants then owned by such Purchaser for each 30-day period for which the Company is non-compliant.

VICTORY ELECTRONIC CIGARETTES
CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

As collateral security for all of the Company’s obligations under the Purchase Agreement and related documents executed in connection with the Offering, the Company will grant the Purchasers a first priority security interest in all of the Company’s assets pursuant to the terms of the Security Agreement entered into between the Company and the Purchasers (the “Security Agreement”).

Acquisition of Vapestick, Inc.
On December 15, 2013, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), among the Company, Vapestick Holdings Limited, a company incorporated under the laws of England and Wales (“Vapestick”), and all of the shareholders of Vapestick (the “Shareholders”), and we completed the acquisition of all of the issued and outstanding ordinary shares of Vapestick on January 9, 2014 (the “Closing Date”).

Pursuant to the terms of the Exchange Agreement, and on the Closing Date, the Company acquired all issued and outstanding shares in the capital of Vapestick from the Shareholders in consideration for (a) an aggregate cash payment of £3,500,000 (approximately $5.74 million), (b) the issuance of 6,516,205 shares of our common stock, and (c) an agreement to issue to the Shareholders, an aggregate number of additional shares of our common stock equal to 10% of all common shares we issue in any subsequent financing, up to gross proceeds of $1,925,000, calculated on a fully diluted basis.

The assets and liabilities of Vapestick shown below are based on preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, the Company has not yet completed the valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of Vapestick’s assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. The fair values of certain tangible assets, intangible assets, and residual goodwill are the most significant areas not yet finalized and therefore are subject to change. The final fair value determinations may be significantly different than those shown below.

VICTORY ELECTRONIC CIGARETTES
CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The following is our preliminary assignment of the aggregate consideration:

Estimated Fair Value of Consideration Transferred

Cash	$5,740,000
Issuance of shares of common stock	3,062,616
$8,802,616
Assets Acquired and Liabilities Assumed

Cash	$187,084
Accounts receivable	181,949
Inventory	107,866
Prepaid inventory	254,717
Prepaids and other current assets	5,252
Furniture and equipment, net	47,954
Accounts payable and accrued expenses	(300,002)
Revolving line of credit, net	(357,026)
Current maturities of long-term debt	(15,170)
Long-term debt, less current maturities	(30,743)
Total identifiable net assets	81,881
Goodwill	8,720,735
Total fair value of consideration	$8,802,616

The excess of the purchase price over the net assets has been preliminarily allocated to goodwill pending final valuation by an independent valuation firm. The Company expects that intangible assets will be identified and valued and some portion of the identified intangibles will be subject to amortization.

The asset purchase agreement provides Vapestick with the opportunity to receive additional contingent consideration of up to $1,925,000. The Company is uncertain as to whether this contingent consideration will be earned by Vapestick.

A final determination of fair values will differ materially from the preliminary estimates and will include management’s final valuation of the fair values of assets acquired and liabilities assumed. This final valuation will be based on the actual acquired net tangible and intangible assets of Vapestick that existed as of the completion date of the acquisition. The final valuation will change the allocation of purchase price, which could affect the fair value assigned to the assets and liabilities and could result in a change to the unaudited pro forma condensed combined financial statements.

For the year ended December 31, 2013, the company incurred and expensed transaction related expenses of approximately $24,000, related to this transaction. These amounts are included in general and administrative expenses on the consolidated statements of income.

Revenues and expenses of vapestick will be included in the consolidated financial statements beginning January 9, 2014.

Merger with FIN Electronic Cigarette  Corporation
On February 28, 2014 (the “FIN Closing Date”), the Company completed its acquisition of FIN Electronic Cigarette Corporation, Inc., a Delaware corporation (“FIN”) through VCIG LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("VCIG") (the “Merger”) pursuant to the Agreement and Plan of Merger dated February 12, 2013, by and among the Company, VCIG, FIN, and a representative of the FIN stockholders (the "Representative"), (the “Merger Agreement”).

Pursuant to the terms of the Merger Agreement, and on the Closing Date, the Company acquired all issued and outstanding shares of FIN from its shareholders (the “FIN Shareholders”) in consideration for an aggregate of 10,000,000 shares of Common Stock (the “Merger Shares”). Additionally, on the FIN Closing Date, the Company paid $10 million of certain indebtedness and liabilities of FIN and its subsidiaries and issued $15 million of promissory notes (the “Promissory Notes”) to satisfy other indebtedness and liabilities of FIN and its subsidiaries. The Promissory Notes become due 90 days from the date of issuance (the “Maturity Date”) and accrue interest at a rate of 10% per annum. The Company may prepay the Promissory Notes without penalty. If the Company fails to pay off the Promissory Notes in full by the Maturity Date, it will issue shares of Common Stock to the note holders as a penalty payment.

VICTORY ELECTRONIC CIGARETTES
CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

In connection with the Merger, the Company entered into a registration rights agreement with the FIN Shareholders, pursuant to which the Company agreed to register all of the Merger Shares and the Late Payment Shares, if any on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC within 30 calendar days following the completion of the audit of the FIN financial statements for the year ended December 31, 2013 (the “Filing Date”), subject to the satisfaction of the registration rights of the Purchasers, and to cause the Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Effective Date”).

If the Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages to the FIN Shareholders in the amount equal to 2% of the value of the Merger Shares on the Closing Date for each 30-day period for which the Company is non-compliant.

The Company has not yet assessed the fair value of the assets acquired and the liabilities assumed in this transaction. Revenues and expenses of FIN will be included in the consolidated financial statements beginning February 28, 2014.