Form 10-K/A
period 2013-12-31
Victory Electronic Cigarettes Corp
filed 2014-04-01
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Victory Electronic Cigarettes Corporation (the “Company” or “we”) is filing this Amendment No. 1 (the “Amendment”) to our annual report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014 (the “Original Filing”) to provide the interactive data files required by Item 601(b)(101) of Regulation S-K and Sections 405 and 406T of Regulation S-T.

No changes have been made to the Original Filing other than to add the information as described above. This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

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

Exhibit No.	Description of Exhibit

2.1	Share Exchange Agreement dated April 2, 2013 among our Company, Victory Electronic Cigarettes, Inc. and the shareholders of Victory Electronic Cigarettes, Inc. (1)
2.2*	Share Exchange Agreement by and among Victory Electronic Cigarettes Corporation, Vapestick Holdings Ltd., and all the shareholders of Vapestick Holdings Ltd., dated December 15, 2013
2.3
Agreement and Plan of Merger by and among Victory Electronic Cigarettes Corporation, VCIG LLC, FIN Electronic Cigarette Corporation, Inc. and Elliot B. Maisel as Representative, dated February 12, 2014 (2)

3.1(i)	Certificate of Incorporation (3)
3.1(ii)	Bylaws (3)
4.1	Form of Convertible Note (4)
4.2	Form of Warrant (4)
4.3	Form of Convertible Note dated November 4, 2013 (5)
4.4	Form of Warrant issued to E-Cig Acquisition Company LLC (6)
4.5	Form of 15% Senior Secured Convertible Promissory Note issued in offerings in January and February 2014 (7)
4.6	Form of Warrant issued in offerings in January and February 2014 (7)
4.7	Form of Agent Warrant (8)
10.1	$200,000 Debenture dated January 31, 2013 issued by Victory Electronic Cigarettes LLC in favor of our company (1)
10.2	Security Agreement dated March 25, 2013 but effective as of January 31, 2013 between Victory Electronic Cigarettes Inc. as debtor and our company as secured party (1)
10.3	Return To Treasury Agreement dated June 18, 2013 between our company and Stephen Brady (9)
10.4	Non-Broker Private Placement Agreement dated May 1, 2013 between our company and Wolverton Securities Ltd. (9)
10.5	General Financial Advisory Agreement dated June 21, 2013 between our company and Wolverton Securities Ltd. (9)
10.6	Promissory Note with Brent Willis (10)
10.7	Promissory Note with Marc Hardgrove (10)
10.8	Promissory Note with David Martin (10)
10.9	Sales and Consulting Agreement dated December 30, 2013 (6)
10.10	Form of Securities Purchase Agreement from offerings in January and February 2014 (7)
10.11	Form of Registration Rights Agreement from offerings in January and February 2014 (7)
10.12	Form of Security Agreement from offerings in January and February 2014 (7)
10.13	Form of Promissory Notes dated February 28, 2014 (7)
10.14	Form of Registration Rights Agreement entered into by and among Victory Electronic Cigarettes Corporation and the FIN shareholders dated February 28, 2014 (7)
10.15 †	Employment Agreement with Brent Willis. (9)
10.16 †	Employment Agreement with Marc Hardgrove. (9)
10.17 †	Employment Agreement with Robert Hartford (11)
10.18 †	Director Agreement with Elliot B. Maisel (7)
10.19 †	2013 Stock Option Plan (9)
14.1	Code of Ethics (12)
16.1	Letter from Manning Elliot LLP dated June 27, 2013 (9)
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*   Previously filed or furnished, as applicable, with the Original Filing.
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

VICTORY ELECTRONIC CIGARETTE CORPORATION

Date: April 1, 2014	By:	/s/ Brent David Willis
Brent David Willis
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: April 1, 2014	By:	/s/ Robert Hartford
Robert Hartford
Chief Financial Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 1, 2014	By:	/s/ Brent David Willis
Brent David Willis
Chief Executive Officer, President, Secretary and Director (Principal Executive Officer)
Date: April 1, 2014	By:	/s/ Robert Hartford
Robert Hartford
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date: April 1, 2014	By:	/s/ Elliot B. Maisel
Elliot B. Maisel
Vice Chairman and Lead Director
Date: April 1, 2014	By:	/s/ Marc Hardgrove
Marc Hardgrove
Chief Creative Innovation Officer and Director
Date: April 1, 2014	By:	/s/ Michael Clapper
Michael Clapper
President – International and Director
Date: April 1, 2014	By:	/s/ James P. Geiskopf
James P. Geiskopf
Director
Date: April 1, 2014	By:	/s/ William R. Fields
William R. Fields
Director
Date: April 1, 2014	By:	/s/ Paul Herman
Paul Herman
Director