Form 10-K/A
period 2013-12-31
Victory Electronic Cigarettes Corp
filed 2014-05-06
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K /A
Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Victory Electronic Cigarettes Corporation (the “Company” or “we”) is filing this Amendment No. 2 (the “Second Amendment”) to our annual report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014 (the “Original Filing”), as amended by Amendment No. 1 to Form 10-K filed on April 1, 2014 (the “Amendment”) to restate and amend our previously issued audited consolidated financial statements and related financial information for the year ended December 31, 2013 and 2012 previously included in the Original Filing.

Background to the Restatements

On April 24, 2014, the Audit Committee of the Company determined that due to a change in an input to the Company’s valuation models, the Company’s consolidated financial statements as of December 31, 2013 and for the year ended December 31, 2013 as contained in the Original Filing should no longer be relied upon.

The change in an input was the result of a change in the valuation methodology used to value the Company’s stock. The change in the input is used in the valuation models to determine the fair value of certain of the Company’s warrant liabilities, stock options and for the allocation of proceeds related to a convertible debt instrument.  Based upon the Company’s analysis, the change increased advisory agreement warrants expense by approximately $9.6 million, increased interest expense by approximately $1.5 million, increased general and administrative expenses by approximately $200,000 and increased the net loss, as reported, by approximately $11.3 million.  These adjustments have no effect on the Company’s assets or cash flows.

The Audit Committee of the Company’s Board of Directors and management have discussed this matter with the Company’s independent registered public accounting firm, McGladrey LLP. McGladrey LLP was appointed as the Company’s independent registered public accounting firm on April 1, 2014.

Effects of Restatement

Management has considered the effect of the restatements on our prior conclusions as to the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Management has concluded that no material weakness in internal controls over financial reporting existed as of December 31, 2013, and that our disclosure controls and procedures and internal control over financial reporting for such periods were therefore effective.

This Second Amendment amends and restates Items 1A (Risk Factors) of Part I and Items 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and 8 (Financial Statements and Supplementary Data) of Part II of the Original Filing, as necessary based on the restatement of our consolidated financial statements. Additionally, this Second Amendment replaces the interactive data files required by Item 601(b)(101) of Regulation S-K and Sections 405 and 406T of Regulation S-T, that were initially filed on the Amendment. As required pursuant to the Securities and Exchange Act of 1934, as amended, this Second Amendment also includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above or the specific events of a later date as disclosed in Item 7, this Second Amendment does not amend, update or change any other items or disclosures in the Original Filing and the Amendment and does not purport to reflect any information or events subsequent to the filing thereof.   Accordingly, this Second Amendment should be read in conjunction with the Original Filing and the Amendment.

TABLE OF CONTENTS

		Page
PART I

Item 1A.	Risk Factors	1

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 8.	Financial Statements and Supplementary Data	23

PART IV

Item 15.	Exhibits, Financial Statement Schedules	24

SIGNATURES		26

INDEX TO EXHIBITS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K /A (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

As of December 31, 2013, we had an accumulated deficit of $ 21,293,048 . We had a net loss of $ 20,706,448 for the year ended December 31, 2013. Our accumulated deficit and net loss are primarily due to, among other reasons, increases in our distribution and marketing expenditures to grow sales of our e-cigarettes, stock-based compensation expenses and the establishment of our business infrastructure and operations. We estimate our expenses over the next 12 months to be approximately $30,000,000, including general and administrative expenses. As of December 31, 2013, we had working capital of $60,608.  We cannot assure you that we will generate operating profits on a sustainable basis as we continue to expand our infrastructure, make acquisitions, further develop our marketing efforts and otherwise implement our growth initiatives.

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

We do not own or control our supply chain our suppliers or our suppliers’ suppliers, therefore we are unable to control or ensure our supply of products or the consistency of those products. We depend on a small number of third-party suppliers and manufacturers for our e-cigarette products, which includes, but is not limited to, our electrical components, technology, flavorings and essences. Our customers associate certain characteristics of our products including the weight, feel, draw, flavor, packaging and other unique attributes of our products to the brands we market, distribute and sell. Export from certain provinces in China , or at times from Hong Kong, have run into delays, as have imports and receipts in the United States.   A natural or man-made disaster or other interruption in supply and or consistency of our products may harm our relationships and goodwill with customers, and have a materially adverse effect on our cash flow and our operations.

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

PART II

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

On July 11, 2013, we changed our name to “Victory Electronic Cigarettes Corporation”.

Private Placements

On March 25, 2013, we issued four convertible promissory notes dated January 31, 2013 and totaling $200,000 and issued five-year warrants dated January 31, 2013 to purchase 50,000 shares of Common Stock to each of the four parties issued the convertible notes. The notes carried an interest rate of 12% and were due on January 31, 2014 and the notes and warrants were convertible into Common Stock at the share price offered in the private placement that was to  occur prior to the Reverse Merger and is described in the following paragraph (i.e. $0.25 per share). Accrued interest on the notes was payable or convertible at any time determined by the holders or at maturity.  On January 31, 2014, the notes were converted into 800,000 shares of Common Stock and the accrued interest was paid in cash.

On June 25, 2013, we completed a private placement with investors for the sale of 10,000,000 shares of Common Stock at $0.25 per share for total net proceeds of $2,200,000.

On November 4, 2013, we entered into private placement subscription agreements with three persons and issued three notes in the aggregate principal amount of $2,475,000, which carried an interest rate of 6% and were due on January 1, 2014, and were convertible into Common Stock at $0.50 per share.  On the issue date, the investors converted one third of the face value of the notes into 1,649,999 shares of Common Stock. At December 31, 2013, $1,200,000 of the notes were repaid and on January 1, 2014, the remaining balance of $450,000 was repaid in full.

Agreements with Fields Texas Limited LLC's affiliate, E-Cig Acquisition Company LLC

On December 30, 2013, we entered into a comprehensive partnership agreement (the “Agreement”) with Fields Texas Limited LLC's affiliate, E-Cig Acquisition Company LLC (“Fields Texas”) pursuant to which Fields Texas will act as the exclusive agent of the Company to secure sales and distribution agreements of the Company’s products with various retailers and distributors both in the United States and internationally. Fields Texas will also support our acquisition, product development, marketing, pricing and promotional efforts both in the United States and internationally. Upon the execution of the Agreement, the Company issued Fields Texas warrants to purchase 6,975,000 shares of Common Stock at an exercise price of $9.05 per share.  Pursuant to the adjustment provision contained in the warrant, as further described below, following the completion of our private offering on January 7, 2014, the exercise price of the warrant adjusted to $5.00 per share with the ability to purchase up to 12,624,750 shares of Common Stock.  The Company also paid Fields Texas a $200,000 development fee to offset initial start-up costs and expenses.

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

Cost of goods sold for the years ended December 31, 2013 and 2012 were $1,288,914 and $526,300 , respectively, an increase of $ 762,614 or approximately 145% . The increase is primarily due to an increase in sales as well as a change in product mix to higher distributor and wholesaler sales, which have lower gross margin than our online sales to consumers. Management believes that cost of goods sold and shipping expense as a percent of net sales will maintain or marginally improve with increased scale and efficiency.

Operating Expenses

Advisory agreement warrant expense for the years ended December 31, 2013 and 2012 were $16,600,500 and $0 respectively. This expense was due to the warrants we issued to Fields Texas in connection with the advisory agreement that we entered into with Fields Texas on December 30, 2013 as discussed above.

Distribution marketing and advertising expenses for the years ended December 31, 2013 and 2012 were $1,078,180 and $323,167, respectively, an increase of $755,013. During the year ended December 31, 2013, we continued and increased various advertising campaigns to increase both online and point of sale brand awareness, which caused the increase in the expense.

Selling, general and administrative cost for the years ended December 31, 2013 and 2012 were $ 3,036,873 and $1,068,767, respectively.  The increase is primarily due to cost associated with general administrative fees, insurance, telecommunications, printing, supplies, and other miscellaneous items.

Other Expense

Interest expense for the years ended December 31, 2013 and 2012 was $1,804,710 and $30,140, respectively. The increase was attributable to the interest paid on the convertible notes issued by the Company in 2013.

Net loss

The net loss for the years ended December 31, 2013 and 2012 was $20,706,448 and $478,170, respectively. The net loss per common share for the years ended December 31, 2013 and 2012 was $0.48 and $0.01, respectively.

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

On January 7, 2014, January 14, 2014, and January 31, 2014, we completed and exercised the oversubscription amount allowed of “best efforts” private offering of up to $10,000,000 in 15% Senior Secured Convertible Promissory Notes (the “Notes”) (the “First Offering”), with a group of accredited investors (the “Purchasers”) for total net proceeds to the Company of $10,505,790 after deducting placement agent fees and other expenses. Pursuant to a securities purchase agreement with the Purchasers (the “Purchase Agreement”), we issued to the Purchasers (i) $11,325,000 aggregate principal amount of Notes and (ii) warrants (the “Warrants”) to purchase 2,265,000 shares (the “Warrant Shares” and together with the Notes and the Warrants, the “Securities”) of Common Stock at an exercise price of $5.00 per share. Each note bears interest at 15% per annum and matures on January 7, January 14, or January 31, 2015.

On February 28, 2014, we completed a “best efforts” private offering of up to $16,050,000 in principal amount of Notes (the “Second Offering” and together with the First Offering, the “Offerings”) with a group of accredited investors (the “Purchasers”) for total net proceeds to the Company of $14,919,000 after deducting placement agent fees and other expenses. Pursuant to a Purchase Agreement with the Purchasers, we issued to the Purchasers (i) $16,050,000 aggregate principal amount of Notes and (ii) warrants (the “Warrants”) to purchase 3,210,000 shares (the “Warrant Shares” and together with the Notes and the Warrants, the “Securities”) of our Common Stock at an exercise price of $5.00 per share. Each note bears interest at 15% per annum and matures on February 28, 2015.

On February 28, 2014, we issued $15 million of promissory notes (the “Promissory Notes”) to satisfy certain indebtedness and liabilities of FIN. The Promissory Notes become due 90 days from the date of issuance, on May 29, 2014, and accrue interest at a rate of 10% per annum. We may prepay the Promissory Notes without penalty. If we fail to pay off the Promissory Notes in full by June 9, 2014, for every subsequent day the Promissory Notes are not paid in full, we will issue up to 12,500 shares of Common Stock per day, dependent on the outstanding principal amount at that time, but no more than a total of 500,000 shares of Common Stock, to the note holders as a penalty payment.

On April 22, 2014, the Company completed a private offering with a group of accredited investors (the “Purchasers”) for total net proceeds to the Company of $20,511,200 after deducting placement agent fees and other expenses. Pursuant to a securities purchase agreement with the Purchasers (the “Purchase Agreement”), the Company issued to the Purchasers 6% Original Issue Discount Senior Secured Convertible Promissory Notes for a principal amount of $24,175,824 (the “Notes”). The Notes mature on April 22, 2015, and bear interest at a rate of 6% on the aggregate unconverted and outstanding principal amount payable in cash on a monthly basis. The Company must prepay $12,000,000 of the principal amount of the Notes, plus any accrued and unpaid interest hereon, between 15 days and 30 days following the issue date.  The Purchasers have the right, in certain circumstances, to redeem all or portions of the Notes, in exchange for either cash or shares of the Company's common stock, including the ability to redeem an aggregate of up to $800,000 per month, as further described in Section 7 of the Notes.

On April 22, 2014, we issued $11,000,000 of promissory notes (the “Promissory Notes”) to the MHL Shareholders in connection with our acquisition of VIP. The Promissory Notes become due at the earlier of 1) October 14, 2014, 2) the day the Company first trades it shares of a common stock on certain listed exchanges (including the NYSE Market, the Nasdaq Capital Market, the Nasdaq Global Select Market, the Nasdaq Global Market or the New York Stock Exchange) or 3) the Company completes an underwritten public offering of a minimum of $40 million (the “Maturity Date”). Beginning 120 days following the date of issuance, the Promissory Notes will accrue interest at a rate of 10% per annum.

On April 30, 2014, we completed an initial closing of a “best efforts” private offering of $3,139,987.50 (the “Offering”) of units, each unit consisting of (i) one (1) share of our common stock, par value $0.001per share (the “Common Stock) and (ii) a warrant to purchase ¼ share of our Common Stock (the “Units”), at a price of $6.50 per Unit, to a group of accredited investors for total net proceeds to the Company of $2,825,988.75 after deducting placement agent fees and other expenses.

Cash Flows

Operating activities for the year ended December 31, 2013 used cash of $ 2,004,325 compared to $ 590,515 for the year ended December 31, 2012, an increase of $ 1,413,810 . This increase was primarily due to an increase in losses between the two periods. Our cash flows provided by investing activities were $29,385 and $0 for the years ended December 31, 2013 and 2012, respectively, an increase of $29,385 primarily due to proceeds from the sale of common stock .  Our cash flows from financing activities were $ 4,098,235 and $ 601,594 for the years ended December 31, 2013 and 2012, respectively, an increase of $ 3,496,641 primarily due to the proceeds from the sales of common stock and convertible notes discussed above.

Subsequent Events

Private Placements

January and February 2014

On January 7, 2014, January 14, 2014, and January 31, 2014, we completed a “best efforts” private offering of $11,325,000 aggregate principal amount of 15% Senior Secured Convertible Promissory Notes (the “Notes”) and warrants (the “Warrants”) to purchase shares of Common Stock at an exercise price of $5.00 per share (the “First Offering”), with a group of accredited investors (the “Purchasers”) for total net proceeds to the Company of $10,505,790 after deducting placement agent fees and other expenses.

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

Registration Rights Agreement

In connection with the sale of the Notes and Warrants in the Offerings, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which we agreed to register all of the shares of our Common Stock underlying the Notes and the Warrants (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC by May 15, 2014 (the “Filing Date”) and to cause the Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Effective Date”).

If the Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages in cash to each Purchaser in the amount equal to 2% of the purchase price paid for the Notes and Warrants then owned by such Purchaser for each 30-day period for which the Company is non-compliant.

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

April 22, 2014

On April 22, 2014, the Company completed a private offering with a group of accredited investors (the “Purchasers”) for total net proceeds to the Company of $20,511,200 after deducting placement agent fees and other expenses. Pursuant to a securities purchase agreement with the Purchasers (the “Purchase Agreement”), the Company issued to the Purchasers 6% Original Issue Discount Senior Secured Convertible Promissory Notes for a principal amount of $24,175,824 (the “Notes”).

Notes

The Notes are due on the first anniversary of the issue date (the “Maturity Date”) less any amounts converted or redeemed prior to the Maturity Date and  accrue interest at a rate of 6% on the aggregate unconverted and outstanding principal amount payable in cash on a monthly basis. The shares of Common Stock issuable upon conversion of the Notes shall equal: (i) the principal amount of the Note to be converted (plus accrued interest and unpaid late charges, if any) divided by (ii) $9.92 (the "Original Conversion Price"). The Original Conversion Price for the Notes is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, should the Company complete an underwritten public offering of a minimum of $25 million, the conversion price would reset to the price that is equal to 115% of the VWAP of the Company’s shares of common stock on the trading day immediately following the pricing of such public offering should that price be lower than the Original Conversion Price. The Company must prepay $12,000,000 of the principal amount of the Notes, plus any accrued and unpaid interest thereon, between 15 days and 30 days following the issue date. The Notes may not be prepaid in whole or in part at any other time. The Purchasers have the right, in certain circumstances, to redeem all or portions of the Notes, in exchange for either cash or shares of the Company's common stock, including the ability to redeem an aggregate of up to $800,000 per month, as further described in Section 7 of the Notes.

Registration Rights Agreement

In connection with the sale of the Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company agreed to register all of the shares of our Common Stock underlying the Notes (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC by June 6, 2014, subject to the satisfaction of any registration rights previously granted by the Company (the “Filing Date”) and to cause the Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Effective Date”).

If the Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages in cash to each Purchaser in the amount equal to 2% for the purchase price paid for the Notes then owned by such Purchaser for each 30-day period for which the Company is non-compliant.

Security Agreements

As security for all of the Company’s obligations under the Purchase Agreement and related documents executed in connection with the Offering: (i) MHL (as defined below) granted a guarantee in favor of the Purchasers (the "Purchasers' Guarantee") supported by a first priority security interest in all of MHL’s assets pursuant to the terms of the Debenture entered into between MHL and the security trustee for the Purchasers (the “Purchasers' Security Agreement”); and (ii) the Company granted the Purchasers a first priority security interest in all of the shares owned by the Company in MHL following completion of the Share Exchange, as further described below, pursuant to the terms of a share charge entered into between the Company and the security trustee for the Purchasers (the "Share Charge").

April 30, 2014

On April 30, 2014, we completed an initial closing of a “best efforts” private offering of $3,139,987.50 (the “Offering”) of units, each unit consisting of (i) one (1) share of our common stock, par value $0.001per share (the “Common Stock) and (ii) a warrant to purchase ¼ share of our Common Stock (the “Units”). Pursuant a purchase agreement, we sold 483,075 Units in the Offering, at a price of $6.50 per Unit, to a group of accredited investors (the “Purchasers”) for total net proceeds to the Company of $2,825,988.75 after deducting placement agent fees and other expenses. In the Offering, we issued 483,075 share of our Common Stock (the “Shares”) and warrants to purchase 120,768 shares of our Common Stock (the “Warrants”).

Warrants

The Warrants are exercisable for a period of five years from their issue date. The exercise price with respect to the Warrants is $6.50 per full share. The exercise price for the Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

Registration Rights Agreement

In connection with the sale of the Shares and Warrants in the Offerings, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which we agreed to register all of the Shares and shares of our Common Stock underlying the Warrants (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC within 90 calendar days following the uplisting of our Common Stock on the Nasdaq Stock Market (the “Filing Date”) and to cause the Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Effective Date”).

If the Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages in cash to each Purchaser in the amount equal to 2% of the purchase price paid for the Shares and Warrants then owned by such Purchaser for each 30-day period for which the Company is non-compliant.

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

Pursuant to the terms of the Merger Agreement, and on the Closing Date, we acquired all issued and outstanding shares of FIN from its shareholders (the “FIN Shareholders”) in consideration for an aggregate of 10,000,000 shares of Common Stock (the “Merger Shares”). Additionally, on the Closing Date we paid $10 million of certain indebtedness and liabilities of FIN and its subsidiaries and issued $15 million of promissory notes (the “Promissory Notes”) to satisfy other indebtedness and liabilities of FIN and its subsidiaries. The Promissory Notes become due 90 days from the date of issuance, on May 29, 2014, and accrue interest at a rate of 10% per annum. We may prepay the Promissory Notes without penalty. If we fail to pay off the Promissory Notes in full by June 9, 2014, for every subsequent day the Promissory Notes are not paid in full, we will issue up to 12,500 shares of Common Stock per day, dependent on the outstanding principal amount at that time, but no more than a total of 500,000 shares of Common Stock, to the note holders as a penalty payment (the “Late Payment Shares”).

In connection with the Merger, the Company entered into a registration rights agreement (the “FIN Registration Rights Agreement”) with the FIN Shareholders, pursuant to which we agreed to register all of the Merger Shares and the Late Payment Shares, if any (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC by April 26, 2014, subject to the satisfaction of the registration rights of the Purchasers in connection with the January and February 2014 private offerings , which if not satisfied by the Filing Date, will cause the Filing Date to be a date following the  Purchasers' registration rights being satisfied  (the “Filing Date”) , and to cause the Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Effective Date”).

If the Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages to the FIN Shareholders in cash in the amount equal to 2% of the value of the Merger Shares on the Closing Date for each 30-day period for which the Company is non-compliant.

Acquisition of Must Have Limited (VIP)

On April 22, 2014 (the “Closing Date”), the Company entered into a share purchase agreement (the “Exchange Agreement”) by and between (i) the Company and (ii) the shareholders of Must Have Limited (“MHL”), an England and Wales incorporated limited company (the “MHL Shareholders”). Pursuant to the terms of the Exchange Agreement, the MHL Shareholders transferred to the Company all of the shares of MHL held by such shareholders in exchange for (1) the issuance of 2,300,000 shares (the “Exchange Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (2) GBP £5,345,713.58 (equivalent to $9,000,000) in cash consideration, (3) $11,000,000 of promissory notes (the “Share Exchange”), (4) GBP £6,796,303 in respect of MHL's surplus cash, and (5) (if payable in accordance with the terms of the Exchange Agreement) up to $5,000,000 as an earn-out.

On the Closing Date, the Company issued $11,000,000 of promissory notes (the “Promissory Notes”). The Promissory Notes become due at the earlier of 1) October 14, 2014, 2) the day the Company first trades it shares of common stock on certain listed exchanges (including the NYSE Market, the Nasdaq Capital Market, the Nasdaq Global Select Market, the Nasdaq Global Market or the New York Stock Exchange) or 3) the Company completes an underwritten public offering of a minimum of $40 million (the “Maturity Date”). Beginning 120 days following the date of issuance, the Promissory Notes will accrue interest at a rate of 10% per annum.

In connection with the Share Exchange, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the MHL Shareholders, pursuant to which the Company agreed to register all of the Exchange Shares (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC within 30 calendar days following the completion of the audit of the MHL financial statement for the MHL 2013 fiscal year, subject to the satisfaction of any registration rights previously granted by the Company (the “Filing Date”), and to cause the Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Effective Date”).

If the Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages to the MHL Shareholders in the amount equal to 2% of the value of the Exchange Shares on the Closing Date for each 30-day period for which the Company is non-compliant.

As security for all of the Company’s obligations under the Promissory Notes and related documents executed in connection with the Share Exchange, MHL granted a guarantee in favor of the MHL Shareholders (the "MHL Shareholders' Guarantee") supported by a second priority security interest in all of MHL’s assets pursuant to the terms of the Debenture entered into between MHL and the security trustee for the MHL Shareholders (the “Security Agreement”).

In connection with the closing of the Share Exchange and the sale of the Notes, on April 22, 2014, the Company, MHL, the Purchasers, the security trustee for the Purchasers, the MHL Shareholders and the security trustee for the MHL Shareholders entered into an intercreditor agreement (the “Intercreditor Agreement”). The Intercreditor Agreement governs the relative priorities (and certain other rights) of the Purchasers and MHL Shareholders pursuant the respective security agreements that each entered into with the Company and MHL.

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

Accounts Receivable

Accounts receivable, primarily from retail and wholesale customers or third-party internet brokers, are reported at the amount invoiced.  Payment terms vary by customer and may be subject to an early payment discount. Management reviews accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible.  An overall allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends.  Management judgments and estimates are used in connection with establishing the allowance in any accounting period.  Changes in estimates are reflected in the period they become known.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  As of December 31, 2013 and December 31, 2012, the Company expects the amount of any potentially uncollectible receivables to be insignificant and therefore no allowance for doubtful accounts that has been determined necessary by management. For the years ended December 31, 2013 and December 31, 2012, no accounts receivable were written off.

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

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable inputs.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 — Quoted prices for identical assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.

Level 2 — Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data.  Level 2 also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data.

Level 3 — Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for nonbinding single dealer quotes not corroborated by observable market data.

The Company has various processes and controls in place to ensure that fair value is reasonably estimated.  A model validation policy governs the use and control of valuation models used to estimate fair value.  The Company performs due diligence procedures over third-party pricing service providers in order to support their use in the valuation process.  Where market information is not available to support internal valuations, independent reviews of the valuations are performed and any material exposures are escalated through a management review process.

Warrant liability

The Company utilizes a binomial option pricing model to derive the estimated fair value.  Key inputs into the model include a discount for lack of marketability on the stock price, expected volatility, and a risk-free interest rate.  Any significant changes to these inputs would have a significant impact to the fair value.  See further discussion in Note 7.

Assets and liabilities measured at fair value as of December 31, 2013 are summarized as follows:

Recurring fair value measurements	December 31, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant Liability	$16,600,500	$-	$-	$16,600,500

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

The audited consolidated balance sheets of the Company as of December 31, 2013, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, the footnotes thereto, and the report of McGladrey LLP, independent auditors, are filed herewith.

The audited consolidated balance sheets of the Company as of December 31, 2012, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, the footnotes thereto, and the report of Accell Audit & Compliance P.A., independent auditors, are filed herewith.

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

Exhibit No.	Description of Exhibit

2.1	Share Exchange Agreement dated April 2, 2013 among our Company, Victory Electronic Cigarettes, Inc. and the shareholders of Victory Electronic Cigarettes, Inc. (1)
2.2 *	Share Exchange Agreement by and among Victory Electronic Cigarettes Corporation, Vapestick Holdings Ltd., and all the shareholders of Vapestick Holdings Ltd., dated December 15, 2013
2.3
Agreement and Plan of Merger by and among Victory Electronic Cigarettes Corporation, VCIG LLC, FIN Electronic Cigarette Corporation, Inc. and Elliot B. Maisel as Representative, dated February 12, 2014 (2)

3.1(i)	Certificate of Incorporation (3)
3.1(ii)	Bylaws (3)
4.1	Form of Convertible Note (4)
4.2	Form of Warrant (4)
4.3	Form of Convertible Note dated November 4, 2013 (5)
4.4	Form of Warrant issued to E-Cig Acquisition Company LLC (6)
4.5	Form of 15% Senior Secured Convertible Promissory Note issued in offerings in January and February 2014 (7)
4.6	Form of Warrant issued in offerings in January and February 2014 (7)
4.7	Form of Agent Warrant (8)
10.1	$200,000 Debenture dated January 31, 2013 issued by Victory Electronic Cigarettes LLC in favor of our company (1)
10.2	Security Agreement dated March 25, 2013 but effective as of January 31, 2013 between Victory Electronic Cigarettes Inc. as debtor and our company as secured party (1)
10.3	Return To Treasury Agreement dated June 18, 2013 between our company and Stephen Brady (9)
10.4	Non-Broker Private Placement Agreement dated May 1, 2013 between our company and Wolverton Securities Ltd. (9)
10.5	General Financial Advisory Agreement dated June 21, 2013 between our company and Wolverton Securities Ltd. (9)
10.6	Promissory Note with Brent Willis (10)
10.7	Promissory Note with Marc Hardgrove (10)
10.8	Promissory Note with David Martin (10)
10.9	Sales and Consulting Agreement dated December 30, 2013 (6)
10.10	Form of Securities Purchase Agreement from offerings in January and February 2014 (7)
10.11	Form of Registration Rights Agreement from offerings in January and February 2014 (7)
10.12	Form of Security Agreement from offerings in January and February 2014 (7)
10.13	Form of Promissory Notes dated February 28, 2014 (7)
10.14	Form of Registration Rights Agreement entered into by and among Victory Electronic Cigarettes Corporation and the FIN shareholders dated February 28, 2014 (7)
10.15 †	Employment Agreement with Brent Willis. (9)
10.16 †	Employment Agreement with Marc Hardgrove. (9)
10.17 †	Employment Agreement with Robert Hartford (11)
10.18 †	Director Agreement with Elliot B. Maisel (7)
10.19 †	2013 Stock Option Plan (9)
14.1	Code of Ethics (12)
16.1	Letter from Manning Elliot LLP dated June 27, 2013 (9)
21.1 *	List of Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Previously filed or furnished, as applicable, with the Original Filing.
* * XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

VICTORY ELECTRONIC CIGARETTE CORPORATION

Date: May 6, 2014	By:	/s/ Brent David Willis
Brent David Willis
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: May 6 , 2014	By:	/s/ Jim McCormick
Jim McCormick
Chief Financial Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 6 , 2014	By:	/s/ Brent David Willis
Brent David Willis
Chief Executive Officer, President, Secretary and Director (Principal Executive Officer)
Date: May 6 , 2014	By:	/s/ Jim McCormick
Jim McCormick
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date: May 6 , 2014	By:	/s/ Marc Hardgrove
Marc Hardgrove
Chief Creative Innovation Officer and Director
Date: May 6 , 2014	By:	/s/ Michael Clapper
Michael Clapper
President – International and Director
Date: May 6, 2014	By:	/s/ James P. Geiskopf
James P. Geiskopf
Director
Date: May 6 , 2014	By:	/s/ William R. Fields
William R. Fields
Director
Date: May 6 , 2014	By:	/s/ Paul Herman
Paul Herman
Director

FINANCIAL STATEMENTS

VICTORY ELECTRONIC CIGARETTES CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm – 2013	F–1

Report of Independent Registered Public Accounting Firm – 2012	F–2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F–3

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013 and 2012	F–4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012	F–5

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012	F–6

Notes to Consolidated Financial Statements	F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Victory Electronic Cigarettes Corporation

We have audited the accompanying consolidated balance sheet of Victory Electronic Cigarettes Corporation as of December 31, 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2013 consolidated financial statements, referred to above present fairly, in all material respects, the financial position of Victory Electronic Cigarettes Corporation as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the 2013 consolidated financial statements as previously filed on March 31, 2014, have been restated.

/s/ McGladrey LLP
Fort Lauderdale, Florida
May 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Victory Electronic Cigarette s Corporation

We have audited the accompanying consolidated balance sheet of Victory Electronic Cigarette s Corporation and subsidiary (the “Company”) as of 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management,   as well as evaluating   the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In  our opinion, the consolidated financial  statements  referred to  above present fairly,  in  all  material respects,  the consolidated financial position of Victory Electronic Cigarette s Corporation  and subsidiary as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United  States of America.

/s/ Accell  Audit & Compliance, P.A.

Tampa, FL
February 28, 2013

4868 West Gandy Boulevard ● Tampa, Florida 33611 ● 813.440.6380

VICTORY ELECTRONIC CIGARETTES CORPORATION

Consolidated Balance Sheets

	December 31,
	2013	December 31,
	(as restated)	2012

Assets

Current assets:
Cash	$2,081,963	$17,438
Accounts receivable	112,921	157,295
Inventory	340,636	287,373
Prepaid expenses	42,704	150,671
Other current assets	6,750	-
Total current assets	2,584,974	612,777

Furniture and equipment, net	27,376	-

Total assets	$2,612,350	$612,777

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	$306,200	$37,853
Deferred revenue	-	17,699
Revolving credit line	-	20,641
Convertible promissory notes	650,000	-
Private placement funds received in advance	1,100,000	-
Due to related parties	448,166	703,870
Deferred compensation	-	350,003
Other liabilities	20,000	-
Total current liabilities	2,524,366	1,130,066

Warrant liability	16,600,500	-
Total liabilities	$19,124,866	$1,130,066

Stockholders' deficit
Common stock, $.001 par value; 100,000,000 shares
authorized, 53,394,000 and 32,500,000 shares
issued and outstanding at December 31, 2013
and 2012, respectively	$53,394	$32,500
Additional paid-in capital	4,727,138	36,811
Accumulated deficit	(21,293,048)	(586,600)
Total stockholders' deficit	$(16,512,516)	$(517,289)

Total liabilities and stockholders' deficit	$2,612,350	$612,777

See notes to consolidated financial statements.

VICTORY ELECTRONIC CIGARETTES CORPORATION

Consolidated Statements of Operations
and Comprehensive Income

	Years Ended December 31,
	2013
	(as restated)	2012

Revenues
Internet sales	$1,758,762	$855,758
Retail and wholesale revenues	1,343,967	614,446
Total revenues	3,102,729	1,470,204

Cost of goods sold	1,288,914	526,300
Gross profit	1,813,815	943,904

Operating expenses
Advisory agreement warrants	$16,600,500	$-
Distribution, marketing and advertising	1,078,180	323,167
Selling, general and administrative	3,036,873	1,068,767
Total operating expenses	20,715,553	1,391,934

Loss from operations	$(18,901,738)	$(448,030)

Other expense
Interest expense	(1,804,710)	(30,140)
Loss before income taxes	(20,706,448)	(478,170)

Income tax provision	-	-
Net loss	(20,706,448)	(478,170)

Other comprehensive income (loss)	-	-
Comprehensive loss	$(20,706,448)	$(478,170)

Net loss per common share:
Basic	$(0.48)	$(0.01)
Diluted	$(0.48)	$(0.01)

Weighted average number of shares outstanding
Basic	42,871,414	32,500,000
Diluted	42,871,414	32,500,000

See notes to consolidated financial statements.

VICTORY ELECTRONIC CIGARETTES CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

	Common stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	deficit	deficit

Balance at December 31, 2011	32,500,000	$32,500	$36,811	$(108,430)	$(39,119)

Net loss	-	-	-	(478,170)	(478,170)

Balance at December 31, 2012	32,500,000	32,500	36,811	(586,600)	(517,289)

Sale of common shares, net of issuance costs	10,000,000	10,000	2,199,600	-	2,209,600

Issuance of common shares in reverse merger	10,844,000	10,844	(10,844)	-	-

Debt assumed as part of reverse merger	-	-	(210,000)	-	(210,000)

Retirement of shares returned from shareholder	(1,600,000)	(1,600)	1,600	-	-

Issuance of common shares	1,650,000	1,650	823,350	-	825,000

Stock based compensation	-	-	235,000	-	235,000

Net loss	-	-	-	(9,427,558)	(9,427,558)

Balance at December 31, 2013, as previously filed	53,394,000	$53,394	$3,075,517	$(10,014,158)	$(6,885,247)

Issuance of common shares	-	-	1,451,621	-	1,451,621

Stock based compensation	-	-	200,000	-	200,000

Net loss	-	-	-	(11,278,890)	(11,278,890)

Balance at December 31, 2013, as restated	53,394,000	$53,394	$4,727,138	$(21,293,048)	$(16,512,516)

See notes to consolidated financial statements.

VICTORY ELECTRONIC CIGARETTES CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013
	(as restated)	2012

Cash flows from operating activities:
Net loss	$(20,706,448)	$(478,170)
Adjustments to reconcile net loss to
net cash (used in) operating activities:
Depreciation expense	2,009	-
Stock based compensation	435,000	-
Amortization of debt discount	1,451,621	-
Amortization of deferred financing costs	210,020	-
Warrant liability	16,600,500	-
Changes in operating assets and liabilities:
Accounts receivable	44,374	(156,977)
Inventory	(53,263)	(241,177)
Prepaid expenses	107,967	(119,588)
Other current assets	(6,750)	-
Accounts payable and accrued expenses	258,347	37,695
Other liabilities	20,000	-
Deferred revenue	(17,699)	17,699
Deferred compensation	(350,003)	350,003
Net cash (used in) operating activities	(2,004,325)	(590,515)

Cash flows from investing activities:
Purchases of property and equipment	(29,385)	-
Net cash (used in) investing activities	(29,385)	-

Cash flows from financing activities:
Due to related parties	(255,704)	580,953
Sale of common stock related private placement	2,209,600	-
Sale of common stock related to convertible debentures	2,276,621	-
Payment of debt issuance costs	(210,020)	-
Revolving line of credit	(20,641)	20,641
Convertible debentures	198,379	-
Private placement funds received in advance	1,100,000	-
Repayment of convertible debentures	(1,200,000)	-
Net cash provided by financing activities	4,098,235	601,594

Net change in cash	2,064,525	11,079

Cash beginning of the period	17,438	6,359

Cash at end of the period	$2,081,963	$17,438

Supplementary Cash Flow Information
Cash paid for interest	$368,028	$23

Non-cash financing transactions

Stock issued in reverse merger	$10,844	$-

Convertible debenture assumed as part of reverse merger	$210,000	$-

Retirement of shares returned from shareholder	$1,600	$-

See notes to consolidated financial statements.

VICTORY ELECTRONIC CIGARETTES
CORPORATION

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Victory Electronic Cigarettes Corporation (“Victory”) together with its wholly-owned subsidiary Victory Electronic Cigarettes, Inc. (“VEC”), collectively referred to herein as the “Company”, imports and distributes smokeless electronic cigarettes. It offers starter kits, cartridges, carrying cases, charger packs, disposable tobacco, and other related products for smokers.  The Company offers its products through retail stores, distributors, independent retailers, and grocery and convenience store operators, as well as online in the United States. Pursuant to the Company's recent acquisitions in 2014, the Company has expanded its operations outside of the United States. See Note 12. The Company’s primary operations are based in Nunica, Michigan.

Basis of Presentation
These consolidated financial statements represent the consolidated financial statements of Victory, formerly known as Teckmine Industries, Inc, (“Teckmine”), and its wholly-owned operating subsidiary VEC.  VEC was formed as a limited liability company under the laws of the State of Florida on March 2, 2010 and effected a conversion on March 8, 2013 into a corporation under the laws of the State of Nevada.

On June 25, 2013, pursuant to a share exchange agreement, Teckmine acquired VEC in which the existing stockholders of VEC exchanged all of their issued and outstanding shares of common stock for 32,500,000 shares of common stock of Teckmine (the “Reverse Merger”). The Reverse Merger was treated as a reverse recapitalization with VEC as the accounting acquirer and Teckmine as the accounting acquired party. Immediately after the consummation of the Reverse Merger, the previous stockholders of VEC owned 60.9% of Teckmine’s outstanding common stock and VEC became a wholly-owned subsidiary of Teckmine.   Teckmine was renamed Victory.   See Note 2.

As a result, the business and financial information included in these consolidated financial statements are the business and financial information of VEC.

Significant Accounting Policies

Restatement
The Company is restating its consolidated financial statements for the year ended December 31, 2013 to correct errors related to the fair value of warrant liabilities, the allocation of proceeds related to the issuance of common stock and a debt instrument and stock compensation expense.  The Company’s decision to restate the aforementioned consolidated financial statements was made as a result of management’s reconsideration of the fair value of its stock as included in various valuation models. On April 21, 2014, management concluded, and the Board of Directors has agreed, that the fair value of the Company’s stock previously determined as if the Company were a private enterprise did not properly consider the public trading value of the Company’s stock. This error impacted the warrant liability and stockholders’ deficit in the consolidated balance sheet as well as advisory agreement warrant expense, selling, general and administrative expense and interest expense in the accompanying consolidated statement of operations and comprehensive income; accordingly, these were misstated in the previously issued consolidated financial statements.  The December 31, 2013 consolidated balance sheet, consolidated statement of operations and comprehensive income, consolidated statement of stockholders’ deficit, and notes to the consolidated financial statements have been restated to correct these errors.

The effect of these error corrections on the consolidated statement of operations and comprehensive income for the year ended December 31, 2013 is to increase the net loss by $11,278,890 (including increasing advisory agreement warrant expense and selling, general and administrative expense by $9,627,269 and $200,000, respectively, and increasing interest expense by $1,451,621).

The Company’s consolidated financial statements have been restated as follows:

Consolidated Statement of Operations and Comprehensive Income

	Year Ended December 31, 2013
	As Previously Reported	Adjustments	As Restated
Advisory agreement warrants	$6,973,231	$9,627,269	$16,600,500
Selling, general and administrative	2,836,873	200,000	3,036,873
Interest expense	353,089	1,451,621	1,804,710
Net loss	(9,427,558)	(11,278,890)	(20,706,448)

VICTORY ELECTRONIC CIGARETTES
CORPORATION
Notes to Consolidated Financial Statements

Consolidated Balance Sheet

	December 31, 2013
	As Previously Reported	Adjustments	As Restated
Warrant liability	$6,973,231	$9,627,269	$16,600,500
Additional paid-in capital	3,075,517	1,651,621	4,727,138
Accumulated deficit	(10,014,158)	(11,278,890)	(21,293,048)

Principles of Consolidation

The consolidated financial statements include the accounts of Victory and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements.  Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include the allowance for doubtful accounts, the reserve for excess and obsolete inventory, assumptions used in the valuation of stock-based compensation, warrant liabilities and the allocation of proceeds with regard to convertible debt instruments as well as the recoverability of the Company’s net deferred tax assets.

Concentration of Credit and Supply  Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash in banks in excess of federally insured limits. The Company manages this risk by maintaining all deposits in high quality financial institutions. Cash is deposited in various financial institutions. Due to the timing of deposits and posting of disbursements, balances occasionally exceed amounts insured by the Federal Deposit Insurance Corporation.

At December 31, 2013 and 2012, there were no significant concentrations of accounts receivable included in the accompanying consolidated balance sheets.

In both 2013 and 2012, all of the Company’s products were obtained from vendors in the People’s Republic of China (“China”).   Because the Company sources products in China, the Company is significantly affected by economic conditions in that country, including increased duties, possible employee turnover, and labor unrest.  However, the Company believes that if necessary, alternative vendors for inventory would be available.

Revenue Recognitio
Revenue is derived from product sales and is recognized upon shipment to the customer and when collection is reasonably assured .  Direct sales to individual customers are recognized within internet sales in the accompanying consolidated statements of operations and comprehensive income, while all sales to retailers and distributors are recognized within retail and wholesale revenues.  Returns are accepted for a limited period , but are not significant to the Company’s overall operations.  As such, no reserve for sales returns and allowances has been determined necessary by management at both December 31, 2013 and 2012.  Payments received by the Company in advance are recorded as deferred revenue until the merchandise has shipped to the customer.

Cost of Goods Sold
The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying consolidated statements of operations and comprehensive income.

Shipping and Handling Costs

Outgoing shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income and totaled $282,935 and $168,350 for the years ended December 31, 2013 and 2012, respectively.

Advertising and Promotion
The Company expenses advertising and promotion costs as incurred.  Advertising and promotion expense recognized for the years ended December 31, 2013 and 2012 was $1,078,180 and $323,167, respectively, and is included in distribution, marketing, and advertising in the accompanying statements of operations and comprehensive income.

Cash
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2013 and 2012, the Company had no cash equivalents.

Accounts Receivable
Accounts receivable are primarily from retail and wholesale customers or third-party internet brokers. Management reviews accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible.  An allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends.  As of December 31, 2013 and 2012, the Company expects the amount of any potentially uncollectible receivables to be insignificant; therefore, no allowance for doubtful accounts has been determined necessary by management. For the years ended December 31, 2013 and 2012, no accounts receivable were written off.

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

Long-lived assets are reviewed for impairment whenever events or circumstances warrant such a review.  Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value, which is measured by future discounted cash flows.

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

Employee Stock Based Compensation
The Company awards stock based compensation as an incentive for employees to contribute to the Company’s long-term success.  The cost is measured based on the fair value of the equity or liability instruments issued on the date of grant.  Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain assumptions, including the expected life of the stock compensation awards and the Company’s expected common stock price volatility.

Non-Employee Stock Based Compensation
The Company accounts for stock based compensation awards issued to non-employees for services, at either the fair value of the services or the instruments issued in exchange for such services (based on the same methodology described for employee stock based compensation), whichever is more readily determinable.

Earnings (Loss)  Per Share
Basic earnings (loss) per share (“EPS”) is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share data reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options and warrants and convertible debt instruments only in periods where such effect would have been dilutive.

Income Taxes
The asset and liability method is used in accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The calculation of the Company’s tax liabilities for uncertain income tax positions based on estimates of whether, and the extent to which, additional taxes will be required.

Prior to the conversion to a corporation on March 8, 2013, the Company was a pass-through entity for income tax purposes. Accordingly, the consolidated financial statements do not include a provision for federal income taxes prior to the conversion. The Company’s earnings and losses were included in the previous members’ personal income tax returns and the income tax thereon, if any, was paid by the members. The Company now files income tax returns in the United States and state and local jurisdictions, which are subject to examination by the tax authorities in that jurisdiction, generally for three years after the filing date.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the consolidated financial statements.

VICTORY ELECTRONIC CIGARETTES
CORPORATION

Notes to Consolidated Financial Statements

Financial Instruments
The carrying amounts of cash, accounts receivable , and accounts payable approximate fair value as of December 31, 2013 and 2012, because of the relatively short maturities of these instruments.

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

Reclassifications
Certain reclassifications have been made to the prior year balances in order to conform to the current year presentation.   These reclassifications had no impact on working capital, net income, stockholders’ deficit or cash flows as previously reported.

2.  REVERSE MERGER

The transaction between Teckmine (renamed Victory) and VEC described in Note 1 was accounted for as a reverse recapitalization of VEC.  VEC is the accounting acquirer (and legal acquiree) based on Teckmine’s status as a non operating, public shell company, VEC stockholders obtaining approximately 60.9% of the post-transaction common shares of stock and post-transaction management and Board composition (VEC).  As a result, the common stock of VEC was retroactively restated to give effect to the 32,500,000 shares issued in the June 25, 2013 share exchange agreement.

On June 25, 2013, Victory completed a private placement transaction concurrently with the Reverse Merger to provide post-transaction working capital.  As a result of the private placement, 10,000,000 shares were issued at $0.25 per share resulting in proceeds of $2,500,000.  During the private placement, Victory incurred issuance costs of $290,400 which were netted against the proceeds.

Additionally, in conjunction with the closing of the Reverse Merger, various other share-based transactions occurred as follows:

Teckmine shares previously outstanding	19,506,304
Teckmine shares retired	(9,506,304)
Shares issued in connection with the Reverse Merger	844,000
Total shares issued in Reverse Merger	10,844,000

Teckmine Convertible Promissory Notes and Warrants

Effective on January 31, 2013, in anticipation of the Reverse Merger, Teckmine issued $200,000 of convertible promissory notes (the “Teckmine Notes”).  The Teckmine Notes were assumed by the Company in the Reverse Merger and, as such, were recorded at fair value which was considered to approximate face value plus accrued and unpaid interest given the short remaining term to maturity and terms reflective of current market conditions. These notes bear interest at 12% and are due on January 31, 2014 or are convertible to the unregistered common stock of the Company at a conversion price that was set at $0.25 at the time of the Reverse Merger.  On January 31, 2014, the Teckmine Notes were converted to 800,000 shares of the Company’s common stock and accrued and unpaid interest was paid in cash.

Concurrent with the issuance of the Teckmine Notes, Teckmine issued 200,000 five-year common stock warrants (the “Teckmine Warrants”). The warrants were assumed in the Reverse Merger and are exercisable for unregistered common stock of the Company at an exercise price of $0.25.  The Teckmine Warrants are considered to be equity instruments based on the fact that the terms are not subject to adjustment and no circumstances exist under which the holder can receive cash in exchange for the warrant and/or the underlying shares.

3.  REVOLVING CREDIT LINES

The Company no longer maintains any revolving credit lines and has closed its credit cards. The Company had a balance due on these credit cards of $0 and $20,641 at December 31, 2013 and 2012, respectively.

4.  CONVERTIBLE PROMISSORY NOTES

In addition to the Teckmine Notes described in Note 2, on November 4, 2013, the Company issued 6% convertible debentures with a total face value of $2,475,000, maturing on January 1, 2014 convertible at $0.50 per common share at the Company’s option or by the holders if the Company does not convert or repay the notes on or prior to the maturity date.   Concurrent with the issuance of the notes , 1,649,999 shares of the Company’s unregistered common stock were issued to the investors and the face amount of the notes was reduced to $1,650,000.   The proceeds from the notes were allocated based on the proportionate fair values of the debt and the shares issued creating a discount on the debt of $1,451,621 which was fully amortized to interest expense during the year ended December 31, 2013.   At December 31, 2013, $1,200,000 of the note was repaid, and on January 1, 2014, the remaining balance of $450,000 was repaid in full satisfaction of the notes .

VICTORY ELECTRONIC CIGARETTES
CORPORATION

Notes to Consolidated Financial Statements

5.  RELATED PARTY TRANSACTIONS

On December 30, 2013, the Company entered into a comprehensive partnership agreement (the "Agreement") with Fields Texas Limited LLC's affiliate, E-Cig Acquisition Company LLC (“Fields Texas”), which is partially owned by one of the Company’s directors.  See Note 7.

At December 31, 2013 and 2012, stockholders of the Company had loaned amounts totaling $448,166 and $703,570, respectively , which is included in due to related parties in the accompanying consolidated balance sheets.  Associated accrued interest of approximately $110,000 and $34,000, respectively, is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.  These payables accrue interest at a rate of 12% annually and have a maturity date of January 31, 2014.

On January 27, 2013 (prior to the Reverse Merger ), a related party loaned the Company $250,000 and VEC issued a promissory note for the principal amount with a maturity date of January 31, 2014. As an incentive to advance the loan, VEC issued an 8% interest in VEC to the related party which was converted into 40,000 common shares of VEC (pre-reverse merger). On June 25, 2013, pursuant to the Reverse Merger, the Company exchanged the related party’s shares for 2,600,000 Victory shares. On July 29, 2013, the Company entered into a loan repayment agreement with the related party whereby the Company repaid the $250,000 as full and final settlement.  In exchange for early repayment, the related party surrendered 1,600,000 of the 2,600,000 shares issued.   Given the fact that this transaction was with a related party and the shares had minimal value at issuance, this transaction has been recorded in stockholders’ deficit.

At December 31, 2012, the Company owed deferred compensation to three individuals totaling $350,000.  The deferred compensation was non-interest bearing and for services rendered during 2012.   Such amounts were paid in 2013.

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

6.  COMMITMENTS AND CONTINGENCIES

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with the applicable accounting literature .   The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  Certain insurance policies held by the Company may reduce the cash outflows with respect to an adverse outcome on certain of these litigation matters. The Company does not believe it is reasonably possible that any of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

7.  DISTRIBUTION AGREEMENT

On December 30, 2013, the Company entered into the Agreement described above whereby Fields Texas will act as the exclusive agent to secure sales and distribution agreements for the Company’s products with various retailers and distributors. Fields Texas will also support the Company’s acquisition, product development, marketing, pricing and promotional efforts.

VICTORY ELECTRONIC CIGARETTES
CORPORATION

Notes to Consolidated Financial Statements

Pursuant to the Agreement, the Company paid and recorded an expense of $200,000 related to a development fee and issued Fields Texas five-year warrants to purchase 6,975,000 shares of the Company’s common stock. The warrants have an original strike price of $9.05, and contain a provision which could reduce the strike price based on certain future events and are thus considered to be a liability . In addition, the Company will pay Fields Texas commissions on the net sales of their products sold.  Also, for every $10,000,000 in annual net sales realized, pursuant to the agreement , up to $100,000,000, the Company will issue Fields Texas additional five-year warrants to purchase 530,000 shares of common stock at an exercise price equal to the closing price on the date the warrants are issued.

For a merger or acquisition, strategic partnership, joint venture, licensing or similar transaction that Fields Texas facilitates, Victory will pay a one-time fee of 5% of proceeds .  The term of the Agreement is for three years and will automatically be renewed for successive periods upon achieving annual net sales targets.

As a result of this Agreement , a liability has been recorded at December 31, 2013 with the related expense recorded in advisory agreement warrants in the accompanying consolidated statements of operations and comprehensive income . The warrants were valued at the balance sheet date using a binomial pricing model based on the terms of the warrant agreement.

In order to calculate the fair value of the warrants, certain assumptions are made regarding components of the model including the estimated fair value of the underlying common stock, risk-free interest rate and volatility. Changes to the assumptions could cause significant adjustments to the valuation.   At December 31, 2013, the assumptions are as follows:

Fair value of common shares	$7.24

Term (years)	5.00

Term-matched risk-free interest rate	1.74%

Term-matched stock volatility	40%

Exercise price	$9.05

The fair value of the underlying common stock was determined based on the traded price of the Company’s stock with a marketability discount of 25%. The risk-free interest rate is based on the yield of U.S. treasury bonds over the expected term . The expected stock volatility is based on historical common stock prices for comparable publicly traded companies over a period commensurate with the life of the instrument.

8.  STOCK BASED COMPENSATION

During 2013, the Company adopted the 2013 Stock Option Plan (the “Plan”) which is intended to advance the interest of the Company’s stockholders by enhancing the Company’s ability to attract, retain, and motivate persons who make (or are expected to make) important contributions to the Company.  The maximum aggregate number of shares of the Company’s common stock that may be issued under the Plan is 10,000,000 shares. As of December 31, 2013, the Company granted an aggregate of 9,700,000 stock options to purchase the Company common stock to directors, officers and certain employees and consultants. During the fourth quarter, 2,000,000 of the options were forfeited, leaving 7,700,000 options outstanding at December 31, 2013.  The options granted in June and July of 2013 which total 7,500,000 are exercisable at $0.25 and the 200,000 options granted in December are exercisable at $9.05 per share.   The options are exercisable for a period of five years from the date of grant. Options to purchase 2,500,000 shares vested immediately, while options to purchase the remaining 5,200,000 shares vested 50% on December 31, 2013 and 50% on December 31, 2014.

VICTORY ELECTRONIC CIGARETTES
CORPORATION

Notes to Consolidated Financial Statements

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table.  The Company calculates expected volatility based on a comparable industry group and estimates the expected term of its stock options using the simplified method.  The expected term represents an estimate of the time options are expected to remain outstanding.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant.  The stock price is based on the Company’s trading price at the date of grant and with a marketability discount of 25%.  The assumptions are as follows:

Fair value of common shares	$0.25 - $7.24

Risk free interest rate	.50%-.59%

Expected award life (years)	2.5

Expected volatility	38% - 40%

A summary of option activity under the Plan as of December 31, 2013, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted -Average Remaining Contractural Term	Aggregate Intrinsic Value
Outstanding, December 31, 2012	-	-	-
Granted	9,700,000	$0.43
Forfeited	(2,000,000)	$(0.25)	-
Exercised	-	-	-
Outstanding as of December 31, 2013	7,700,000	$0.48	5.5	$59,367,000
Exercisable as of December 31, 2013	5,100,000	$0.60	5.5	$39,320,000

The weighted-average grant-date fair value of options granted during the years ended December 31, 2013 was $0.47.

Total stock based compensation expense for the year ended December 31, 2013 and 2012 was $435,000 and $0, respectively.  As of December 31, 2013, there was $130,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized during 2014.

VICTORY ELECTRONIC CIGARETTES
CORPORATION

Notes to Consolidated Financial Statements

9.  EARNINGS PER SHARE

The following table represents a reconciliation of basic and diluted earnings per share:

	2013	2012

Net loss used in the computation of basic and diluted earnings per share	$(20,706,448)	$(478,170)

Weighted average shares outstanding - basic	42,871,414	32,500,000
Common stock equivalents	-	-
Total weighted average shares outstanding - diluted	42,871,414	32,500,000

Per Share Data:
Basic
Net earnings	$(0.48)	$(0.01)
Diluted
Net earnings	$(0.48)	$(0.01)

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be antidilutive. Securities, that were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented, are as follows:

	Years Ended December 31
	2013	2012
Stock options	7,269,656	-
Warrants	775,430	-
Convertible debt	1,700,000	-
Total antidilutive common stock equivalents
excluded from dilutive earnings per share	9,745,086	-

VICTORY ELECTRONIC CIGARETTES
CORPORATION

Notes to Consolidated Financial Statements

10.  INCOME TAXES

Due to the Company’s loss and the valuation allowance related to the resulting tax benefit, there was no income tax expense for the current year.

The reconciliation between the effective tax rate and the statutory rate is as follows:

	Years Ended December 31,
	2013	2012

US Federal statutory income tax rate	35.00%	-%
Permanent non-deductible items	(0.27)	-
Other	0.16	-
Effect of valuation allowance	(34.89)	-
Effective income tax rate	-%	-%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  The significant components of the deferred income  tax asset (liability) are as follows:

	Years Ended December 31,
	2013	2012
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$921,499	$-
Stock compensation	123,782	-
Stock warrants	6,133,885
Deferred tax liabilities:
Basis difference in fixed assets	(1,429)	-
Net Deferred Tax Assets	7,177,737	-
Valuation allowance	(7,177,737)	-
Total deferred tax assets	$-	$-

The Company has net operating loss carryforwards for federal purposes of approximately $2,493,908 and $0 for the years ended December 31, 2013 and 2012, respectively. The losses will begin expiring in 2033.

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

VICTORY ELECTRONIC CIGARETTES
CORPORATION

Notes to Consolidated Financial Statements

11.   FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable inputs.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 — Quoted prices for identical assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.

Level 2 — Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data.  Level 2 also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data.

Level 3 — Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for nonbinding single dealer quotes not corroborated by observable market data.

The Company has various processes and controls in place to ensure that fair value is reasonably estimated.  A model validation policy governs the use and control of valuation models used to estimate fair value.  The Company performs due diligence procedures over third-party pricing service providers in order to support their use in the valuation process.  Where market information is not available to support internal valuations, independent reviews of the valuations are performed and any material exposures are escalated through a management review process.

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

As described in Note 1, the Company re-evaluated its common stock price which resulted in a restatement.  There were no other changes to the Company's valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

The following is a description of the valuation methodologies used for instruments measured at fair value:

Warrant liability

The Company utilizes a binomial option pricing model to derive the estimated fair value.  Key inputs into the model include a discount for lack of marketability on the stock price, expected volatility, and a risk-free interest rate.  Any significant changes to these inputs would have a significant impact to the fair value.  See further discussion in Note 7.

Assets and liabilities measured at fair value as of December 31, 2013 are summarized as follows:

Recurring fair value measurements	December 31, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant Liability	$16,600,500	$-	$-	$16,600,500
The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3 assets).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Liability
Balance, January 1, 2013	-
Transfers Into Level 3	-
Transfers Out of Level 3	-
Total net gains (losses)
Net income	-
Other comprehensive income	-
Purchases, sales, issues and
settlements
Purchases	-
Issues	16,600,500
Sales	-
Settlements	-
Balance, December 31, 2013	$16,600,500

VICTORY ELECTRONIC CIGARETTES
CORPORATION

Notes to Consolidated Financial Statements
12.    SUBSEQUENT EVENTS

Private Placements

January and February 2014

On January 7, 2014, January 14, 2014, and January 31, 2014, we completed a “best efforts” private offering of $11,325,000 aggregate principal amount of 15% Senior Secured Convertible Promissory Notes (the “Notes”) and warrants (the “Warrants”) to purchase shares of Common Stock at an exercise price of $5.00 per share (the “First Offering”), with a group of accredited investors (the “Purchasers”) for total net proceeds to the Company of $10,505,790 after deducting placement agent fees and other expenses.

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

Registration Rights Agreement

In connection with the sale of the Notes and Warrants in the Offerings, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which we agreed to register all of the shares of our Common Stock underlying the Notes and the Warrants (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC by May 15, 2014 (the “Filing Date”) and to cause the Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Effective Date”).

If the Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages in cash to each Purchaser in the amount equal to 2% of the purchase price paid for the Notes and Warrants then owned by such Purchaser for each 30-day period for which the Company is non-compliant.

Security Agreement

As collateral security for all of the Company’s obligations under the Purchase Agreement and related documents executed in connection with the Offerings, the Company granted the Purchasers a first priority security interest in all of the Company’s assets pursuant to the terms of the Security Agreement entered into between the Company and the Purchasers (the “Security Agreement”

April 22, 2014

On April 22, 2014, the Company completed a private offering with a group of accredited investors (the “Purchasers”) for total net proceeds to the Company of $20,511,200 after deducting placement agent fees and other expenses. Pursuant to a securities purchase agreement with the Purchasers (the “Purchase Agreement”), the Company issued to the Purchasers 6% Original Issue Discount Senior Secured Convertible Promissory Notes for a principal amount of $24,175,824 (the “Notes”).

Notes

The Notes are due on the first anniversary of the issue date (the “Maturity Date”) less any amounts converted or redeemed prior to the Maturity Date and  accrue interest at a rate of 6% on the aggregate unconverted and outstanding principal amount payable in cash on a monthly basis. The shares of Common Stock issuable upon conversion of the Notes shall equal: (i) the principal amount of the Note to be converted (plus accrued interest and unpaid late charges, if any) divided by (ii) $9.92 (the "Original Conversion Price"). The Original Conversion Price for the Notes is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, should the Company complete an underwritten public offering of a minimum of $25 million, the conversion price would reset to the price that is equal to 115% of the VWAP of the Company’s shares of common stock on the trading day immediately following the pricing of such public offering should that price be lower than the Original Conversion Price. The Company must prepay $12,000,000 of the principal amount of the Notes, plus any accrued and unpaid interest thereon, between 15 days and 30 days following the issue date. The Notes may not be prepaid in whole or in part at any other time. The Purchasers have the right, in certain circumstances, to redeem all or portions of the Notes, in exchange for either cash or shares of the Company's common stock, including the ability to redeem an aggregate of up to $800,000 per month, as further described in Section 7 of the Notes.

VICTORY ELECTRONIC CIGARETTES
CORPORATION

Notes to Consolidated Financial Statements

Registration Rights Agreement

In connection with the sale of the Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company agreed to register all of the shares of our Common Stock underlying the Notes (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC by June 6, 2014, subject to the satisfaction of any registration rights previously granted by the Company (the “Filing Date”) and to cause the Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Effective Date”).

If the Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages in cash to each Purchaser in the amount equal to 2% for the purchase price paid for the Notes then owned by such Purchaser for each 30-day period for which the Company is non-compliant.

Security Agreements

As security for all of the Company’s obligations under the Purchase Agreement and related documents executed in connection with the Offering: (i) MHL (as defined below) granted a guarantee in favor of the Purchasers (the "Purchasers' Guarantee") supported by a first priority security interest in all of MHL’s assets pursuant to the terms of the Debenture entered into between MHL and the security trustee for the Purchasers (the “Purchasers' Security Agreement”); and (ii) the Company granted the Purchasers a first priority security interest in all of the shares owned by the Company in MHL following completion of the Share Exchange, as further described below, pursuant to the terms of a share charge entered into between the Company and the security trustee for the Purchasers (the "Share Charge").

April 30, 2014

On April 30, 2014, we completed an initial closing of a “best efforts” private offering of $3,139,987.50 (the “Offering”) of units, each unit consisting of (i) one (1) share of our common stock, par value $0.001per share (the “Common Stock) and (ii) a warrant to purchase ¼ share of our Common Stock (the “Units”). Pursuant a purchase agreement, we sold 483,075 Units in the Offering, at a price of $6.50 per Unit, to a group of accredited investors (the “Purchasers”) for total net proceeds to the Company of $2,825,988.75 after deducting placement agent fees and other expenses. In the Offering, we issued 483,075 share of our Common Stock (the “Shares”) and warrants to purchase 120,768 shares of our Common Stock (the “Warrants”).

Warrants

The Warrants are exercisable for a period of five years from their issue date. The exercise price with respect to the Warrants is $6.50 per full share. The exercise price for the Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

Registration Rights Agreement

In connection with the sale of the Shares and Warrants in the Offerings, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which we agreed to register all of the Shares and shares of our Common Stock underlying the Warrants (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC within 90 calendar days following the uplisting of our Common Stock on the Nasdaq Stock Market (the “Filing Date”) and to cause the Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Effective Date”).

If the Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages in cash to each Purchaser in the amount equal to 2% of the purchase price paid for the Shares and Warrants then owned by such Purchaser for each 30-day period for which the Company is non-compliant.

VICTORY ELECTRONIC CIGARETTES
CORPORATION

Notes to Consolidated Financial Statements

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

The following is our preliminary assignment of the aggregate consideration:

Estimated Fair Value of Consideration Transferred

Cash	$5,746,965
Issuance of shares of common stock	47,718,321
$53,465,286

Assets Acquired and Liabilities Assumed

Cash	$99,353
Accounts receivable	229,007
Inventory	234,656
Prepaids and other current assets	120,683
Furniture and equipment	47,772
Tradename	7,814,000
Customer Relationships	2,923,000
Accounts payable and accrued expenses	(149,814)
Revolving line of credit	(320,848)
Long-term debt	(55,051)
Other liabilities	(114,777)
Total identifiable net assets	10,827,981
Goodwill	42,637,305
Total fair value of consideration	$53,465,286

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

Pursuant to the terms of the Merger Agreement, and on the Closing Date, we acquired all issued and outstanding shares of FIN from its shareholders (the “FIN Shareholders”) in consideration for an aggregate of 10,000,000 shares of Common Stock (the “Merger Shares”). Additionally, on the Closing Date we paid $10 million of certain indebtedness and liabilities of FIN and its subsidiaries and issued $15 million of promissory notes (the “Promissory Notes”) to satisfy other indebtedness and liabilities of FIN and its subsidiaries. The Promissory Notes become due 90 days from the date of issuance, on May 29, 2014, and accrue interest at a rate of 10% per annum. We may prepay the Promissory Notes without penalty. If we fail to pay off the Promissory Notes in full by June 9, 2014, for every subsequent day the Promissory Notes are not paid in full, we will issue up to 12,500 shares of Common Stock per day, dependent on the outstanding principal amount at that time, but no more than a total of 500,000 shares of Common Stock, to the note holders as a penalty payment (the “Late Payment Shares”).

VICTORY ELECTRONIC CIGARETTES
CORPORATION

Notes to Consolidated Financial Statements

In connection with the Merger, the Company entered into a registration rights agreement (the “FIN Registration Rights Agreement”) with the FIN Shareholders, pursuant to which we agreed to register all of the Merger Shares and the Late Payment Shares, if any (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC by April 26, 2014, subject to the satisfaction of the registration rights of the Purchasers in connection with the January and February 2014 private offerings, which if not satisfied by the Filing Date, will cause the Filing Date to be a date following the Purchasers, registration rights being satisfied  (the “Filing Date”), and to cause the Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Effective Date”).

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

Acquisition of Must Have Limited (VIP)

On April 22, 2014 (the “Closing Date”), the Company entered into a share purchase agreement (the “Exchange Agreement”) by and between (i) the Company and (ii) the shareholders of Must Have Limited (“MHL”), an England and Wales incorporated limited company (the “MHL Shareholders”). Pursuant to the terms of the Exchange Agreement, the MHL Shareholders transferred to the Company all of the shares of MHL held by such shareholders in exchange for (1) the issuance of 2,300,000 shares (the “Exchange Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (2) GBP £5,345,713.58 (equivalent to $9,000,000) in cash consideration, (3) $11,000,000 of promissory notes (the “Share Exchange”), (4) GBP £6,796,303 in respect of MHL's surplus cash, and (5) (if payable in accordance with the terms of the Exchange Agreement) up to $5,000,000 as an earn-out.

On the Closing Date, the Company issued $11,000,000 of promissory notes (the “Promissory Notes”). The Promissory Notes become due at the earlier of 1) October 14, 2014, 2) the day the Company first trades it shares of common stock on certain listed exchanges (including the NYSE Market, the Nasdaq Capital Market, the Nasdaq Global Select Market, the Nasdaq Global Market or the New York Stock Exchange) or 3) the Company completes an underwritten public offering of a minimum of $40 million (the “Maturity Date”). Beginning 120 days following the date of issuance, the Promissory Notes will accrue interest at a rate of 10% per annum.

In connection with the Share Exchange, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the MHL Shareholders, pursuant to which the Company agreed to register all of the Exchange Shares (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC within 30 calendar days following the completion of the audit of the MHL financial statement for the MHL 2013 fiscal year, subject to the satisfaction of any registration rights previously granted by the Company (the “Filing Date”), and to cause the Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Filing Date”).

If the Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages to the MHL Shareholders in the amount equal to 2% of the value of the Exchange Shares on the Closing Date for each 30-day period for which the Company is non-compliant.

As security for all of the Company’s obligations under the Promissory Notes and related documents executed in connection with the Share Exchange, MHL granted a guarantee in favor of the MHL Shareholders (the "MHL Shareholders' Guarantee") supported by a second priority security interest in all of MHL’s assets pursuant to the terms of the Debenture entered into between MHL and the security trustee for the MHL Shareholders (the “Security Agreement”).

In connection with the closing of the Share Exchange and the sale of the Notes, on April 22, 2014, the Company, MHL, the Purchasers, the security trustee for the Purchasers, the MHL Shareholders and the security trustee for the MHL Shareholders entered into an intercreditor agreement (the “Intercreditor Agreement”). The Intercreditor Agreement governs the relative priorities (and certain other rights) of the Purchasers and MHL Shareholders pursuant the respective security agreements that each entered into with the Company and MHL.

The Company has not yet assessed the fair value of the assets acquired and the liabilities assumed in this transaction. Revenues and expenses of Must Have will be included in the consolidated financial statements beginning April 22 , 2014.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1	Share Exchange Agreement dated April 2, 2013 among our Company, Victory Electronic Cigarettes, Inc. and the shareholders of Victory Electronic Cigarettes, Inc. (1)
2.2 *	Share Exchange Agreement by and among Victory Electronic Cigarettes Corporation, Vapestick Holdings Ltd., and all the shareholders of Vapestick Holdings Ltd., dated December 15, 2013
2.3
Agreement and Plan of Merger by and among Victory Electronic Cigarettes Corporation, VCIG LLC, FIN Electronic Cigarette Corporation, Inc. and Elliot B. Maisel as Representative, dated February 12, 2014 (2)

3.1(i)	Certificate of Incorporation (3)
3.1(ii)	Bylaws (3)
4.1	Form of Convertible Note (4)
4.2	Form of Warrant (4)
4.3	Form of Convertible Note dated November 4, 2013 (5)
4.4	Form of Warrant issued to E-Cig Acquisition Company LLC (6)
4.5	Form of 15% Senior Secured Convertible Promissory Note issued in offerings in January and February 2014 (7)
4.6	Form of Warrant issued in offerings in January and February 2014 (7)
4.7	Form of Agent Warrant (8)
10.1	$200,000 Debenture dated January 31, 2013 issued by Victory Electronic Cigarettes LLC in favor of our company (1)
10.2	Security Agreement dated March 25, 2013 but effective as of January 31, 2013 between Victory Electronic Cigarettes Inc. as debtor and our company as secured party (1)
10.3	Return To Treasury Agreement dated June 18, 2013 between our company and Stephen Brady (9)
10.4	Non-Broker Private Placement Agreement dated May 1, 2013 between our company and Wolverton Securities Ltd. (9)
10.5	General Financial Advisory Agreement dated June 21, 2013 between our company and Wolverton Securities Ltd. (9)
10.6	Promissory Note with Brent Willis (10)
10.7	Promissory Note with Marc Hardgrove (10)
10.8	Promissory Note with David Martin (10)
10.9	Sales and Consulting Agreement dated December 30, 2013 (6)
10.10	Form of Securities Purchase Agreement from offerings in January and February 2014 (7)
10.11	Form of Registration Rights Agreement from offerings in January and February 2014 (7)
10.12	Form of Security Agreement from offerings in January and February 2014 (7)
10.13	Form of Promissory Notes dated February 28, 2014 (7)
10.14	Form of Registration Rights Agreement entered into by and among Victory Electronic Cigarettes Corporation and the FIN shareholders dated February 28, 2014 (7)
10.15 †	Employment Agreement with Brent Willis. (9)
10.16 †	Employment Agreement with Marc Hardgrove. (9)
10.17 †	Employment Agreement with Robert Hartford (11)
10.18 †	Director Agreement with Elliot B. Maisel (7)
10.19 †	2013 Stock Option Plan (9)
14.1	Code of Ethics (12)
16.1	Letter from Manning Elliot LLP dated June 27, 2013 (9)
21.1 *	List of Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

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