Form 10-Q
period 2014-03-31
Victory Electronic Cigarettes Corp
filed 2014-05-20
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to _______________.

Commission File Number: 000-52745

Victory Electronic Cigarettes Corporation
(Exact name of registrant as specified in its charter)

Nevada	98-0534859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1135 Apple Drive
Nunica, Michigan 49448
(Address of principal executive offices) (Zip Code)

(616) 384-3272
(Registrant’s telephone number, including area code)

n/a
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

The number of shares of the Registrant’s common stock outstanding as of May 19, 2014 is 74,487,474.

VICTORY ELECTRONIC CIGARETTES CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2014

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VICTORY ELECTRONIC CIGARETTES CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2014

VICTORY ELECTRONIC CIGARETTES CORPORATION
Consolidated Balance Sheets

	Unaudited
	March 31,	December 31,
	2014	2013

Assets
Current assets:
Cash	$4,072,444	$2,081,963
Accounts receivable	4,650,114	112,921
Inventory	16,599,821	340,636
Prepaid expenses	1,433,987	42,704
Other current assets	110,706	6,750
Total current assets	26,867,072	2,584,974

Deferred financing costs	1,739,885	-
Intangible assets	77,542,232	-
Goodwill	101,999,227	-
Property and equipment, net	1,331,273	27,376

Total assets	$209,479,689	$2,612,350

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$6,099,446	$306,200
Convertible promissary notes	-	650,000
Private placement funds received in advance	-	1,100,000
Due to related party	-	448,166
Notes payable	30,238,122	-
Other liabilities	108,815	20,000
Total current liabilities	36,446,383	2,524,366

Warrant liability	94,859,540	16,600,500
Derivative liability	21,709,350	-
Total liabilities	$153,015,273	$19,124,866

Stockholders' equity (deficit)
Common stock, $.001 par value; 300,000,000 and
100,000,000 shares authorized, 71,299,899 and
53,394,000 shares issued and outstanding at
March 31, 2014 and December 31, 2013, respectively	71,300	53,394
Additional paid-in capital	162,788,478	4,727,138
Accumulated other comprehensive income	1,309,146	-
Accumulated deficit	(107,704,508)	(21,293,048)
Total stockholders' equity (deficit)	56,464,416	(16,512,516)

Total liabilities and stockholders' equity (deficit)	$209,479,689	$2,612,350

See accompanying notes to consolidated financial statements.

VICTORY ELECTRONIC CIGARETTES CORPORATION
Unaudited Consolidated Statements of Operations and Comprehensive Income

	Three Months
	Ended March 31,
	2014	2013

Revenues
Internet sales	$282,219	$531,290
Retail and wholesale revenues	3,856,321	390,029
Total revenues	4,138,540	921,319

Cost of Goods Sold	2,781,667	400,372
Gross profit	1,356,873	520,947

Operating expenses
Advisory agreement warrants	$50,164,350	$-
Distribution, marketing and advertising	1,106,535	330,240
Selling, general and administrative	6,279,372	408,822
Total operating expenses	57,550,257	739,062

Loss from operations	$(56,193,384)	$(218,115)

Other expense
Fair value in excess of proceeds	29,215,500	-
Interest expense, net	1,002,576	34,311
Loss before income taxes	(86,411,460)	(252,426)

Income tax provision	-	-
Net loss	$(86,411,460)	$(252,426)

Other comprehensive income	1,309,146	-
Comprehensive loss	$(85,102,314)	$(252,426)

Net loss per common share:
Basic	$(1.36)	$(0.01)
Diluted	$(1.36)	$(0.01)

Weighted average number of shares outstanding
Basic	63,595,532	32,500,000
Diluted	63,595,532	32,500,000

See accompanying notes to  consolidated financial statements.

VICTORY ELECTRONIC CIGARETTES CORPORATION
Unaudited Consolidated Statement of Stockholders' Equity (Deficit)

					Accumulated	Total
	Common stock		Additional	Accumulated	other comprehensive	stockholders'
	Shares	Amount	paid-in capital	deficit	income	equity (deficit )
Balance at December 31, 2013	53,394,000	$53,394	$4,727,138	$(21,293,048)	$-	$(16,512,516)

Issuance of common shares related to Vapestick acquisition	6,595,900	6,596	48,967,962	-	-	48,974,558

Issuance of common shares related to FIN acquisition	10,000,000	10,000	108,590,000	-	-	108,600,000

Stock based compensation	-	-	44,688	-	-	44,688

Converison of debt	800,000	800	199,200	-	-	200,000

Exercise of stock options	500,000	500	124,500	-	-	125,000

Purchase of trademark	9,999	10	134,990	-	-	135,000

Net loss	-	-	-	(86,411,460)	-	(86,411,460)

Foreign currency translation	-	-	-	-	1,309,146	1,309,146

Balance at March 31, 2014	71,299,899	$71,300	$162,788,478	$(107,704,508)	$1,309,146	$56,464,416

See accompanying notes to consolidated financial statements.

VICTORY ELECTRONIC CIGARETTES CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Three Months
	Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(86,411,460)	$(252,426)
Adjustments to reconcile net loss to
net cash (used in) operating activities:
Depreciation expense	1,234,372	-
Stock based compensation	44,688	-
Warrant liability	76,651,843	-
Changes in operating assets and liabilities:
Accounts receivable	(2,589,093)	42,338
Inventory	2,027,270	27,915
Prepaid inventory	-	(147,898)
Other prepaid expenses, deposit, advances	(295,349)	887
Deposit	-	(100,000)
Employee advances	-	(15,000)
Other current assets	(103,956)	-
Accounts payable and accrued expenses	3,084,316	(3,863)
Deferred revenue	-	(17,699)
Other liabilities	(73,224)	-
Net cash (used in) operating activities	(6,540,649)	(465,746)

Cash flows from investing activities:
Purchases of property and equipment	(21,206)	(7,844)
Acquisition of businesses, net of cash acquired	(15,490,289)	-
Net cash (used in) investing activities	(15,511,495)	(7,844)

Cash flows from financing activities:
Proceeds from excercised stock options	125,000	-
Due to related party	(448,166)	453,311
Revolving line of credit, net	(85,825)	179,359
Payments on convertible notes	(450,000)	-
Proceeds from issuance of debt	26,275,000	-
Debt financing costs	(2,043,965)	-
Net cash provided by financing activities	23,326,467	632,670

Effect of exchange rate changes on cash	716,158	-

Net change in cash	1,990,481	159,080

Cash at beginning of the period	2,081,963	17,438

Cash at end of the period	$4,072,444	$176,518

Supplementary Cash Flow Information
Cash paid for interest	$519,122	$-

Disclosure of Non-Cash Transactions
Shares issued for trademark	$135,000	$-
Conversion of convertible promissory notes	$200,000	$-

See accompanying notes to  consolidated financial statements.

VICTORY ELECTRONIC CIGARETTES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2014
(unaudited)

1.           BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet of Victory Electronic Cigarettes Corporation and its consolidated subsidiaries, (“Victory” or the “Company”) as of December 31, 2013, which was derived from the Company’s audited financial statements as of December 31, 2013 and our accompanying unaudited condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). Our financial condition as of, and operating results for the three-month period ended, March 31, 2014 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2014.

On January 9, 2014, the Company completed the acquisition of all of the issued and outstanding ordinary shares of Vapestick Holdings Limited (“Vapestick”) a company incorporated under the laws of England and Wales, pursuant to a share exchange agreement for an aggregate cash payment of £3,500,000 (approximately $5.8 million) and the issuance of 6,595,900 shares of our common stock.  The results of Vapestick’s operations have been included in our consolidated statements of operations and comprehensive income from the date of acquisition.   See Note 3.

On February 28, 2014, the Company completed the acquisition of FIN Electronic Cigarette Corporation, Inc. (“FIN”), a Delaware corporation, for 10,000,000 shares of common stock, an aggregate cash payment of $10 million and $15 million of promissory notes that become due 90 days from the date of issuance, on May 29, 2014, and accrue interest at a rate of 10% per annum. We may prepay the promissory notes without penalty. If we fail to pay off the promissory notes in full by June 9, 2014, for every subsequent day the promissory notes are not paid in full, we will issue up to 12,500 shares of Common Stock per day, dependent on the outstanding principal amount at that time, but no more than a total of 500,000 shares of Common Stock, to the note holders as a penalty payment. The results of FIN’s operations have been included in our consolidated statement of operations from the date of acquisition.  See Notes 3 and 5.

2.           SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements.  Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include the allowance for doubtful accounts, the reserve for excess and obsolete inventory, stock-based compensation, assumptions used to determine the fair value of warrant liabilities and embedded derivatives as well as the recoverability of the Company’s net deferred tax assets.

Goodwill
Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired. We review goodwill for impairment at the reporting unit level annually as of November 1 or, when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit's fair value is less than its carrying amount, and if necessary, a two-step goodwill impairment test. Factors to consider when performing the qualitative assessment include general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the two-step goodwill impairment test, the fair value of the reporting unit is determined and compared to the carrying value of the net assets allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.

Financial Instruments
The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value as of March 31, 2014 and December 31, 2013, because of the relatively short maturities of these instruments. The estimated fair values for financial instruments presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying values of the Company’s promissory notes approximate fair value because the underlying instruments are fixed-rate notes based on current market rates and current maturities.

Embedded Derivatives
The Company occasionally issues a financial instrument such as debt in which a derivative instrument is “embedded.” Upon issuing the financial instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value, with changes in fair value recorded in the income statement.

Intangible Assets
In connection with our acquisitions, we have acquired certain intangible assets to which value has been assigned based on our estimates. Intangible assets that are deemed to have an indefinite life are not amortized, but are subject to an annual impairment test, or when events or circumstances dictate, more frequently. The indefinite-life intangible asset impairment test consists of a comparison of the fair value of the indefinite-life intangible asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-life intangible asset is not considered impaired.

Other intangible assets assigned finite useful lives are amortized on a straight-line basis over their estimated useful lives.

Foreign Currency Translation
We translate assets and liabilities of our foreign subsidiaries whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. We translate revenues and expenses at weighted-average exchange rates for the period. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of Accumulated other comprehensive income (loss), which is reflected as a separate component of Stockholders’ deficit.

Concentration of Credit Risk
The Company supplies products and services and extends credit where permitted by law.  Due to its acquisitions, the majority of the Company’s sales are to large retail chains and distributors servicing convenience stores.  The Company also generated $1,242,425 of foreign sales, during the three months ended March 31, 2014. As of March 31, 2014, receivables from two customers represented 87% of accounts receivable.

Accounts Receivable
Accounts receivable are primarily from retail and wholesale customers or third-party internet brokers. Management reviews accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible. An allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends.   As of December 31, 2013, the Company expects the amount of any potentially uncollectible receivables to be insignificant; therefore, no allowance for doubtful accounts has been determined necessary by management.  As of March 31, 2014, the Company has recorded an allowance for doubtful accounts of $243,305.

Inventory
Inventory, which consists of ready for sale disposable and rechargeable e-cigarettes, batteries, cartomizers and other accessories, is carried at the lower of cost or fair market value. Cost is determined using the first-in, first-out method. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. As of March 31, 2014, the Company has recorded a reserve for its estimate of excess and obsolete inventory of $315,000.

Deferred Financing Costs
The Company capitalizes costs related to the issuance of debt which are included on the accompanying consolidated balance sheet. Deferred financing costs are amortized on a method that approximates the interest method over the life of the related loan and are include as a component of interest expense on the accompanying consolidated statements of operations and comprehensive income.

Reclassifications
Certain  reclassifications  have  been  made  to  the  prior  year  balances  in  order  to  conform  to  the  current  year presentation.   These reclassifications had no impact on working capital, net income, stockholders’ deficit or cash flows as previously reported.

Recent accounting pronouncements
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU clarifies guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this ASU effective January 1, 2014. The adoption did not have a material change in our financial statement presentation.

3.           ACQUISITION COSTS

Vapestick Holdings Limited
The assets and liabilities of Vapestick shown below are based on preliminary estimates of their acquisition date fair values. The following is the Company’s assignment of the aggregate consideration:

Fair Value of Consideration Transferred

Cash	$5,804,240
Issuance of shares of common stock	48,974,558
$54,778,798

Assets Acquired and Liabilities Assumed

Cash	$136,165
Accounts receivable	212,331
Inventory	234,656
Prepaid inventory	100,548
Furniture and equipment	47,772
Tradename	4,098,000
Customer Relationships	6,591,000
Accounts payable and accrued expenses	(221,210)
Revolving line of credit	(330,322)
Long-term debt	(45,577)
Other liabilitities	(72,994)
Total identifiable net assets	10,750,369
Goodwill	44,028,429
Total fair value of consideration	$54,778,798

FIN Electronic Cigarette Corporation, Inc.
On February 28, 2014, the Company completed its acquisition of FIN.

The assets and liabilities of FIN shown below are based on preliminary estimates of their acquisition date fair values. The following is the Company’s assignment of the aggregate consideration:

Estimated Fair Value of Consideration Transferred

Cash	$10,000,000
Issuance of shares of common stock	108,600,000
Short term promissory note	15,000,000
$133,600,000

Assets Acquired and Liabilities Assumed

Cash	$177,786
Accounts receivable	1,730,151
Inventory	18,045,580
Prepaids and other current assets	990,289
Furniture and equipment	1,230,774
Tradename	20,375,000
Customer Relationships	47,280,000
Accounts payable and accrued expenses	(2,484,203)
Other liabilitities	(11,134,042)
Total identifiable net assets	76,211,335
Goodwill	57,388,665
Total fair value of consideration	$133,600,000

If the FIN Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages to the FIN Shareholders in cash in the amount equal to $2,170,000, 2% of the value of the Merger Shares on the Closing Date, which was $108,600,000, for each 30-day period for which the Company is non-compliant.

The acquisition date amounts for Vapestick and FIN are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The customer relationships are being amortized over an estimated useful life of 5 to 10 years.  Tradenames are being amortized over an estimated useful life of 15 years. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as expected future synergies. We expect that goodwill will not be deductible for tax purposes.

The Company’s consolidated results of operations for the three months ended March 31, 2014 include the results of Vapestick and FIN since January 9, 2014 and February 28, 2014, respectively.The following table sets forth the unaudited pro forma results of operations assuming that the acquisitions occurred on January 1, 2013:

	Unaudited Pro Forma Information
	Three Months Ended
	March 31, 2014	March 31, 2013

Revenue	5,829,094	18,796,309

Income (loss) from operations	(59,702,513)	(368,966)

4.           2014 PRIVATE PLACEMENTS

On January 7, 2014, January 14, 2014, and January 31, 2014, we completed a “best efforts” private offering of $11,325,000 aggregate principal amount of 15% Senior Secured Convertible Promissory Notes (the “January Private Placement”) and warrants to purchase shares of common stock at an exercise price of $5.00 per share, for total net proceeds to the Company of approximately $10,506,000 after deducting placement agent fees and other expenses.

On February 28, 2014, we completed another “best efforts” private offering of $16,050,000 aggregate principal amount of 15% notes (the “February Private Placement”) and warrants for total net proceeds to the Company of approximately $14,919,000 after deducting placement agent fees and other expenses.  Together the January Private Placement and the February Private Placement are referred to herein as the 2014 Private Placements.

The 2014 Private Placements are due on the first anniversary of their respective issuance dates if not converted prior to the maturity date and accrue interest at a rate of 15% on the aggregate unconverted and outstanding principal amount, payable in cash on a quarterly basis. The shares of common stock issuable upon conversion of the 15% Notes shall equal: (i) the principal amount of the note divided by (ii) $5.00 (the “Conversion Price”). The Conversion Price for the 15% Notes is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the conversion price of the Notes will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than the current exercise price, with certain exceptions as further described in the Notes. The 15% Notes may be prepaid in cash, in whole or in part, at any time for 115% of the outstanding principal and accrued interest.

The mandatory default amount represents the greater of the (i) as converted value of the note plus accrued interest or (ii) 115% of the outstanding principal and 100% of accrued interest, plus a make-whole amount, which interest for the remaining term of the note.  The prepayment provision allows the Company to prepay any portion of the outstanding principal amount of the note.

Derivatives
Three embedded features that required bifurcation and separate accounting were identified in the 2014 Private Placements and the Company determined these should be bundled together as a single, compound embedded derivative, bifurcated from the host contract, and accounted for at fair value, with changes in fair value being recorded in the consolidated statements of operations and comprehensive income. The three embedded derivatives contained in the 2014 Private Placements were the conversion option, the mandatory default amount and the prepayment clause.  The three embedded features were evaluated together as a single compound derivative to determine the fair value of the derivative.  As of March 31, 2014, the fair value of the embedded derivatives was determined to be $21,709,350.

Warrants
The Warrants issued in the 2014 Private Placements are exercisable for an aggregate of 5,475,000 shares of the Company’s common stock. The Warrants are exercisable for a period of five years from their respective issue dates. The exercise price with respect to the Warrants is $5.00 per share. The exercise price and the amount of warrant shares for the Warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the exercise price of the Warrants will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than the current exercise price, with certain exceptions as further described in the Warrant; accordingly, these warrants are considered liabilities and will be recorded at fair value each reporting period with adjustments reflected in the consolidated statements of operations and comprehensive income.

The proceeds for the 2014 Private Placements were allocated at issuance based upon the fair value of the warrants and the embedded derivatives as follows:

	January	February	Total
Proceeds	$11,325,000	$16,050,000	$27,375,000
Fair value of warrants	(8,871,000)	(22,116,900)	$(30,987,900
Fair value of conversion feature	(6,342,600)	(19,260,000)	$(25,602,600)
Convertible promissory notes	-	-	-
Fair value amounts in excess of proceeds	$(3,888,600)	$(25,326,900)	$(29,215,500)

The fair value in excess of proceeds has been recognized in the statements of operations and comprehensive income.

Registration Rights Agreement
In connection with the 2014 Private Placements, we entered into a registration rights agreement pursuant to which we agreed to register all of the shares of our common stock underlying the 2014 Private Placements on a Form S-1 registration statement. As collateral security for all of the Company’s obligations under the 2014 Private Placements, the Company granted the Purchasers a first priority security interest in all of the Company’s assets.  See Note 7.

5.           DEBT

As of March 31, 2014 and December 31, 2013, debt is as follows:

	March 31, 2014	December 31, 2013
Short-term debt:
January Private Placements	$2,477,500	$-
February Private Placements	1,382,083	-
Convertible Promissory Notes	-	650,000
Notes Payable	11,378,539	-
Promissory Notes	15,000,000	-
Total short-term debt	$30,238,122	$650,000

The January and February 2014 Private Placements
As discussed in Note 4, the 2014 Private Placements are due on the first anniversary of their respective issuance dates if not converted prior to the maturity date and accrue interest at a rate of 15% on the aggregate unconverted and outstanding principal amount, payable in cash on a quarterly basis.  Accrued and unpaid interest as of March 31, 2014 was $342,187.  The carrying value of the 2014 Private Placements represents the accreted value from the date of issuance to March 31, 2014 given the full allocation of the proceeds to the fair value of the warrants issued and the fair value of the embedded derivatives.

Promissory Notes
The Promissory Notes, issued in connection with the FIN acquisition, are due on May 29, 2014 and accrue interest at a rate of 10% per annum. Accrued and unpaid interest as of March 31, 2014 If we fail to pay off the Promissory Notes in full by June 9, 2014, for every subsequent day the Promissory Notes are not paid in full, we will issue up to 12,500 shares of common stock per day, dependent on the outstanding principal amount at that time, but no more than a total of 500,000 shares of common stock.

Notes Payable
In conjunction with the FIN acquisition, the Company assumed a credit agreement expiring on December 31, 2015 which provides for a revolving credit and/or letter of credit commitment in the maximum combined amount of $20 million. Amount of credit to be provided is additionally limited to a specified percentages of eligible receivables and eligible finished goods and in-transit inventory. All collections of accounts receivable are required to be applied to reduce any revolving credit balance outstanding. The interest rate is the daily three month LIBOR plus a margin of 3% and at March 31, 2014 was 3.23%.  The credit agreement includes a subjective acceleration clause and a lockbox arrangement; accordingly, amounts outstanding have been included as a current liability in the consolidated balance sheets.

The Company is obligated to Lender to comply with a number of covenants that include financial reporting, weekly collection reports, debt service and EBITDA coverage.

6.           RELATED PARTY TRANSACTIONS

The Company, through the acquisition of Vapestick, became a party to a distribution agreement with MPL Ltd. (“MPL”).  Under the terms of the agreement, MPL is licensed to act as the manufacturer, importer and distributor for Vapestick products for specified retailers in return for a royalty payment. Either party may terminate the agreement after January 1, 2016 on six months prior notice and the satisfaction of certain conditions.  The Chief Executive Officer of MPL is related to the Company’s President-International. Royalties for the three months ended March 31, 2014 were $42,737.

The Company, through the acquisition of Vapestick, became a party to a supplier agreement with Internet Marketing Hub Ltd. (“IMH”).  Under the terms of the agreement, IMH provides the labor and expertise for the design, development and maintenance, including search engine optimization for internet marketing on the websites: www.vapestick.co.uk and www.electroniccigarettedirect.co.uk.  The Company’s President-International is a 50% owner of IMH.  Pursuant to the terms of the agreement Vapestick will pay £15,000 for each month during which the agreement continues, and will pay an additional £10,000 per month for each month during the whole of which the Vapestick website is found at all times on page 1 of Google UK’s organic search listings, following a search of Google UK only, using only the key phrase “electronic cigarette”.

As described in the Company’s 2013 Form 10-K, on December 30, 2013, the Company entered into a comprehensive partnership agreement with Fields Texas Limited LLC's affiliate, E-Cig Acquisition Company LLC (“Fields Texas”), which is partially owned by one of the Company’s directors.  Amounts due under this agreement were $200,000 for the three months ended March 31, 2014 of which $200,000 has been paid.

As of December 31, 2013, stockholders of the Company had loaned amounts totaling $448,166.  Such amounts, including accrued interest of $115,078, were paid on January 31, 2014.

In September 2013, the Company moved its operations from Ballground, Georgia to Nunica, Michigan and entered into a month-to-month agreement with a company related to the Chief Executive Officer to provide office and warehouse facilities, as well as administrative services to include a call center, order fulfillment, purchasing, inventory management and accounting for a monthly fee of approximately $21,000 per month. The contract is cancellable at any time by either party.

7.           COMMITMENTS AND CONTINGENCIES

On March 5, 2014, Fontem Ventures B.V. and Fontem Holdings 1 B.V., both Netherlands companies (“Fontem”) filed a complaint against us and FIN alleging infringement of U.S. Patents Nos. 8,365,742, 8,375,957, 8,393,331, and 8,490,628 (the "Patents-In-Suit") based on our manufacture, use, importation, marketing and/or sale of certain products. On April 8, 2013, Fontem filed an amended complaint additionally alleging infringement of U.S. Patent No. 8,689,805. The case is pending in the United States District Court for the Central District of California, Case No. CV14-1651-GW-MRW. Victory and FIN filed an answer and counterclaims against Fontem on May 15, 2014.  The counterclaims seek a declaratory judgment that Victory and Fin have not and do not infringe the Patents-In-Suit and that the Patents-In-Suit are invalid.  The case is still in the initial stages and no scheduling order has been set to date.

Such patent lawsuits as well as any other potential future third-party lawsuits alleging infringement of patents, trade secrets or other intellectual property rights could force us to do one or more of the following:

●	stop selling products or using technology that allegedly infringe the intellectual property;
●	incur significant legal expenses to defend against lawsuits and/or invalidate patents;
●	pay substantial damages if we are found to be infringing a third party’s intellectual property rights;
●	redesign those products that contain the allegedly infringing intellectual property; or
●	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available to us on reasonable terms or at all.

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with the applicable accounting literature.  The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  Certain insurance policies held by the Company may reduce the cash outflows with respect to an adverse outcome on certain of these litigation matters. The Company does not believe it is reasonably possible that any of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

Registration Rights
In connection with the sale of the 2014 Private Placements, we entered into a registration rights agreement pursuant to which we agreed to register all of the shares of our common stock underlying the notes and the warrants on a Form S-1 Registration Statement to be filed with the SEC by May 15, 2014 and to cause the Registration Statement to be declared effective under the Securities Act within 90 days.  If the Registration Statement is not filed or declared effective as indicated, the Company is required to pay partial liquidated damages in cash in an amount equal to 2% of the purchase price paid for the notes and warrants for each 30-day period for which the Company is non-compliant.

In connection with FIN acquisition, the Company entered into a registration rights agreement pursuant to which we agreed to register all of the shares of common stock issued in connection with the transaction on a Form S-1 Registration Statement to be filed with the SEC by April 26, 2014, subject to the satisfaction of the registration rights in connection with the 2014 Private Placements.  If the Registration Statement is not filed or declared effective as indicated, the Company is required to pay partial liquidated damages in cash in an amount equal to 2% of the value of the shares issued as consideration for each 30-day period for which the Company is non-compliant.

The Company filed an initial Form S-1 Registration Statement on May 12, 2014 and expects to meet the requirements above.

8.           WARRANTS

As discussed in the Company’s 2013 Form 10-K, warrants were issued pursuant to an agreement with one of the Company’s strategic partners. Pursuant to the terms of the warrant agreement, the strike price was adjusted from $9.05 to $5.00 during the three months ended March 31, 2014. During the three months ended March 31, 2014, 5,475,000 warrants were issued in connection with the 2014 Private Placements and 6,614,000 additional warrants were issued for advisory services.  The warrants contain a provision which could adjust the strike price based on certain future events and are thus considered to be liabilities. As of March 31, 2014, warrants outstanding are as follows:

	Warrant Liability	Warrants	Original Issue Strike Price
December 31, 2013	$16,600,500	7,075,000	$9.05
Issued	78,259,040	12,089,000	$5.00
Exercised	-	-
March 31, 2014	$94,859,540	19,164,000

A binomial model is used to compute the fair value of the warrants.  In order to calculate the fair value of the warrants, certain assumptions are made regarding components of the model.  As of March 31, 2014, significant assumptions include the estimated $8.88 fair value of the underlying common stock, the risk-free interest rate ranging from 1.62% to 1.69% and volatility of 39%.  Changes to the assumptions could cause significant adjustments to the valuation.

The fair value of the underlying common stock was determined based on the traded price of the Company’s stock with a marketability discount of 25%. The risk-free interest rate is based on the yield of U.S. treasury bonds over the expected term. The expected stock volatility is based on historical common stock prices for comparable publicly traded companies over a period commensurate with the life of the instrument.

9.           EARNINGS PER SHARE

The following table represents a reconciliation of basic and diluted earnings per share:

	March 31,	December 31,
	2014	2013
Net loss used in the computation of basic and diluted earnings per share	$(85,102,314)	$(20,706,448)

Weighted average shares outstanding - basic	63,595,532	42,871,414
Common stock equivalents	-	-
Total weighted average shares outstanding - diluted	63,595,532	42,871,414

Per Share Data:
Basic
Net earnings	$(1.36)	$(0.48)
Diluted
Net earnings	$(1.36)	$(0.48)

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be antidilutive. Securities, that were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented, are as follows:

	March 31,	December 31,
	2014	2013
Stock Options	6,737,375	7,269,656
Warrants	12,140,133	775,430
Convertible debt	5,475,000	1,700,000

Total antidilutive common stock equivalents excluded from
dilutive earnings per share	24,352,508	9,745,086

10.           GOODWILL AND INTANGIBLES

During the three months ended March 31, 2014, we completed the Vapestick and FIN acquisitions. As a result of these acquisitions, we recorded goodwill and intangible balances. A summary of changes in our goodwill and other intangible assets for the three months ended March 31, 2014 is as follows:

Goodwill/Intangible	Net Balance as of 12/31/13	Additions	Translation Adjustment	Impairment	Amortization	Net Balance as of 3/31/14
Goodwill	$-	$101,417,094	$582,133	$-	$-	$101,999,227
Tradename	$-	$26,966,000	$(3,136)	$-	$213,684.00	$26,749,180
Customer Relationships	$-	$51,378,000	$-	$-	$584,948.00	$50,793,052

11.           FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

In order to calculate the fair value of the warrants, certain assumptions are made regarding components of the model. As of March 31, 2014, significant assumptions include the estimated $8.88 fair value of the underlying common stock, the risk-free interest rate ranging from 1.62% to 1.69% and volatility of 39%. Changes to the assumptions could cause significant adjustments to the valuation.

The fair value of the underlying common stock was determined based on the traded price of the Company’s stock with a marketability discount of 25%. The risk-free interest rate is based on the yield of U.S. treasury bonds over the expected term. The expected stock volatility is based on historical common stock prices for comparable publicly traded companies over a period commensurate with the life of the instrument.

Derivatives

Derivatives consisting of complex embedded derivatives, are valued using a binomial option pricing model.  Key inputs into the model include a discount for lack of marketability on the stock price, expected volatility, and a risk-free interest rate. Any significant changes to these inputs would have a significant impact to the fair value. See further discussion in Note 4.

Assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014
Recurring fair value measurements	Total	Level 1	Level 2	Level 3

Liabilities:
Warrant Liability	$94,859,540	$-	$-	$94,859,540
Derivatives	$21,709,350	$-	$-	$21,709,350
Total liabilities	$116,568,890	$-	$-	$116,568,890

	December 31, 2013
Recurring fair value measurements	Total	Level 1	Level 2	Level 3

Liabilities:
Warrant Liability	$16,600,500	$-	$-	$16,600,500

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value
	Measurements Using
	Significant Unobservable
		Inputs (Level 3)
	Total	Warrant Liability	Derivatives

Balance, January 1, 2014	$16,600,500	$16,600,500	$-
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total net (gains) losses included in:
Net loss	43,377,890	47,271,140	(3,893,250)
Other comprehensive loss	-	-	-
Purchases, sales, issues, and settlements
Purchases	-	-	-
Issues	56,590,500	30,987,900	25,602,600
Sales	-	-
Settlements	-	-
Balance, March 31, 2014	$116,568,890	$94,859,540	$21,709,350

12.           SUBSEQUENT EVENTS

Acquisition of Must Have Limited (VIP)
On April 22, 2014, the Company completed the acquisition of Must Have Limited (“MHL”), an England and Wales incorporated limited company for 2,300,000 shares of the Company’s common stock, GBP £5,345,713.58 (equivalent to $9,000,000) in cash consideration, $11,000,000 of promissory notes and GBP £6,796,303 in respect of MHL's surplus cash.  Additional payments include up to $5,000,000 as an earn-out conditioned upon certain performance and employment conditions.

The promissory notes become due at the earlier of October 14, 2014, the day the Company first trades it shares of common stock on certain listed exchanges (including the NYSE Market, the Nasdaq Capital Market, the Nasdaq Global Select Market, the Nasdaq Global Market or the New York Stock Exchange) or the Company completes an underwritten public offering of a minimum of $40 million. Beginning 120 days following the date of issuance, the promissory notes will accrue interest at a rate of 10% per annum.

April 22, 2014 Private Placement
On April 22, 2014, we completed a private offering of $24,175,824 aggregate principal amount of 6% Original Discount Senior Secured Convertible Promissory Notes (the “April 22 Private Placement”), for total net proceeds to the Company of $20,511,200 after deducting placement agent fees and other expenses.

The 6% Notes are due on the first anniversary of the issuance dates if not converted prior to the maturity date and accrue interest at a rate of 6% on the aggregate unconverted and outstanding principal amount payable in cash on a monthly basis. The shares of common stock issuable upon conversion of the 6% Notes shall equal: (i) the principal amount of the Note to be converted (plus accrued interest and unpaid late charges, if any) divided by (ii) $9.92 (the “Original Conversion Price”). The Original Conversion Price for the 6% Notes is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the conversion price of the Notes will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than the current exercise price, with certain exceptions as further described in the Notes. Pursuant to the adjustment provision contained in the Notes, following the completion of our private offering on April 30, 2014, the conversion price of the Notes adjusted to $6.50 per share. Additionally, should the Company complete an underwritten public offering of a minimum of $25 million, the conversion price would reset to the price that is equal to 115% of the VWAP of the Company’s shares of common stock on the trading day immediately following the pricing of such public offering should that price be lower than the conversion price then in effect. The Company must prepay $12,000,000 of the principal amount of the 6% Notes, plus any accrued and unpaid interest thereon, between 15 days and 30 days following the issue date. The 6% Notes may not be prepaid in whole or in part at any other time. The Purchasers have the right, in certain circumstances, to redeem all or portions of the 6% Notes, in exchange for either cash or shares of the Company’s common stock, including the ability to redeem an aggregate of up to $800,000 per month, as further described in Section 7 of the 6% Notes.

Registration Rights Agreement
In connection with the April 22 Private Placement, we entered into a registration rights agreement pursuant to which we agreed to register all of the shares of our common stock underlying the 6% on a Form S-1 registration statement. As collateral security for all of the Company’s obligations under the 2014 Private Placements, the Company granted the Purchasers a first priority security interest in all of the MHL assets.

April 30, 2014 Private Placement
On April 30, 2014, we completed an initial closing of a “best efforts” private offering of $3,139,987.50 of units, each unit consisting of (i) one share of our common stock and (ii) a warrant to purchase 1/4 share of our common stock, at a price of $6.50 per Unit (the “April 30 Private Placement”), for total net proceeds to the Company of $2,825,988.75 after deducting placement agent fees and other expenses.

Warrants
The Warrants issued in the April 30 Private Placement are exercisable for an aggregate of 120,768 shares of the Company’s common stock. The Warrants are exercisable for a period of five years from their respective issue dates. The exercise price with respect to the Warrants is $6.50 per full share. The exercise price and the amount of warrant shares for the Warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the exercise price of the Warrants will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than the current exercise price for two years following the issuance date, with certain exceptions as further described in the Warrant; accordingly, these warrants are considered liabilities and will be recorded at fair value each reporting period with adjustments reflected in the consolidated statements of operations and comprehensive income.

Registration Rights Agreement
In connection with the April 30 Private Placement, we entered into a registration rights agreement pursuant to which we agreed to register all of the Shares and all of the shares of our common stock underlying the Warrants on a Form S-1 registration statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks discussed in our Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Victory Electronic Cigarettes Corporation (“Victory”, the “Company”, “we”, “our”, “us”) is one of the leading marketers and distributors of products for the rapidly growing, global electronic cigarette (“e-cigarettes”) industry. E-cigarettes are battery-powered products that simulate tobacco smoking through inhalation of nicotine vapor without the fire, flame, tobacco, tar, carbon monoxide, ash, stub, smell and other chemicals found in traditional combustible cigarettes. According to Euromonitor, the global tobacco industry represents a $756 billion market worldwide with an estimated 1.3 billion smokers globally according to The American Cancer Society, and these existing smokers are our target demographic and represent our primary source of revenue growth. We currently sell our products through more than 50,000 outlets across multiple channels across multiple countries, and have leading positions in the large U.S. and U.K. markets.

We accommodate the various product preferences of e-cigarette users by offering a comprehensive set of product offerings, including disposables, rechargeables, tanks, starter kits, e-liquids, open and closed-end vaping systems and accessories. Our high quality products consist of premium components and nicotine liquids that undergo rigorous quality testing during production. We market our products through what we believe is one of the most extensive brand portfolios in the e-cigarette industry. Our global brand portfolio includes such well-known brands as FIN, VIP, VAPESTICK, Victory, Victoria and El Rey brands. We believe that this combination of product breadth and quality combined with our effective brand strategy, resonates strongly with consumers who associate our products with ease of use, quality, reliability and great taste.

Stronger consumer demand has led retailers to allocate additional shelf space to e-cigarettes and we strive to offer our products at or near every point of distribution where traditional cigarettes are available in the markets we serve. We sell our products through a variety of channels, including wholesale distributors, convenience stores, grocery stores, mass merchandisers, club stores, vape shops, retail mobile kiosk units, owned retail stores, independent retailers, our e-commerce websites, on-premise outlets such as restaurants and bars and other alternative outlets.

We are focused on rapidly securing additional retail distribution in both the domestic United States and international markets through strategic partnerships with key retailers and distributors. We plan on further penetrating existing markets and acquiring new customers by implementing our multi-brand/multi-product strategy, offering retailers both premium and entry price point brands, to satisfy the demand of consumers with varying preferences. We believe we offer retailers and distributors outstanding margins as a result of our low-cost position and structured incentives.

Our goal is to become the leading e-cigarette company in the world. We expect to achieve that goal by maximizing our points of distribution, maintaining our low-cost position and continuing to differentiate our products and brands in order to resonate with consumers in local markets around the world. We have grown our business both organically and through strategic acquisitions. Our growth trajectory has been further enhanced by accelerating global demand for e-cigarettes over the past few years. Including the recent acquisitions as described below, for the period ended December 31, 2013, we generated greater than $75 million of pro forma net revenues.

Recent Developments

Acquisition of Vapestick

On January 9, 2014, we completed the acquisition of all of the issued and outstanding ordinary shares of Vapestick Holdings Limited, a company incorporated under the laws of England and Wales (“Vapestick”), pursuant to a Share Exchange Agreement by and between us, Vapestick and all of the shareholders of Vapestick dated December 15, 2013 (the “Exchange Agreement”).

Pursuant to the terms of the Exchange Agreement, we acquired all issued and outstanding shares of Vapestick from its shareholders in consideration for (a) an aggregate cash payment of £3,500,000 (approximately $5.74 million) and (b) the issuance of 6,595,900 shares of our common stock.

Acquisition of FIN

On February 28, 2014, we completed the acquisition of FIN Electronic Cigarette Corporation, Inc., a Delaware corporation (“FIN”), through a merger with and into VCIG LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“VCIG”), pursuant to the Agreement and Plan of Merger dated February 12, 2013, by and among the Company, VCIG, FIN, and Elliot B. Maisel, as representative of the FIN stockholders (the “Merger Agreement”).

Pursuant to the terms of the Merger Agreement, we acquired all issued and outstanding shares of FIN from its shareholders (the “FIN Shareholders”) in consideration for an aggregate of 10,000,000 shares of common stock (the “Merger Shares”). Additionally, on the Closing Date we paid $10 million of certain indebtedness and liabilities of FIN and its subsidiaries and issued $15 million of promissory notes to satisfy other indebtedness and liabilities of FIN and its subsidiaries. A further description of the terms of such promissory notes is described in “—Liquidity and Capital Resources—2014 Promissory Notes” below.

In connection with the merger, we entered into a registration rights agreement with the shareholders of FIN, pursuant to which we agreed to register all of the Merger Shares and the Late Payment Shares, as further described in “—Liquidity and Capital Resources—2014 Promissory Notes”, if any, on a Form S-1 registration statement (the “FIN Registration Statement”) to be filed with the SEC by April 26, 2014 (the “Filing Date”), subject to (1) underwriter approval should the Company be involved in an underwritten public offering and if such approval is not granted then Filing Date means the 45th calendar day following the closing date of such underwritten public offering and (2) the satisfaction of the registration rights of the purchasers in our January and February offerings, which if not satisfied by the Filing Date, will cause the Filing Date to be a date following the purchasers’ registration rights being satisfied, and to cause the FIN Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Effective Date”).

If the FIN Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages to the FIN Shareholders in cash in the amount equal to $2,170,000, 2% of the value of the Merger Shares on the Closing Date, which was $108,600,000, for each 30-day period for which the Company is non-compliant.

Results of Operations

Comparison for the three months ended March 31, 2014 and March 31, 2013

Revenues

Revenue for the three months ended March 31, 2014 and 2013 were $4,138,540 and $921,319, respectively, an increase of $3,217,221 or approximately 349%. The increase in revenue is primarily attributable to the revenue of Vapestick and FIN. Additionally, we began to increase our retail and wholesale marketing in U.S chains as well as through our international online and retail channels.

Cost of goods sold for the three months ended March 31, 2014 and 2013 were $2,781,667 and $400,372 respectively, an increase of $2,381,295 or approximately 595%. The increase is primarily due to the acquisitions of Vapestick and FIN.  Management believes that cost of goods sold and shipping expense as a percent of net sales will maintain or marginally improve with increased scale and efficiency.

Operating Expenses

Advisory agreement warrants for the three months ended March 31, 2014 and 2013 were $50,164,350 and nil. This expense was due to the warrants we issued to Fields Texas Limited, LLC in connection with the advisory agreement that we entered into on December 30, 2013.

Distribution, marketing and advertising expenses for the three months ended March 31, 2014 and 2013 were $1,106,535 and $330,240 respectively, an increase of $776,295 or approximately 235%. The increase is primarily attributable to increased online marketing, advertising, and promotions, as we continued various advertising campaigns to increase both online and point of sale brand awareness.

Selling, general and administrative cost for the three months ended March 31, 2014 and 2013 were $6,279,372 and $408,822, respectively. The increase is primarily due to cost associated with general administrative fees, customer service and purchasing outsourcing, insurance, telecommunications, printing, supplies and other miscellaneous items.

Other Expenses

Interest expense for the three months ended March 31, 2014 and 2013 were $1,002,576 and 34,311, respectively. The increase was attributable to interest on the convertible notes issued by the Company in 2014 and 2013, as well as amortization of deferred finance costs and the accretion of debt, offset by interest income on the conversion feature on certain debt instruments. The fair value in excess of proceeds for warrants issued in January and February 2014 was $29,215,500 and nil for the three months ended March 31, 2014 and 2013, respectively. The increase was attributable to the recognition of the costs associated with various warrants issued during 2014.

Net Loss

The net loss for the three months ended March 31, 2014 and 2013 was $85,102,314 and $252,426, respectively. The net loss per common share for the three months ended March 31, 2014 and 2013 was $1.36 and $0.01, respectively.

Liquidity and Capital Resources

As of March 31, 2014, the Company had cash of $4,072,444 and working capital deficit of $9,579,311 as compared to cash of $2,081,963 and a working capital deficit of $60,608 as of December 31, 2013. We estimate our operating expenses for the next 12 months may be as high as $30,000,000, consisting primarily of headcount and infrastructure costs, sales and marketing expenditures, research and development, general and administrative costs and acquisitions. We are in the early stages of our business, and we will be required to fund growth from the generation of financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk in our company being able to consummate debt and equity financings and on terms that are not overly dilutive to our existing shareholders. We can offer no assurance that we will be able to raise additional capital on acceptable terms or at all.

2014 Promissory Notes

Promissory Note for FIN Acquisition

On February 28, 2014, we issued $15,000,000 principal amount of promissory notes (the “FIN Promissory Notes”) to satisfy certain indebtedness and liabilities of FIN. The FIN Promissory Notes become due 90 days from the date of issuance, on May 29, 2014, and accrue interest at a rate of 10% per annum. We may prepay the FIN Promissory Notes without penalty. If we fail to pay off the FIN Promissory Notes in full by June 9, 2014, for every subsequent day the FIN Promissory Notes are not paid in full, we will issue up to 12,500 shares of common stock per day to the note holders as a penalty payment, dependent on the outstanding principal amount at that time, but no more than a total of 500,000 shares of common stock (the “Late Payment Shares”).

Promissory Note for VIP Acquisition

On April 22, 2014, we issued $11,000,000 principal amount of promissory notes (the “VIP Promissory Notes”) to the MHL Shareholders in connection with our acquisition of VIP. The VIP Promissory Notes become due at the earlier of (1) October 14, 2014, (2) the day the Company first trades it shares of a common stock on certain listed exchanges (including the NYSE Market, the Nasdaq Capital Market, the Nasdaq Global Select Market, the Nasdaq Global Market or the New York Stock Exchange) or (3) the Company completes an underwritten public offering of a minimum of $40 million (the “Maturity Date”). Beginning 120 days following the date of issuance, the VIP Promissory Notes will accrue interest at a rate of 10% per annum.

Related Acquisition Expenses

In connection with our acquisition of Vapestick, we agreed to 1) offer the former shareholders of Vapestick the opportunity to participate in future equity offerings by us for so long as they own in the aggregate the greater of 5% of our outstanding shares of common stock or 50% of the number of shares of our common stock issued to the shareholders in connection with the acquisition, 2) fund the business of Vapestick in accordance with its business plan of approximately £350,000 per month until December 31, 2014, and 3) maintain the base salary and target cash bonus opportunities of the employees of Vapestick immediately after the acquisition for a period of twelve months following the acquisition.

2014 Private Placements

January and February 2014

On January 7, 2014, January 14, 2014, and January 31, 2014, we completed a “best efforts” private offering of $11,325,000 aggregate principal amount of 15% Senior Secured Convertible Promissory Notes (the “15% Notes”) and warrants (the “Warrants”) to purchase shares of common stock at an exercise price of $5.00 per share (the “First Offering”), with a group of accredited investors (the “Purchasers”) for total net proceeds to the Company of $10,505,790 after deducting placement agent fees and other expenses.

On February 28, 2014, we completed another “best efforts” private offering of $16,050,000 aggregate principal amount of 15% Notes and Warrants (the “Second Offering” and together with the First Offering, the “Offerings”) with a group of accredited investors (the “Purchasers”) for total net proceeds to the Company of $14,919,000 after deducting placement agent fees and other expenses.

15% Notes. The 15% Notes are due on the first anniversary of their respective issuance dates (the “Maturity Date”) if not converted prior to the Maturity Date and accrue interest at a rate of 15% on the aggregate unconverted and outstanding principal amount, payable in cash on a quarterly basis. The shares of common stock issuable upon conversion of the 15% Notes shall equal: (i) the principal amount of the Note divided by (ii) $5.00 (the “Conversion Price”). The Conversion Price for the 15% Notes is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the conversion price of the Notes will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than the current exercise price, with certain exceptions as further described in the Notes. The 15% Notes may be prepaid in cash, in whole or in part, at any time for 115% of the outstanding principal and accrued interest.

Warrants. The Warrants issued in the Offerings are exercisable for an aggregate of 5,475,000 shares of the Company’s common stock. The Warrants are exercisable for a period of five years from their respective issue dates. The exercise price with respect to the Warrants is $5.00 per share. The exercise price and the amount of warrant shares for the Warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the exercise price of the Warrants will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than the current exercise price, with certain exceptions as further described in the Warrant.

Registration Rights Agreement. In connection with the sale of the 15% Notes and Warrants in the Offerings, we entered into a registration rights agreement with the Purchasers, pursuant to which we agreed to register all of the shares of our common stock underlying the 15% Notes and the Warrants (the “Registratable Securities”) on a Form S-1 registration statement (the Registration Statement”) to be filed with the SEC by May 15, 2014 (the “Filing Date”) and to cause the Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Effective Date”). However, if the Registrable Securities are being registered on a Registration Statement in connection with an underwritten public offering, then the Registrable Securities may be cutback on such Registration Statement by the underwriters. A Registration Statement for such cutback shares will be filed 45 days following the effectiveness date of such underwritten Registration Statement.

If the Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages in cash to each purchaser in the amount equal to 2% for the purchase price paid for the notes and warrants then owned by such purchaser for each 30-day period for which the Company is non-compliant.

Security Agreement. As collateral security for all of the Company’s obligations under the Purchase Agreement and related documents executed in connection with the Offerings, the Company granted the Purchasers a first priority security interest in all of the Company’s assets pursuant to the terms of the Security Agreement entered into between the Company and the Purchasers (the “Security Agreement”).

April 22, 2014

On April 22, 2014, the Company completed a private offering with a group of accredited investors (the “Purchasers”) for total net proceeds to the Company of $20,511,200 after deducting placement agent fees and other expenses. Pursuant to a securities purchase agreement with the Purchasers (the “Purchase Agreement”), the Company issued to the Purchasers $24,175,824 principal amount of 6% Original Issue Discount Senior Secured Convertible Promissory Notes (the “6% Notes”).

6% Notes. The 6% Notes are due on the first anniversary of the issue date (the “Maturity Date”) less any amounts converted or redeemed prior to the Maturity Date and accrue interest at a rate of 6% on the aggregate unconverted and outstanding principal amount payable in cash on a monthly basis. The shares of common stock issuable upon conversion of the 6% Notes shall equal: (i) the principal amount of the Note to be converted (plus accrued interest and unpaid late charges, if any) divided by (ii) $9.92 (the “Original Conversion Price”). The Original Conversion Price for the 6% Notes is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the conversion price of the Notes will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than the current exercise price, with certain exceptions as further described in the Notes. Pursuant to the adjustment provision contained in the Notes, following the completion of our private offering on April 30, 2014, the conversion price of the Notes adjusted to $6.50 per share. Additionally, should the Company complete an underwritten public offering of a minimum of $25 million, the conversion price would reset to the price that is equal to 115% of the VWAP of the Company’s shares of common stock on the trading day immediately following the pricing of such public offering should that price be lower than the conversion price then in effect. The Company must prepay $12,000,000 of the principal amount of the 6% Notes, plus any accrued and unpaid interest thereon, between 15 days and 30 days following the issue date. The 6% Notes may not be prepaid in whole or in part at any other time. The Purchasers have the right, in certain circumstances, to redeem all or portions of the 6% Notes, in exchange for either cash or shares of the Company’s common stock, including the ability to redeem an aggregate of up to $800,000 per month, as further described in Section 7 of the 6% Notes.

Registration Rights Agreement. In connection with the sale of the 6% Notes, the Company entered into a registration rights agreement with the Purchasers, pursuant to which the Company agreed to register all of the shares of our common stock underlying the 6% Notes on a Form S-1 registration statement (the “First April Registration Statement”) to be filed with the SEC by June 6, 2014 (the “Filing Date”), subject to (1) underwriter approval should the Company be involved in an underwritten public offering and if such approval is not granted then Filing Date means the 45th calendar day following the closing date of such underwritten public offering and (2) subject to the satisfaction of any registration rights previously granted by the Company, and to cause the First April Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Effective Date”).

If the First April Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages in cash to each purchaser in the amount equal to 2% for the purchase price paid for the notes then owned by such purchaser for each 30-day period for which the Company is non-compliant.

Security Agreements. As security for all of the Company’s obligations under the Purchase Agreement and related documents executed in connection with the Offering: (i) MHL (as defined above) granted a guarantee in favor of the Purchasers (the “Purchasers’ Guarantee”) supported by a first priority security interest in all of MHL’s assets pursuant to the terms of the Debenture entered into between MHL and the security trustee for the Purchasers (the “Purchasers’ Security Agreement”); and (ii) the Company granted the Purchasers a first priority security interest in all of the shares owned by the Company in MHL following completion of the Share Exchange, as further described above, pursuant to the terms of a share charge entered into between the Company and the security trustee for the Purchasers (the “Share Charge”).

April 30, 2014

On April 30, 2014, we completed an initial closing of a “best efforts” private offering of $3,139,988 (the “Offering”) of units, each unit consisting of (i) one share of our common stock and (ii) a warrant to purchase 1/4 share of our common stock (the “Units”). Pursuant to a purchase agreement, we sold 483,075 Units in the Offering, at a price of $6.50 per Unit, to a group of accredited investors (the “Purchasers”) for total net proceeds to the Company of $2,825,989 after deducting placement agent fees and other expenses. In the Offering, we issued 483,075 share of our common stock (the “Shares”) and warrants to purchase 120,768 shares of our common stock (the “Warrants”).

Warrants. The Warrants are exercisable for a period of five years from their issue date. The exercise price with respect to the Warrants is $6.50 per full share. The exercise price for the Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the exercise price of the Warrants will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than the current exercise price for two years following the issuance date, with certain exceptions as further described in the Warrant.

Registration Rights Agreement. In connection with the sale of the Shares and Warrants in the Offering, we entered into a registration rights agreement with the Purchasers, pursuant to which we agreed to register all of the Shares and shares of our common stock underlying the Warrants on a Form S-1 registration statement (the “Second April Registration Statement”) to be filed with the SEC within 90 calendar days following the uplisting of our common stock on the Nasdaq Stock Market (the “Filing Date”) and to cause the Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Effective Date”).

If the Second April Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages in cash to each purchaser in the amount equal to 2% of the purchase price paid for the shares and warrants then owned by such purchaser for each 30-day period for which the Company is non-compliant.

Cash Flows

Operating activities for the three months ended March 31, 2014 required cash of $6,540,649 compared to $465,746 for the three months ended March 31, 2013, an increase of $6,074,903. This increase was primarily due to an increase in losses between the two periods. Our cash flows from financing activities were $23,326,467 and $632,670 for the three months ended March 31, 2014 and 2013, respectively, an increase of $22,693,797 primarily due to the proceeds from the issuance of debt.  Our cash flows from investing activities were $15,511,495 and $7,844 for the three months ended March 31, 2014 and 2013, respectively, an increase of $15,503,651 primarily due to acquisitions made during 2014.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements for the period ended March 31, 2014.

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

A significant area of judgment affecting reported revenue and net income is estimating sales return reserves, which represent that portion of gross revenues not expected to be realized.  In particular, retail revenue, including e-commerce sales, is reduced by estimates of returns. In determining estimates of returns, management analyzes historical trends, seasonal results and current economic or market conditions. The actual amount of sales returns subsequently realized may fluctuate from estimates due to several factors, including, merchandise mix, actual or perceived quality, differences between the actual product and its presentation in the website, timeliness of delivery and competitive offerings. The Company continually tracks subsequent sales return experience, compiles customer feedback to identify any pervasive issues, reassesses the marketplace, compares its findings to previous estimates and adjusts the sales return accrual and cost of sales accordingly.  For the three months ended March 31, 2014 and 2013, the Company did not record a sales return reserve.

Accounts Receivable
Accounts receivable, primarily from retail and wholesale customers or third-party internet brokers, are reported at the amount invoiced. Payment terms vary by customer and may be subject to an early payment discount. Management reviews accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible. An overall allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. As of March 31, 2014 and December 31, 2013, the Company's allowance for doubtful accounts was $43,205 and $0, respectively. For the three months ended March 31, 2014 and 2013, no accounts receivable were written off.

Inventory Valuation
The Company must order it product and components for its products in advance of product shipments. The Company records a write-down for inventories of components and products which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a periodic detailed reviews of inventory that considers multiple factors including, but not limited to demand forecasts, product life cycle status, product development plans and current sales levels. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, the Company may be required to record additional write-downs which would negatively affect gross margins in the period when the write-downs were recorded.  As of March 31, 2014 and December 31, 2013, the Company had an inventory obsolescence reserve of $[xxxxxx] and$[xxxxxxx], respectively.

Employee Stock Based Compensation
The Company awards stock based compensation as an incentive for employees to contribute to the Company’s long-term success. The Company accounts for employee stock based compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”), which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued on the date of grant. Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards and the Company’s expected common stock price volatility. The assumptions used in calculating the fair value of stock compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary to use different assumptions, stock compensation expense could be materially different from what has been recorded in the current period.

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

Income Taxes
Prior to the conversion to a C corporation on March 8, 2013, the Company acted as a pass-through entity for tax purposes. Accordingly, the consolidated financial statements do not include a provision for federal income taxes prior to the conversion. The Company’s earnings and losses were included in the previous members’ personal income tax returns and the income tax thereon, if any, was paid by the members.

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

In assessing the possible realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In making this assessment, management does not believe that it is more likely than not that the Company will realize the benefits of the net deferred tax assets as of December 31, 2013 and March 31, 2014. This determination was based on cumulative net losses as of the balance sheet date.

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

Level 1 — Quoted prices for identical assets and liabilities traded in active exchange markets.
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

Embedded Derivatives
Management evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For complex embedded derivatives, the Company uses a Binomial model to value the derivative instruments at inception and subsequent valuation dates.

Warrant liability
The Company utilizes a binomial option pricing model to derive the estimated fair value. Key inputs into the model include a discount for lack of marketability on the stock price, expected volatility, and a risk-free interest rate. Any significant changes to these inputs would have a significant impact to the fair value. The changes in fair value of the warrants are measured at each reporting date and recognized in earnings. See further discussion in Note 7.

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

Subsequent Events

Acquisition of Must Have Limited (VIP)

On April 22, 2014, the Company entered into a share purchase agreement (the “Exchange Agreement”) by and between (i) the Company and (ii) the shareholders of Must Have Limited (“MHL”), an England and Wales incorporated limited company (the “MHL Shareholders”). Pursuant to the terms of the Exchange Agreement, the MHL Shareholders transferred to the Company all of the shares of MHL held by such shareholders in exchange for (1) the issuance of 2,300,000 shares (the “Exchange Shares”) of the Company’s common stock (the “Share Exchange”), (2) GBP £5,345,713.58 (equivalent to $9,000,000) in cash consideration, (3) $11,000,000 of promissory notes, (4) GBP £6,796,303 in respect of MHL’s surplus cash and (5) (if payable in accordance with the terms of the Exchange Agreement) up to $5,000,000 as an earn-out, if the gross profit of VIP is equal to or exceeds £12,300,000 for the twelve month period ending June 30, 2014.

On the closing date, the Company issued $11,000,000 principal amount of promissory notes. A further description of the terms of such promissory notes is described in “—Liquidity and Capital Resources—2014 Promissory Notes” above.

In connection with the Share Exchange, we entered into a registration rights agreement with the MHL Shareholders, pursuant to which the Company agreed to register all of the Exchange Shares on a Form S-1 registration statement (the “VIP Registration Statement”) to be filed with the SEC by May 27, 2014 (the “Filing Date”), subject to (1) underwriter approval should the Company be involved in an underwritten public offering and if such approval is not granted then Filing Date means the 45th calendar day following the closing date of such underwritten public offering and (2) the satisfaction of any registration rights previously granted by the Company, and to cause the Registration Statement to be declared effective under the Securities Act within 90 days following the Filing Date (the “Required Effective Date”).

If the VIP Registration Statement is not filed by the Filing Date or declared effective by the Required Effective Date, the Company is required to pay partial liquidated damages to the MHL Shareholders in the amount equal to $310,500, 2% of the value of the Exchange Shares on the Closing Date, which was $15,525,000, for each 30-day period for which the Company is non-compliant.

As security for all of the Company’s obligations under the Promissory Notes and related documents executed in connection with the Share Exchange, MHL granted a guarantee in favor of the MHL Shareholders (the “MHL Shareholders’ Guarantee”) supported by a second priority security interest in all of MHL’s assets pursuant to the terms of the Debenture entered into between MHL and the security trustee for the MHL Shareholders (the “Security Agreement”).

In connection with the closing of the Share Exchange and the sale of the Notes, the Company, MHL, the Purchasers (as defined under “Liquidity and Capital Resources” below), the security trustee for the Purchasers, the MHL Shareholders and the security trustee for the MHL Shareholders entered into an intercreditor agreement (the “Intercreditor Agreement”). The Intercreditor Agreement governs the relative priorities (and certain other rights) of the Purchasers and MHL Shareholders pursuant the respective security agreements that each entered into with the Company and MHL.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

During the quarter ended March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the identification of a control deficiency described below, management concluded that as of March 31, 2014, our disclosure controls and procedures were not effective.

The material weaknesses in our internal control over financial reporting identified at the end of the quarter ended March 31, 2014, resulted from an interim deficiency in our financial reporting infrastructure. Due to our recent acquisitions, we lacked the requisite personnel necessary to support our accounting operations as we integrated the systems from the companies we acquired. Management has recently hired a CFO with significant international acquisition integration experience as well as an experienced financial controller to help address this situation.  In addition, the hiring of additional accounting personnel will continue as required to support our general operations as we continue to grow and expand the Company both organically and through acquisition.  The Company has also begun the process of implementing a global ERP system which will enhance the overall finance infrastructure as well as expedite the reporting process.  We believe that these hires and system enhancements will adequately address any control and procedure issues we may encounter in the future.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On March 5, 2014, Fontem Ventures B.V. and Fontem Holdings 1 B.V., both Netherlands companies (“Fontem”) filed a complaint against us and FIN alleging infringement of U.S. Patents Nos. 8,365,742, 8,375,957, 8,393,331, and 8,490,628 (the "Patents-In-Suit") based on our manufacture, use, importation, marketing and/or sale of certain products. On April 8, 2013, Fontem filed an amended complaint additionally alleging infringement of U.S. Patent No. 8,689,805. The case is pending in the United States District Court for the Central District of California, Case No. CV14-1651-GW-MRW. Victory and FIN filed an answer and counterclaims against Fontem on May 15, 2014.  The counterclaims seek a declaratory judgment that Victory and Fin have not and do not infringe the Patents-In-Suit and that the Patents-In-Suit are invalid.  The case is still in the initial stages and no scheduling order has been set to date.

Such patent lawsuits as well as any other potential future third-party lawsuits alleging infringement of patents, trade secrets or other intellectual property rights could force us to do one or more of the following:

●	stop selling products or using technology that allegedly infringe the intellectual property;
●	incur significant legal expenses to defend against lawsuits and/or invalidate patents;
●	pay substantial damages if we are found to be infringing a third party’s intellectual property rights;
●	redesign those products that contain the allegedly infringing intellectual property; or
●	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available to us on reasonable terms or at all.

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. Other than as described above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, that the Company first became aware of or that was previously reported and a material development occurred during the quarter ended March 31, 2014, in which an adverse decision could have a material adverse effect.

Item 1A.   Risk Factors.

Other than as disclosed below, there have been no changes that constitute a material change from the risk factors previously disclosed in our 2013 Annual Report on Form 10-K filed on March 31, 2014.

Risks Related to Government Regulation

The FDA has recently proposed rules seeking to regulate e-cigarettes.

On April 25, 2014, the FDA announced a proposed rule (the “Rule”) seeking to establish, for the first time, federal regulatory authority over, among other tobacco products, e-cigarettes (collectively, “Deemed Tobacco Products”). If approved by the FDA in its current form, the final Rule would mandate with respect to Deemed Tobacco Products such as e-cigarettes:

●	a prohibition on sales to those younger than 18 years of age and requirements for verification by means of photographic identification;
●	health warnings on product packages and in advertisements; and
●	ban on vending machine sales unless the vending machines are located in a facility where the retailer ensures that individuals under 18 years of age are prohibited from entering at any time.
●	Also under the Rule, manufacturers of newly Deemed Tobacco Products would be subject to, among other requirements, the following:
●	registration with, and reporting of product and ingredient listings to, the FDA;
●	no marketing of new tobacco products prior to FDA review;
●
no direct and implied claims of reduced risk such as “light”, “low”, and “mild” descriptions unless FDA confirms (a) that scientific evidence supports the claim and (b) that marketing the product will benefit public health;

●	payment of user fees; and
●	no distribution of free samples.

In addition, the Rule would require any “new tobacco product,” defined as any Deemed Tobacco Product that was not commercially marketed as of the “grandfathering” date of February 15, 2007, to obtain premarket approval before it could be marketed in the U.S. The premarket approval could take any of the following three pathways: 1) submission of a premarket tobacco product application (PMTA) and receipt of a marketing authorization order; 2) submission of a substantial equivalence (SE) report and receipt of an SE order; or 3) submission of a request for an exemption from SE requirements and receipt of an SE exemption determination. FDA has proposed a compliance policy that would delay enforcement of PMTA and SE requirements for two years after the effective date of the final Rule. Some of our products were not commercially marketed as of the grandfathering date. We cannot predict if our non-grandfathered products will receive the required premarket approval from FDA. Failure to obtain premarket approval could prevent us from marketing and selling our non-grandfathered products in the U.S. and, thus, have a material effect on our business, financial condition and results of operations.

The Rule contemplates enforcement actions being brought against products determined to be adulterated and misbranded under the Tobacco Control Act.

We cannot predict the impact the Rule, if approved and finalized, may have on our company specifically or the e-cigarette industry generally, though as it is enacted, it could have a material adverse effect on our business, results of operations and financial condition. In this regard, total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by the FDA. Costs, however, could be substantial and could have a material adverse effect on our business, results of operations and financial condition. At present, we are not able to predict whether the Rule will impact us to a greater degree than competitors in the industry, thus affecting our competitive position.

The European Parliament and the Council of the European Union have adopted a new Directive regulating tobacco and related products.

On April 3, 2014, the European Parliament and the Council of the European Union (“EU”) adopted a directive on the manufacture, presentation and sale of tobacco and related products (the “Tobacco Product Directive”) which will regulate e-cigarettes containing nicotine. In particular, the Tobacco Product Directive (1) will require e-cigarettes and refill containers to be sold in child- and tamper-proof packaging and nicotine liquids to contain only “ingredients of high purity”; (2) provides that e-cigarettes must deliver nicotine doses at “consistent levels under normal conditions of use” and come with health warnings, instructions for their use, information on “addictiveness and toxicity”, an ingredients list, and information on nicotine content; (3) will restrict the advertising and promotion of e-cigarettes; and (4) will require e-cigarette manufacturers and importers to notify EU Member States before placing new products on the market and to report annually to Member States (including on their sales volumes, types of users and their “preferences and trends”). The new Tobacco Product Directive will come into force in May 2014 and gives Member States a two-year transition period to bring national legislation into line with the Tobacco Product Directive.

We cannot predict how the new rules will be transposed into the national laws of EU Member States or the impact they may have on our company specifically or the e-cigarette industry generally, though they could have a material adverse effect on our business, results of operations and financial condition. Costs could be substantial and could have a material adverse effect on our business, results of operations and financial condition. In this regard, total compliance and related costs are not possible to predict and depend on the future requirements imposed by the EU Member States under the Tobacco Product Directive. Member States may decide, for example, to introduce further rules affecting e-cigarettes (for example, age restrictions) provided that these are compatible with the principles of free movement of goods in the Treaty on the Functioning of the European Union (TFEU). The Tobacco Product Directive also includes provisions that would allow Member States to ban specific e-cigarettes or types of cigarettes in certain circumstances if there are grounds to believe that they could present a serious risk to human health. If more than 3 Member States impose a ban and this is found to be duly justified, the European Commission could implement an EU wide ban.

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

EU and Member State laws on medical products and devices may apply to e-cigarettes.

There is existing legislation at the EU level and in Member States relating to medicinal products and medical devices. E-cigarettes are regarded by the competent authorities in some Member States as medicinal products and/or medical devices, and therefore require a marketing authorization prior to being placed on the market (as well as complying with all other requirements relating to medical products and devices).

In the United Kingdom, for example, the MHRA has announced that e-cigarettes will be regulated as medicines in the future. This would mean that e-cigarettes could only be sold in the United Kingdom if a marketing authorization is first obtained from the MHRA. It is not clear if and how the new EU Tobacco Product Directive may affect these proposals. In the meantime, the MHRA is encouraging companies to voluntarily license e-cigarettes and has indicated that it will continue to decide on a case by case basis whether products are medicinal products.

If we are ultimately required to obtain a marketing authorization to sell e-cigarettes as a medicinal product in the United Kingdom or elsewhere in the EU, we can give no assurances that we would be able to demonstrate to the satisfaction of the relevant competent authority that the conditions for granting a marketing authorization are satisfied.

Changes in governmental regulation may affect the countries in which we sell our products.

Foreign jurisdictions have varying policies and laws with respect to the use of e-cigarettes that vaporize nicotine. Countries such as the United Kingdom do not restrict its use (although the United Kingdom is currently encouraging voluntary licensing of e-cigarettes as medicinal products, see above), while other countries have restricted its use or have instituted a total ban, such as Thailand. If more countries move towards prohibition or introduce further restrictions on e-cigarettes, it will have a direct impact on our ability to market our products and will have a material adverse effect on our business.

On April 3, 2014, the EU adopted the Tobacco Product Directive which will regulate e-cigarettes containing nicotine. We cannot predict how the Tobacco Product Directive will be transposed into the national laws of EU Member States or the impact they may have on our company specifically or the e-cigarette industry generally, though they could have a material adverse effect on our business, results of operations and financial condition.

There is also existing legislation at the EU level and in Member States regulating medicinal products and medical devices. E-cigarettes are regarded by the competent authorities in some Member States as medicinal products and/or medical devices, and therefore require a marketing authorization prior to being placed on the market (as well as complying with all other requirements relating to medical products and devices). In the United Kingdom, for example, the MHRA has announced that e-cigarettes will be regulated as medicines in the future. This would mean that e-cigarettes could only be sold in the United Kingdom if a marketing authorization is first obtained from the MHRA. It is not clear if and how the new EU Tobacco Product Directive may affect these proposals. If we are ultimately required to obtain a marketing authorization to sell e-cigarettes as medicinal products in the United Kingdom or elsewhere in the EU, we can give no assurances that we would be able to demonstrate to the satisfaction of the relevant competent authority that the conditions for granting a marketing authorization are satisfied.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

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

xG TECHNOLOGY, INC.

Date: May 20, 2014	By:	/s/ Brent David Willis
Brent David Willis
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 20, 2014		/s/ James P. McCormick
James P. McCormick
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

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