Form 10-Q
period 2014-06-30
Electronic Cigarettes International Group, Ltd.
filed 2014-08-19
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to _______________.

Commission File Number: 000-52745

Electronic Cigarettes International Group, Ltd.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The number of shares of the Registrant’s common stock outstanding as of August 14, 2014 is 81,835,729.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD.
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2014

PART I — Financial Information

Item 1. Financial Statements

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD.
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED JUNE 30, 2014

 ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
	2014	2013

Assets
Current assets:
Cash	$5,571,019	$2,081,963
Accounts receivable, net	3,948,152	112,921
Inventory	18,000,752	340,636
Prepaid expenses	2,989,395	42,704
Other current assets	489,145	6,750
Total current assets	30,998,463	2,584,974
Restricted cash	3,047,023	-
Deferred financing costs, net	2,187,935	-
Intangible assets, net	102,083,183	-
Goodwill	134,332,545	-
Property and equipment, net	1,544,452	27,376

Total assets	$274,193,601	$2,612,350

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$19,331,350	$306,200
Convertible promissory notes	-	650,000
Private placement funds received in advance	-	1,100,000
Due to related party	-	448,166
Current portion of long-term debt	32,519,447	-
Other liabilities	22,967	20,000
Total current liabilities	51,873,764	2,524,366

Warrant liabilities	86,860,291	16,600,500
Derivative liability	24,732,921	-
Deferred tax liability	9,427,331	-
Long-term debt, net of current portion	19,506,581	-
Total liabilities	$192,400,888	$19,124,866

Stockholders' equity (deficit)
Common stock, $.001 par value; 300,000,000 and
100,000,000 shares authorized, 74,627,885 and
53,394,000 shares issued and outstanding at
June 30, 2014 and December 31, 2013, respectively	74,628	53,394
Additional paid-in capital	184,638,841	4,727,138
Accumulated other comprehensive income	2,863,499	-
Accumulated deficit	(105,784,255)	(21,293,048)
Total stockholders' equity (deficit)	81,792,713	(16,512,516)

Total liabilities and stockholders' equity (deficit)	$274,193,601	$2,612,350

See accompanying notes to the consolidated financial statements.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income

	Six months		Three months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Revenues
Internet sales	$3,639,255	$835,983	3,357,036	356,560
Retail and wholesale revenues	11,787,008	745,373	7,930,687	355,285
Total revenues	15,426,263	1,581,356	11,287,723	711,845

Cost of goods sold	7,218,627	650,319	4,436,960	298,309
Gross profit	8,207,636	931,037	6,850,763	413,536

Operating expenses
Advisory agreement warrants	$53,505,222	$-	3,340,872	-
Distribution, marketing and advertising	6,076,180	586,985	4,969,645	250,239
Selling, general and administrative	24,294,304	961,957	18,014,932	563,087
Loss on impairment of goodwill	8,966,443	-	8,966,443	-
Total operating expenses	92,842,149	1,548,942	35,291,816	813,326

Loss from operations	$(84,634,513)	$(617,905)	(28,441,129)	(399,790)

Other (income) expense
Fair value in excess of proceeds	29,215,500	-	-	-
Warrant fair value adjustment	(12,456,723)	-	(8,669,373)	-
Derivative fair value adjustment	(4,212,539)	-	(319,248)	-
Interest expense, net	11,847,283	75,833	5,451,457	41,522
Loss before income taxes	$(109,028,034)	(693,738)	(24,903,965)	(441,312)

Income tax (provision) benefit	24,536,827	-	24,536,827	-
Net loss	$(84,491,207)	(693,738)	(367,138)	(441,312)

Other comprehensive income	2,863,499	-	1,554,353	-
Comprehensive (loss) income	$(81,627,708)	$(693,738)	1,187,215	(441,312)

Net loss per common share:
Basic and Diluted	$(1.23)	$(0.02)	(0.00)	(0.01)

Weighted average number of shares outstanding
Basic and Diluted	68,609,985	33,065,111	73,500,294	33,630,222

See accompanying notes to the consolidated financial statements.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Unaudited Consolidated Statement of Stockholders’ Equity (Deficit)

					Accumulated	Total
	Common stock		Additional	Accumulated	other comprehensive	stockholders'
	Shares	Amount	paid-in capital	deficit	income	equity (deficit )
Balance at December 31, 2013	53,394,000	$53,394	$4,727,138	$(21,293,048)	$-	$(16,512,516)

Issuance of common shares related to Vapestick acquisition	6,595,900	6,596	48,967,962	-	-	48,974,558

Issuance of common shares related to FIN acquisition	10,000,000	10,000	108,590,000	-	-	108,600,000

Issuance of common shares related to Must Have Limited acquisition	2,300,000	2,300	15,522,700	-	-	15,525,000

Issuance of common shares on April 30, 2014	483,075	483	2,431,078	-	-	2,431,561

Issuance of common shares on June 19, 2014	140,410	140	733,989	-	-	734,129

Stock based compensation	-	-	89,376	-	-	89,376

Conversion of debt	800,000	800	199,200			200,000

Exercise of stock options	500,000	500	124,500	-	-	125,000

Exercise of warrants	404,500	405	3,117,908	-	-	3,118,313

Purchase of trademark	10,000	10	134,990	-	-	135,000

Net loss	-	-	-	(84,491,207)	-	(84,491,207)

Foreign currency translation	-	-	-	-	2,863,499	2,863,499

Balance at June 30, 2014	74,627,885	$74,628	$184,638,841	$(105,784,255)	$2,863,499	$80,292,713

See accompanying notes to the consolidated financial statements.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Unaudited Consolidated Statements of Cash Flows

	Six Months
	Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(84,491,207)	$(693,738)
Adjustments to reconcile net loss to
net cash (used in) operating activities:
Depreciation expense	247,773	321
Increase in tax deferrals	(24,536,827)
Amortization of intangible assets	3,138,594	-
Impairment of goodwill	8,966,443	-
Derivative fair value adjustment	4,212,539	-
Stock based compensation	89,376	3,600
Fair value in excess of proceeds	29,215,500
Warrant fair value adjustment	41,907,889	-
Bad debt expense	48,681	16,616
Amortization and accretion	1,048,342	9,600
Changes in operating assets and liabilities:
Accounts receivable	(1,498,511)	78,484
Inventory	2,999,279	(24,813)
Other prepaid expenses, deposit, advances	(520,507)	(40,004)
Other current assets	(482,395)	-
Accounts payable and accrued expenses	12,059,769	261,443
Deferred revenue	-	(17,699)
Other liabilities	2,926	113,626
Restricted cash	(3,047,023)
Net cash (used in) operating activities	(10,939,359)	(292,564)

Cash flows from investing activities:
Purchases of property and equipment	(101,439)	(7,858)
Acquisition of businesses, net of cash acquired	(21,225,460)	-
Net cash (used in) investing activities	(21,326,899)	(7,858)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,165,690	2,000,000
Deferred financing costs	(3,438,840)	-
Proceeds from exercise of stock options	125,000	-
Advances (repayments) from related party, net	(448,166)	329,296
Revolving line of credit, net	(4,738,771)	(20,641)
Payments on convertible notes	(450,000)	-
Payments on debt	(12,800,000)	-
Proceeds from issuance of debt, net	55,325,000	200,000
Net cash provided by financing activities	35,539,913	2,508,655

Effect of exchange rate changes on cash	215,401	-

Net change in cash	3,489,056	2,208,233

Cash at beginning of the period	2,081,963	17,438

Cash at end of the period	$5,571,019	$2,225,671

Supplementary Cash Flow Information
Cash paid for interest	$4,409,765	$16,000

Disclosure of Non-Cash Transactions
Shares issued for trademark	$135,000	$-
Conversion of convertible promissory notes	$200,000	$-

See accompanying notes to the consolidated financial statements.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet of Electronic Cigarettes International Group, Ltd. (formerly Victory Electronic Cigarettes Corporation) and its consolidated subsidiaries, (“ECIG” or the “Company”) as of December 31, 2013, which was derived from the Company’s audited financial statements as of December 31, 2013 and our accompanying unaudited condensed consolidated financial statements as of June 30, 2014 and for the six and three months ended June 30, 2014 and 2013, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). Our financial condition as of, and operating results for the six and three-month periods ended, June 30, 2014 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2014.

On January 9, 2014, the Company completed the acquisition of all of the issued and outstanding ordinary shares of Vapestick Holdings Limited (“Vapestick”) a company incorporated under the laws of England and Wales, pursuant to a share exchange agreement for an aggregate cash payment of £3,500,000 (approximately $5.8 million) and the issuance of 6,595,900 shares of our common stock. The results of Vapestick’s operations have been included in our consolidated statements of operations and comprehensive loss from the date of acquisition. See Note 3.

On February 28, 2014, the Company completed the acquisition of FIN Electronic Cigarette Corporation, Inc. (“FIN”), a Delaware corporation, for 10,000,000 shares of common stock, an aggregate cash payment of $10 million and $15 million of promissory notes that became due 90 days from the date of issuance, on May 29, 2014, and were amended on May 30, 2014. The results of FIN’s operations have been included in our consolidated statements of operations and comprehensive loss from the date of acquisition. See Notes 3 and 5.

On April 22, 2014, the Company completed the acquisition of Must Have Limited (“VIP”), an England and Wales incorporated limited company for 2,300,000 shares of the Company’s common stock, GBP £5,345,713.58 (approximately $9 million), $11,000,000 of promissory notes and GBP £6,796,303 (approximately $11.4 million) in respect of VIP’s surplus cash. Additional payments include up to $5 million as an earn-out conditioned upon certain performance and employment conditions.  The results of VIP’s operations have been included in our consolidated statement of operations and comprehensive loss from the date of acquisition. See Notes 3 and 5.

As of June 30, 2014, the Company was not in compliance with certain requirements of its line of credit.  As a result of its non-compliance and pursuant to cross default provisions contained in the 6% Notes issued in May 2014, these notes are also in default.  See Notes 4 and 5.  Pursuant to the 6% Note agreement and the default provision, the holders must notify the Company of an intent to accelerate payment for the 6% Notes to be considered due and payable.  The holders have waived the event of default through September 3, 2014 and it is the Company’s understanding that there is no intent of teh holders to accelerate the notes subsequently to the September 3, 2014 termination of the waiver.  Accordingly, the 6% Notes have been classified as non current liabilities in the accompanying consolidated balance sheets.  While the Company believes that a waiver will be obtained relative to the line of credit, there can be no assurance that this waiver will be obtained and at what cost.

2.	SIGNIFICANT ACCOUNTING POLICIES

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

A significant area of judgment affecting reported revenue and net income is estimating sales return reserves, which represent that portion of gross revenues not expected to be realized. In particular, retail revenue, including e-commerce sales, is reduced by estimates of returns. In determining estimates of returns, management analyzes historical trends, seasonal results and current economic or market conditions. The actual amount of sales returns subsequently realized may fluctuate from estimates due to several factors, including, merchandise mix, actual or perceived quality, differences between the actual product and its presentation in the website, timeliness of delivery and competitive offerings. The Company continually tracks subsequent sales return experience, compiles customer feedback to identify any pervasive issues, reassesses the marketplace, compares its findings to previous estimates and adjusts the sales return accrual and cost of sales accordingly. For the three months ended June 30, 2014 and 2013, the Company recorded a reserve of approximately $550,000 and $0, respectively.

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

Goodwill
Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired. We review goodwill for impairment at the reporting unit level annually as of November 1 or, when events or circumstances dictate, more frequently. For purposes of goodwill impairment reasons our reporting units are Vapestick, FIN, and VIP.  The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit's fair value is less than its carrying amount, and if necessary, a two-step goodwill impairment test. Factors to consider when performing the qualitative assessment include general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the two-step goodwill impairment test, the fair value of the reporting unit is determined and compared to the carrying value of the net assets allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all of its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.  As of June 30, 2014, we recognized goodwill impairment of approximately of $9 million related to our FIN reporting unit.  See Note 10.

Financial Instruments
The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value as of June 30, 2014 and December 31, 2013, because of the relatively short maturities of these instruments. The estimated fair values for financial instruments presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying values of the Company’s promissory notes approximate fair value because the underlying instruments are fixed-rate notes based on current market rates and current maturities.

Embedded Derivatives
The Company has issued financial instruments such as debt in which a derivative instrument is “embedded.” Upon issuing the financial instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value, with changes in fair value recorded in the income statement.

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

Foreign Currency Translation
We translate assets and liabilities of our foreign subsidiaries whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. We translate revenues and expenses at weighted-average exchange rates for the period. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity (deficit).

Concentration of Credit Risk
The Company supplies products and services and extends credit where permitted by law. Due to its acquisitions, the majority of the Company’s sales are to large retail chains and distributors servicing convenience stores. The Company also generated $10.0 million and $0 of foreign sales, during the six months ended June 30, 2014 and 2013, respectively.

Restricted Cash
Pursuant to certain debt agreements, the Company is required to maintain a $3 million cash balance that is restricted as to withdrawal. As the related debt is current, the restricted cash is classified as a current asset in the accompanying consolidated balance sheets.  As of June 30, 2014 and December 31, 2013, restricted cash was $3,047,023 and $0.

Accounts Receivable
Accounts receivable are primarily from retail and wholesale customers or third-party internet brokers. Management reviews accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible. An allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends. As of December 31, 2013, the Company expects the amount of any potentially uncollectible receivables to be insignificant; therefore, no allowance for doubtful accounts has been determined necessary by management. As of June 30, 2014 and December 31, 2013, the Company has recorded an allowance for doubtful accounts of $88,000 and $0, respectively.

Inventory
Inventory, which consists of ready for sale disposable and rechargeable e-cigarettes, batteries, cartomizers and other accessories, is carried at the lower of cost or fair market value. Cost is determined using the first-in, first-out method. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. As of June 30, 2014 and December 31 2013, the Company has recorded a reserve for its estimate of excess and obsolete inventory of $325,000 and $15,000, respectively.

Deferred Financing Costs
The Company capitalizes costs related to the issuance of debt which are included on the accompanying consolidated balance sheet. Deferred financing costs are amortized using a method that approximates the interest method over the life of the related loan and are included as a component of interest expense on the accompanying consolidated statements of operations and comprehensive loss.

Reclassifications
Certain reclassifications have been made to the prior year balances in order to conform to the current year presentation. These reclassifications had no impact on working capital, net income, stockholders’ equity (deficit) or cash flows as previously reported.

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

The Company now files income tax returns in the United States, which are subject to examination by the tax authorities in that jurisdiction, generally for three years after the filing date. Income taxes are provided for under the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The calculation of the Company’s tax liabilities for uncertain income tax positions are based on estimates of whether, and the extent to which, additional taxes will be required.

We are subject to U.S. federal, state and local income taxes, and U.K. income taxes that are reflected in our consolidated financial statements. The effective tax rate for the three and six months ended June 30, 2014 was (98.53%) and (22.50%); respectively.  The effective tax rate for the six months ended June 30, 2014 was significantly impacted by the recognition of a deferred income tax benefit realized as a result of deferred tax liabilities that were recorded in the Company’s recent acquisitions as discussed below.

We recently completed the acquisitions of FIN, Vapestick, and VIP.  During the three months ended June 30, 2014, certain measurement-period adjustments were made with respect to certain deferred tax liabilities that were identified to exist on the acquisition date for each of these acquisitions.  As a result, deferred tax liabilities have been recorded for the identifiable intangibles acquired in these acquisitions as the amounts are non-deductible for income tax.  Goodwill and deferred tax liabilities were both increased by $33,964,158 during the three months ended June 30, 2014 as a result of these measurement-period adjustments.

We account for uncertainty in income taxes using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement. Such amounts are subjective, as a determination must be made on the probability of various possible outcomes. We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement could result in recognition of a tax benefit or an additional tax provision.

For the three months and six months ended June 30, 2014, there was no change to our total gross unrecognized tax benefit. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months.

We evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will be unable to realize some of these deferred tax assets, primarily as a result of losses incurred during our limited history.  As a result of this analysis, we project that approximately $10.8 million of our deferred tax assets will not be realizable.

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

On April 10, 2014, the FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently assessing the future impact of ASU No. 2014-08 on its financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements.

3.            ACQUISITIONS

Vapestick Holdings Limited

On January 9, 2014, the Company completed its acquisition of Vapestick.

The assets and liabilities of Vapestick shown below are based on preliminary estimates of their acquisition date fair values. The following is the Company’s assignment of the aggregate consideration:

Estimated Fair Value of Consideration Transferred
Cash	$5,804,240
Issuance of shares of common stock	48,974,558
$54,778,798

Assets Acquired and Liabilities Assumed
Cash	$136,165
Accounts receivable	212,331
Inventory	234,656
Prepaids and other current assets	100,548
Furniture and equipment	47,772
Tradename	6,591,000
Customer relationships	4,098,000
Accounts payable and accrued expenses	(221,210)
Revolving line of credit	(330,322)
Long-term debt	(45,577)
Deferred tax liability	(2,513,440)
Other liabilities	(72,994)
Total identifiable net assets	8,236,929
Goodwill	46,541,869
Total fair value of consideration	$54,778,798

FIN Electronic Cigarette Corporation, Inc.
On February 28, 2014, the Company completed its acquisition of FIN.

The assets and liabilities of FIN shown below are based on their acquisition date fair values. The following is the Company’s assignment of the aggregate consideration:

Estimated Fair Value of Consideration Transferred
Cash	$10,000,000
Issuance of shares of common stock	108,600,000
Short term promissory notes	15,000,000
$133,600,000

Assets Acquired and Liabilities Assumed
Cash	$177,786
Accounts receivable	1,730,151
Inventory	18,045,580
Prepaids and other current assets	990,289
Furniture and equipment	1,230,774
Tradename	20,375,000
Customer relationships	47,280,000
Accounts payable and accrued expenses	(2,484,203)
Deferred tax liability	(25,441,968)
Other liabilities	(11,134,042)
Total identifiable net assets	50,769,367
Goodwill	82,830,633
Total fair value of consideration	$133,600,000

Must Have Limited (VIP)
On April 22, 2014, Company completed its acquisition of VIP.

The assets and liabilities of VIP shown below are based on preliminary estimates of their acquisition date fair values. The following is the Company’s assignment of the aggregate consideration:

Estimated Fair Value of Consideration Transferred
Cash	$20,396,767
Issuance of shares of common stock	15,525,000
Short term promissory notes	11,000,000
$46,921,767

Assets Acquired and Liabilities Assumed
Cash	$14,698,409
Accounts receivable	426,243
Inventory	2,379,159
Prepaids and other current assets	1,315,212
Furniture and equipment	249,863
Tradename	11,025,000
Customer relationships	13,865,000
Domain name/website	1,235,000
Accounts payable and accrued expenses	(4,301,751)
Deferred tax liability	(6,008,750)
Total identifiable net assets	34,883,385
Goodwill	12,038,382
Total fair value of consideration	$46,921,767

The acquisition date amounts for Vapestick, FIN, and VIP are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The customer relationships are being amortized over an estimated useful life of 5 to 10 years. Tradenames are being amortized over an estimated useful life of 10 to 15 years. Goodwill is calculated as the excess of the fair value of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as expected future synergies. We expect that goodwill will not be deductible for tax purposes.

The allocation of the purchase price for our acquisitions of Vapestick and VIP is considered preliminary as the Company is in the process of finalizing the purchase price allocation amounts received from its third party valuation specialist given the proximity of these acquisitions to June 30, 2014. With regard to Vapestick, the Company is completing the evaluation of opening balance sheet tax amounts. With regard to VIP, the Company is completing the evaluation of opening balance sheet identifiable intangibles and tax amounts.

The Company’s consolidated results of operations for the six months ended June 30, 2014 include the results of Vapestick, FIN and VIP since January 9, 2014, February 28, 2014 and April 22, 2014, respectively.  The following table sets forth the unaudited pro forma results of operations assuming that the acquisitions occurred on January 1, 2013:

	Unaudited Pro Forma Information
	Six Months Ended
	June 30, 2014	June 30, 2013
Revenue	30,478,153	42,774,609
Income (loss) from operations	(87,741,410)	7,211,533

	Unaudited Pro Forma Information
	Three Months Ended
	June 30, 2014	June 30, 2013
Revenue	13,210,893	18,825,381
Income (loss) from operations	(28,020,419)	1,485,527

4.            PRIVATE PLACEMENTS

During the six months ended June 30, 2014, the Company completed a series of private placement transactions and issued various debt and equity instruments primarily to fund its acquisitions.  Certain of these instruments include detachable warrants and certain have compound embedded derivatives that require bifurcation.  As of June 30, 2014, private placement debt transactions are as follows:

	Face	Carrying	Fair Value of	Fair Value of
	Amount	Amount	Derivatives	Warrants
January Private Placement	$11,325,000	$2,772,472	$8,497,278	$6,993,900
February Private Placement	16,050,000	1,983,958	12,303,581	11,588,100
6% Notes	28,571,428	14,518,180	2,363,640	n/a
4% Notes	6,315,789	4,383,704	1,568,422	n/a
Total	$62,262,217	$23,658,314	$24,732,921	$18,582,000

January and February 2014 Convertible Notes and Warrants

Overview
On January 7, 2014, January 14, 2014, and January 31, 2014, we completed a private offering of $11,325,000 aggregate principal amount of 15% Senior Secured Convertible Promissory Notes (the “January Private Placement”) and warrants to purchase shares of common stock at an exercise price of $5.00 per share, for total net proceeds to the Company of approximately $10,506,000 after deducting placement agent fees and other expenses.

On February 28, 2014, we completed a private offering of $16,050,000 aggregate principal amount of 15% notes (the “February Private Placement”) and warrants to purchase shares of common stock at an exercise price of $5.00 per share for total net proceeds to the Company of approximately $14,919,000 after deducting placement agent fees and other expenses.

The notes issued in the January Private Placement and the February Private Placement are due on the first anniversary of their respective issuance dates if not converted prior to the maturity date and accrue interest at a rate of 15% on the aggregate unconverted and outstanding principal amount, payable in cash on a quarterly basis. The notes issued in the January Private Placement and the February Private Placement may be prepaid in cash, in whole or in part, at any time for 115% of the outstanding principal and accrued interest.

Conversion Price
The initial conversion price of $5.00 is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the conversion price will be adjusted if the Company issues any equity or convertible debt at a purchase price that is less than the current exercise price, with certain exceptions. The conversion price will also adjust on any subsequent issuance of shares of common stock or common stock equivalents based on a formula intended to maintain the fully diluted percentage ownership on an “if converted” basis. Furthermore, if the Company or any subsidiary thereof sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any of its common stock or any securities which would entitle the holder thereof to acquire at any time its common stock, then the conversion price will be adjusted downward by multiplying it by a fraction, the numerator of which shall be 79,163,999 and the denominator of which shall be the number of fully-diluted shares of our common stock outstanding following such issuance. As of June 30, 2014, as a result of the subsequent issuances of our convertible notes, warrants and shares of our common stock described below, the conversion price of the notes issued in the January Private Placement and February Private Placement is $3.77 per share.

Derivatives
Three embedded features that required bifurcation and separate accounting were identified in the January Private Placement and the February Private Placement and the Company determined these should be bundled together as a single, compound embedded derivative, bifurcated from the host contract, and accounted for at fair value, with changes in fair value being recorded in the consolidated statements of operations and comprehensive loss. The three embedded derivatives were the conversion option, the mandatory default amount and the prepayment clause. The mandatory default amount represents the greater of the (i) as converted value of the note plus accrued interest or (ii) 115% of the outstanding principal and 100% of accrued interest, plus a make-whole amount, which represents interest for the remaining term of the note. The prepayment provision allows the Company to prepay any portion of the outstanding principal amount of the note.

The three embedded features were evaluated together as a single compound derivative to determine the fair value of the derivative.

Warrants
The warrants issued in the January Private Placement and the February Private Placement are exercisable for an aggregate of 5,475,000 shares of the Company's common stock. The warrants are exercisable for a period of five years from their respective issue dates. The exercise price with respect to the warrants is $5.00 per share, as adjusted from time to time. The initial exercise price and the amount of shares of our common stock issuable upon exercise of the warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the exercise price of the warrants will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than their current exercise price, with certain limited exceptions as further described in the warrant. Furthermore, if the Company or any subsidiary thereof sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any of its common stock or common stock equivalents, then the exercise price for the warrants will be adjusted downward by multiplying it by a fraction, the numerator of which shall be 79,163,999 and the denominator of which shall be the number of fully-diluted shares of our common stock outstanding following such issuance. As of June 30, 2014, as a result of the subsequent issuances of our convertible notes, warrants and shares of our common stock described below, the strike price of the warrants issued in conjunction with the January Private Placement and the February Private Placement is $3.77 per share.

These warrants are considered liabilities and will be recorded at fair value each reporting period with adjustments recorded in the consolidated statements of operations and comprehensive loss.

The proceeds for the January Private Placement and the February Private Placement were allocated at issuance based upon the fair value of the warrants and the embedded derivatives as follows:

	January	February	Total
Proceeds	$11,325,000	$16,050,000	$27,375,000
Fair value of warrants	(8,871,000)	(22,116,900)	(30,987,900)
Fair value of conversion features	(6,342,600)	(19,260,000)	(25,602,600)
Convertible promissory notes	-	-	-
Fair value of amounts in excess of proceeds	$(3,888,600)	$(25,326,900)	$(29,215,500)

April 2014 Convertible Notes

Overview
On April 22, 2014, we completed a private offering of $24,175,824 (the "First Tranche") aggregate principal amount of 6% senior convertible notes (the "6% Notes") for total net proceeds to the Company of approximately $20,511,200 after deducting original issue discount (9%), placement agent fees and other transaction-related expenses. On June 3, 2014, the 6% Notes were amended and we issued additional 6% convertible notes in the principal amount of $4,395,604 (the "Second Tranche") for total net proceeds to the Company of $3,950,000. The third tranche of additional 6% convertible notes in the principal amount of up to $3,296,704 (the "Third Tranche") is expected to be issued on September 2, 2014, or such other date as the parties may agree, subject to the satisfaction of certain closing conditions set forth in the 6% Notes.

The 6% Notes are due the later of (i) September 3, 2015, and (ii) if the Third Tranche is issued, December 2, 2015, and accrue interest at a rate of 6% on the aggregate unconverted and outstanding principal amount payable in cash on a monthly basis. Beginning on June 30, 2014, and on the last trading day of each calendar month thereafter, the Company shall pay additional interest in cash in the amount of $68,750, and following the closing of the Third Tranche, if any, in the amount of $75,000.

The Company was required to prepay $12,000,000 plus any accrued and unpaid interest, between 15 days and 30 days following the issue date. The Company has paid the amounts due. During May 2014, the holders had the right and required the Company to redeem $800,000 of the outstanding principal amount (plus accrued and unpaid interest thereon), and commencing June 1, 2014, the holders can require, and did so for the month of June, the Company to redeem up to $1,000,000 of the outstanding principal amount (plus accrued and unpaid interest thereon) per calendar month.

Between October 1, 2014, and October 9, 2014, upon written notice to the holders, the Company is required to prepay $1,000,000 of the principal amount plus any accrued and unpaid interest thereon. The holders have the right, in the event of a change of control, to redeem all or portions of the 6% Notes, in exchange for either cash or shares of the Company’s common stock. The 6% Notes are secured by all of the assets of VIP.

Conversion Price
The initial conversion price with respect to (i) the First Tranche is $9.92, (ii) the Second Tranche is $10.63 and (iii) the Third Tranche, if any, is 115% of the volume weighted average price (“VWAP”) of the Company’s common stock on the trading day preceding the issuance of the Third Tranche. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the conversion price will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than the current exercise price, with certain limited exceptions. Furthermore, should the Company complete an underwritten public offering of a minimum of $25 million, the conversion price would reset to the price that is equal to 115% of the VWAP of the Company’s shares of common stock on the trading day immediately following the pricing of such public offering should that price be lower than the conversion price then in effect. As of June 30, 2014, pursuant to the adjustment provisions the conversion price of the First Tranche is $6.90 per share and the conversion price of the Second Tranche is $7.48 per share.

Derivatives
Five embedded features that required bifurcation and separate accounting were identified in the 6% Notes and the Company determined these should be bundled together as a single, compound embedded derivative, bifurcated from the host contract, and accounted for at fair value, with changes in fair value being recorded in the consolidated statements of operations and comprehensive loss. The five embedded derivatives were the conversion option, the mandatory default amount, the fundamental transaction redemption right, the “stock on” provision and the dividend rights. The mandatory default amount represents the greater of the (i) as converted value of the note plus accrued interest or (ii) 110% of the outstanding principal and 100% of accrued interest.  The fundamental transaction redemption right represents 107.5% of the outstanding principal and 100% of accrued and unpaid interest. The “stock on” provision represents the number of shares of common stock equal to the quotient of the applicable redemption amount and 90% of the arithmetic average of each of the five lowest daily VWAPs for the common stock. The dividend rights represent the right to receive dividends paid and distributions made to holders of common stock to the same extent as if the holders of the 6% Notes had converted the 6% Notes into common stock.

The five embedded features were evaluated together as a single compound derivative to determine the fair value of the derivative.

May 2014 Convertible Notes

Overview
On May 30, 2014, we completed a private offering of $6,315,789 aggregate principal amount of 4% convertible notes (the 4% Notes) for total net proceeds to the Company of $2,000,000 after satisfaction of $4,210,526 of FIN promissory notes principal and accrued interest, original issue discount (5%), and deducting placement agent fees and other expenses.

The 4% Notes are due on November 30, 2015 less any amounts converted prior to the maturity date and accrue interest at a rate of 4% on the aggregate unconverted and outstanding principal amount payable in cash on a monthly basis. Payments due shall, at the Company’s option, be made in cash or, subject to the Company complying with certain conditions, be made in common stock with each share of common stock being ascribed a value that is equal to 80% of the lowest VWAP for the 15 consecutive trading days immediately prior to such payment date.

Conversion Price
The initial conversion price with respect to the 4% Notes is $6.00. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, subject to certain limited exceptions, if the Company issues any common stock or warrants or convertible debt entitling any person to acquire common stock at a per share purchase price that is less than the conversion price for the notes, such conversion price will be adjusted to that lower purchase price. Also, the conversion price of the notes will be adjusted if the closing bid price for the Company’s  common  stock  on  November 26,  2014  is  below  the  conversion  price,  in  which  case  the  original conversion price will automatically adjust to 70% of the lowest VWAP in the 15 trading days prior to such date.  As of June 30, 2014, the conversion price was $6.00.

Derivatives
Four embedded features that required bifurcation and separate accounting were identified in the 4% Notes and the Company determined these should be bundled together as a single, compound embedded derivative, bifurcated from the host contract, and accounted for at fair value, with changes in fair value being recorded in the consolidated statements of operations and comprehensive loss. The four embedded derivatives were the conversion option, the mandatory default amount, the amortization conversion rate and the prepayment clause. The mandatory default amount represents 130% of the outstanding principal and accrued interest, plus a make-whole amount, which represents interest for the remaining term of the note. The Company has the option to make monthly payments in shares at the amortization conversion rate, which is 82.5% of the lowest VWAP. The prepayment provision allows the Company to prepay any portion of the outstanding principal amount of the note. The four embedded features were evaluated together as a single compound derivative to determine the fair value of the derivative.

Common Stock and Warrants

During the six months ended June 30, 2014, the Company issued common stock with detachable warrants.  At issuance the proceeds were allocated based upon the fair value of the warrants.  As of and for the six months ended June 30, 2014, amounts related to these transactions are as follows:

			June 30, 2014
	Common	Equity	Fair Value of
	Stock	Proceeds	Warrants
April 30, 2014	483,075	$2,431,561	$344,088
June 19, 2014	140,410	734,129	87,404
Total	623,485	$3,165,690	$431,492

Overview
On April 30, 2014 and June 19, 2014 we completed private offerings of 623,485 units, each unit consisting of (i) one share of our common stock and (ii) a warrant to purchase 1/4 share of our common stock, or a total of 623,485 shares of our common stock and warrants to purchase 155,870 shares of our common stock, at a price of $6.50 per unit to accredited investors for total net proceeds to the Company of $3,647,382 after deducting placement agent fees and other expenses and allocation of proceeds for fair value of warrants.

Warrants
The warrants issued in these offerings are exercisable for a period of five years from their issue dates. The exercise price with respect to the warrants is $6.50 per full share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the exercise price of the warrants will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than their current exercise price for two years following the issuance date, with certain limited exceptions. As of June 30, 2014, pursuant to the adjustment provision contained in the warrants, the exercise price of the warrants issued in the April 30, 2014 offering adjusted to $6.00 per share and the number of shares issuable upon exercise of the warrants increased to 130,832 shares from 120,768 shares of common stock.

Registration Rights Agreements
In connection with the January and February Private Placements, the 6% Notes, the 4% Notes and the common stock and warrant issuances, as well as certain of our acquisitions, we entered into registration rights agreements pursuant to which we agreed to register all of the shares of our common stock underlying the offerings on a Form S-1 registration statement. If the Company does not meet the registration requirements, there are penalty provisions.  The Company expects to meet all registration requirements.

5.             DEBT

 As of June 30, 2014 and December 31, 2013, debt is as follows:

	June 30,	December 31,
	2014	2013
January Private Placement	$2,772,472	$-
February Private Placement	1,983,958	-
6% Notes	13,218,180	-
4% Notes	4,383,704	-
FIN Seller Notes	11,375,000	-
VIP Seller Notes	11,000,000	-
Line of credit	7,292,714	-
Convertible promissory note	-	650,000
	$52,026,028	$650,000
Less current portion	(32,519,447)	(650,000)
Total long-term debt	$19,506,581	-

The January and February 2014 Private Placements
As discussed in Note 4, the notes issued in the January Private Placement and the February Private Placement are due on the first anniversary of their respective issuance dates if not converted prior to the maturity date and accrue interest at a rate of 15% on the aggregate unconverted and outstanding principal amount, payable in cash on a quarterly basis.  The carrying value of the notes issued in each of the January Private Placement and February Private Placement represents the accreted value from the date of issuance to June 30, 2014 given the full allocation of the proceeds to the fair value of the warrants issued and the fair value of the embedded derivatives.

6% and 4% Notes
The 6% and 4% Notes are due on September 3, 2015 and November 30, 2015, respectively, if not converted prior to the maturity date.

FIN Seller Notes
In February 2014, we issued notes to the former shareholders of FIN in the amount of $15,000,000 as part of our acquisition of FIN.  In May 2014, the FIN note holders assigned $3,625,000 worth of principal and accrued interest of $375,000, for a total of $4,000,000, to Dominion Capital LLC.  The former shareholders of FIN then amended their respective notes to reflect the new principal amount, increased the interest rate from 10% to 18% per annum and extended the term.  The amended FIN Seller Notes contain a provision that requires issuance of 12,500 share of common stock per day, up to 500,000 shares of common stock, from June 9, 2014 to the repayment date.  As of June 30, 2014, approximately $3.2 million had been recorded relative to the unissued shares.

After the amendment of the FIN Seller Notes, Dominion Capital LLC exchanged $4,000,000 of notes with the Company for a new convertible note with a principal balance of approximately $4,210,000, and an interest rate of 4% per annum. See Note 4.

The FIN Seller Notes were fully repaid in July 2014. See Note 13.

VIP Seller Notes
In April of 2014, we issued $11,000,000 worth of notes to the former shareholders of VIP as part of our acquisition of VIP.  The notes mature at the earlier of October 14, 2014, the day the Company first trades it shares of common stock on certain listed exchanges (including the NYSE Market, the Nasdaq Capital Market, the Nasdaq Global Select Market, the Nasdaq Global Market or the New York Stock Exchange) or the Company completes an underwritten public offering of a minimum of $40 million. Beginning 120 days following the date of issuance, the promissory notes will accrue interest at a rate of 10% per annum.

Line of Credit
In conjunction with the FIN acquisition, the Company assumed a credit agreement expiring on December 31, 2015 which provides for a revolving credit and/or letter of credit commitment in the maximum combined amount of $20 million. The amount of credit to be provided is additionally limited to a specified percentage of eligible receivables and eligible finished goods and in-transit inventory. All collections of accounts receivable are required to be applied to reduce any revolving credit balance outstanding. The interest rate is the daily three month LIBOR plus a margin of 3% and at June 30, 2014 was 3.23%. The credit agreement includes a subjective acceleration clause and a lockbox arrangement; accordingly, amounts outstanding have been included as a current liability in the consolidated balance sheets.

The Company is obligated to comply with a number of covenants that include financial reporting, weekly collection reports, debt service and EBITDA coverage.  As of June 30, 2014, the Company was in technical default of the agreement as its wholly-owned subsidiary FIN failed to obtain the minimum EBITDA required pursuant to the Credit Agreement, which has triggered a cross-default of the 6% Notes.

Interest Expense
Interest expense for the six and three months ended June 30, 2014 and 2013 is as follows:

	Six Months Ended		Three Months Ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Accretion of and interest on convertible notes	$7,860,335	$-	$1,617,734	$-
FIN Seller Notes	655,625	-	530,625	-
FIN Penalty Shares	3,224,813		3,224,813
Other	106,510	75,833	78,285	41,522
	$11,847,283	$75,833	$5,451,457	$41,522

6.             RELATED PARTY TRANSACTIONS

The Company, through the acquisition of Vapestick, became a party to a distribution agreement with MPL Ltd. (“MPL”). Under the terms of the agreement, MPL is licensed to act as the manufacturer, importer and distributor for Vapestick products for specified retailers in return for a royalty payment.  Either party may terminate the agreement after January 1, 2016 on six months prior notice and the satisfaction of certain conditions. The Chief Executive Officer of MPL is related to the Company’s President-International. Royalties for the six months ended June 30, 2014 and 2013 were $83,253 and $0, respectively.

The Company, through the acquisition of Vapestick, became a party to a supplier agreement with Internet Marketing Hub Ltd. (“IMH”). Under the terms of the agreement, IMH provides the labor and expertise for the design, development and maintenance, including search engine optimization for internet marketing on the websites: www.vapestick.co.uk and www.electroniccigarettedirect.co.uk. The Company’s President-International is a 50% owner of IMH. Pursuant to the terms of the agreement Vapestick will pay £15,000 ($25,500 as of June 30, 2014) for each month during which the agreement continues, and will pay an additional £10,000 ($17,000 as of June 30, 2014) per month for each month during the whole of which the Vapestick website is found at all times on page 1 of Google UK’s organic search listings, following a search of Google UK only, using only the key phrase “electronic cigarette”. Total costs incurred under this agreement were $185,538 and $0 for the six months ended June 30, 2014 and 2013, respectively.

As described in the Company’s 2013 Form 10-K, on December 30, 2013, the Company entered into a comprehensive partnership agreement with Fields Texas Limited LLC’s affiliate, E-Cig Acquisition Company LLC (“Fields Texas”), which is partially owned by one of the Company’s directors. Pursuant to the agreement, if Fields Texas facilitates a merger or acquisition, strategic partnership, joint venture, licensing or similar transaction, we will pay Fields Texas a one-time fee equal to 5% of the purchase price paid in the same form of consideration as used in the transaction. Amounts due under this agreement included a $200,000 development fee and $500,000 related to the acquisition of FIN for the six months ended June 30, 2014 of which all amounts have been paid.

During April 2014, the Company entered into an Advisory Agreement with Fields Texas Limited LLC (“FTX”), which is owned by one of the Company’s directors. According to the Advisory Agreement, in the event FTX provides advice related to operational, strategic and synergistic considerations associated with a merger or acquisition which is closed by the Company, which Fields Texas is receiving a 5% facilitation fee for, the Company shall pay FTX a fee equal to three percent (3%) of the total purchase price paid. During the six months ended June 30, 2014, the Company recorded an expense $600,000 related to this agreement.

As of June 30, 2014 warrants outstanding with Fields Texas and FTX (including warrants issued to William Fields) are as follows (see also Note 8):

	Original Issue Warrants	Additional Anti-Dilution Warrants	Warrant Liability	(Loss)/gain on fair value adjustment
December 31, 2013	7,075,000		$16,600,500
Fair value adjustment			8,728,000	$8,728,000

Issued:
Anti-Dilution		9,702,806	35,594,528	35,594,528
Advisory services	500,000	333,333	2,150,000	2,150,000
Advisory services	69,000		110,400	110,400
Exercised:
April 2014	(631,238)		(3,118,313)	-

June 30, 2014	7,012,762	10,036,140	$60,065,115	$46,582,928

As of December 31, 2013, stockholders of the Company had loans outstanding to us totaling $448,166. Such amounts, including accrued interest of $115,078, were paid on January 31, 2014.

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

8.            WARRANTS

As discussed in the Company’s 2013 Form 10-K, warrants were issued pursuant to an agreement with Fields Texas. Pursuant to the terms of the Fields warrant agreement, the strike price as of June 30, 2014 was adjusted from $9.05 to $3.77. During the six months ended June 30, 2014, 8,130,813 warrants were issued in connection with the January Private Placement and February Private Placement and 511,465 additional warrants were issued to placement agents for advisory services. The warrants issued in connection with each of the January Private Placement and February Private Placement contain a provision which could adjust the strike price based on certain future events and are thus considered to be liabilities. As of June 30, 2014, warrants outstanding are as follows:

	Warrants	Warrant Liability		(Loss)/gain recognized on fair value adjustment
December 31, 2013	7,075,000	$16,600,500	(1)
Fair value adjustment	-	8,728,000		$8,728,000	(3)
	7,075,000	25,328,500
Issued:
Fields Texas and FTX	10,605,140	37,854,928	(2)	37,854,928	(4)
Other advisory warrants	2,932,344	7,781,685		7,781,685	(4)
January and February Private Placements	5,475,000	18,582,000		(12,405,900)	(5)
Warrants issued with common stock	165,934	431,491		(50,824)	(5)
Exercised:
Fields Texas	(631,238)	(3,118,313)		-	(6)

June 30, 2014	25,622,180	$86,860,291		$41,907,889

(1)	Warrants as of December 31, 2013 represent warrants issued to Fields Texas pursuant to a strategic partnership agreement.

(2)
Additional warrants represent 9,702,806 warrants issued pursuant to the anti-dilution provisions of warrants issued during 2013, 833,333 warrants issued for 2014 advisory services and 69,000 of warrants issued for additional advisory services.

(3)
Includes $859,390 related to warrants issued to William Fields pursuant to his role as a director of the Company included in selling, general and administrative expense and $7,868,610 included in advisory agreement warrant expense in the accompanying statements of operations and comprehensive (loss) income.

(4)	Included in advisory agreement warrant expense in the accompanying statements of operations and comprehensive (loss) income.
(5)
Warrants represent warrants issued with the January Private Placement and February Private Placement as well as the warrants issued in conjunction with the private placement of common stock and included in warrant fair value adjustments, net in the accompanying statements of operations and comprehensive (loss) income.

(6)	Represents the cashless exercise of warrants for 404,500 shares of common stock.

Included in Note 11 are the fair value adjustments related to the advisory agreement warrants, the warrants issued in connection with the 2014 Private Placements and the warrants issued to William Fields as follows:

Advisory agreement warrants	$53,505,222
Warrants issued with private placements	(12,456,723)
Selling, general, and administrative	859,390
$41,907,889

A binomial model is used to compute the fair value of the warrants. In order to calculate the fair value of the warrants, certain assumptions are made regarding components of the model. As of June 30, 2014, significant assumptions include the estimated $6.62 fair value of the underlying common stock, the risk-free interest rate ranging from 1.43% to 1.71% and volatility of 38%. Changes to the assumptions could cause significant adjustments to the valuation.

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

9.            EARNINGS PER SHARE

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be antidilutive. Common stock equivalents, that were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented, are as follows:

	Six Months Ended June 30,	Three Months Ended June 30,
	2014	2014
Stock options	6,694,724	6,624,333
Warrants	16,501,269	14,514,737
Convertible debt	10,362,998	10,362,998

Total antidilutive common stock equivalents excluded from
dilutive earnings per share	33,558,991	31,502,068

10.             GOODWILL AND INTANGIBLES

During the six months ended June 30, 2014, we completed the Vapestick, FIN, and VIP acquisitions. As a result of these acquisitions, we recorded goodwill and intangible balances. A summary of changes in our goodwill and other intangible assets for the six months ended June 30, 2014 is as follows:

	Net Balance as of December 31, 2013
Goodwill/Intangible		Additions	Translation Adjustment	Impairment	Amortization	Net Balance as of June 30, 2014
Goodwill	-	141,410,874	1,888,114	(8,966,443)	-	134,332,545
Tradename	-	37,991,000	394,716	-	(875,954)	37,509,762
Customer relationships	-	65,243,000	341,189	-	(2,238,975)	63,345,214
Domain name and website	-	1,235,000	16,872	-	(23,665)	1,228,207
						236,415,728

Impairment

We test for impairment of goodwill on an annual basis on November 1 of each year. We will, however, test for impairment during any reporting period if certain triggering events occur. As of June 30, 2014, our FIN reporting unit was considered to have a triggering event due to the faster than expected migration of U.S. consumers from disposable products and an accompanying decrease in forecasted revenue as the Company responded through the introduction of new products.  As a result of the impairment analysis, the Company recorded a $9.0 million loss on goodwill impairment.  The significant change in the analysis from that used in the February FIN purchase price allocation related to the “year 1” revenue projections.  These "year 1" revenue projections initially included a revenue increase of approximately 22%, while the June 30, 2014 impairment analysis reflected a projected revenue increase of approximately 7%.  When estimating the fair value of goodwill, we make assumptions regarding revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment as we operate in a high growth industry and have recently acquired our reporting units.

We consider company specific factors including customers, new products and demand patterns as well as industry information to arrive at these estimates.  As of June 30, 2014, we have utilized a 19% discount rate in determining the loss on impairment. In calculating the discount rate, we considered estimates of the long-term mean market return, industry beta, corporate borrowing rate, average industry debt to capital ratio, average industry equity capital ratio, risk free rate and the tax rate.

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

In order to calculate the fair value of the warrants, certain assumptions are made regarding components of the model. As of June 30, 2014, significant assumptions include the estimated $6.62 fair value of the underlying common stock, the risk-free interest rate ranging from 1.43% to 1.71% and volatility of 38%. Changes to the assumptions could cause significant adjustments to the valuation.

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

Assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014
Recurring fair value measurements	Total	Level 1	Level 2	Level 3

Liabilities:
Warrant liability	$86,860,291	$-	$-	$86,860,291
Derivatives	$24,732,921	$-	$-	$24,732,921
Total liabilities	$111,593,212	$-	$-	$111,593,212

	December 31, 2013
Recurring fair value measurements	Total	Level 1	Level 2	Level 3

Liabilities:
Warrant liability	$16,600,500	$-	$-	$16,600,500

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

		Fair Value Measurements Using Signification Unobservable Inputs (Level 3)

	Total	Warrant Liability	Derivatives
Balance, January 1, 2014	$16,600,500	$16,600,500	$-
Transfers into level 3	-	-	-
Transfers out of level 3	-	-	-
Total net (gains) losses included in:
Net loss	34,577,078	41,907,889	(4,212,498)
Other comprehensive loss	-	-	-

Purchases, sales, issues, and settlements
Purchases	-	-	-
Issues	60,415,634	31,470,215	28,945,419
Sales	-	-	-
Settlements	-	(3,118,313)	-
Balance, June 30, 2014	$111,593,212	$86,860,291	$24,732,921

12.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

 As of June 30, 2014 and December 31, 2013, accounts payable and accrued expenses are as follows:

	June 30, 2014	December 31, 2013
Accounts payable	$2,594,175	$137,919
VIP earn out	5,037,900	-
FIN penalty shares	3,224,813	-
Accrued interest	3,591,097	-
Other accrued expenses	4,883,365	168,281
	$19,331,350	$306,200

13.             SUBSEQUENT EVENTS

Name Change

On July 2, 2014, the Company filed a Certificate of Amendment to its Articles of Incorporation to affect the Name Change of “Electronic Cigarettes International Group, Ltd.” from “Victory Electronic Cigarettes Corporation.”

The Equity Offering

On July 15, 2014, we completed a private offering of shares of our common stock with Man FinCo Limited, a company incorporated as an offshore company under the regulations of the Jebel Ali Free Zone Authority (“Man FinCo”) for total net proceeds to the Company of $18,000,000 after deducting placement agent fees and other expenses. In the offering, we issued 2,962,963 shares of our common stock at a purchase price of $6.75 per share or $20,000,000 in the aggregate. Pursuant to our agreement with Man FinCo, we agreed that if we sold shares of Common Stock in a public offering at a price of less than $7.94, then we would issue to Man FinCo such additional number of shares of Common Stock equal to (i) $20,000,000 divided by the public offering price multiplied by 0.85 (the “Reset Price”) (ii) less any shares initially issued to Man FinCo. Additionally, the Company granted to Man FinCo an option to purchase an additional number of shares of Common Stock as is derived by dividing $40,000,000 by the lower of $6.75 and the Reset Price. Man FinCo may exercise the option in whole or in part at any time prior to the first anniversary of the closing date of the initial purchase. In the event that Man FinCo does not exercise the option in whole or in part prior to such first anniversary, the option shall remain exercisable in whole or in part until the second anniversary of the closing date of the initial purchase, but only for half the number of additional shares.

The Company and Man FinCo entered into a registration rights agreement pursuant to which the Company will agree to register the shares being issued based on certain terms and conditions.

Acquisition of Hardwire

On July 16, 2014, we completed the acquisition of the assets of Hardwire Interactive Inc., a British Virgin Islands company (“Hardwire”) pursuant to an asset purchase agreement by and between (i) the Company, (ii) Hardwire Interactive Acquisition Company, a Delaware corporation and a wholly-owned subsidiary of the Company, (iii) Hardwire, and (iv) the selling owners of the Hardwire. Pursuant to the terms of the asset purchase agreement, we purchased all of Hardwire’s assets and properties held in connection with, necessary for, or material to Hardwire’s business of selling electronic cigarettes via the internet for a purchase price of (1) $5,000,000, (2) 3,000,000 shares of Common Stock and (3) the assumption of all of Hardwire’s liabilities relating to or arising out of any assigned contracts, the employment of Hardwire’s employees or the ownership, operation or use of the assets being sold.

The Units Offering

On July 16, 2014, we completed  a “best efforts” private offering of 185,511 units, each unit consisting of (i) one share of our common stock and (ii) a warrant to purchase  1/4 share of our common stock, or a total of 185,511 shares of our common stock and warrants to purchase 46,374 shares of our common stock, at a price of $6.50 per unit to accredited investors for total net proceeds to the Company of $1,085,241 after deducting placement agent fees and other expenses.

The warrants issued in this offering are exercisable for a period of five years from their issue dates. The exercise price with respect to the warrants is $6.50 per full share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the exercise price of the warrants will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than their current exercise price for two years following the issuance date, with certain limited exceptions.

The Company and the purchasers entered into a registration rights agreement pursuant to which the Company will agree to register the shares and shares underlying the warrants based on certain terms and conditions.

12% Original Issue Discount Convertible Promissory Notes

Overview. On July 17, 2014, we exchanged the remaining $10,500,000 outstanding principal amount of FIN Promissory Notes with Dominion Capital LLC and MG Partners II, Ltd., a subsidiary of Magna Group, LLC, the holders of such notes, for 12% original issue discount convertible promissory notes in the aggregate principal amount of $11,042,632 (the “12% Convertible Notes”) and warrants to purchase an aggregate of 807,692 shares of our common stock.

Maturity and Interest. The 12% Convertible Notes are due on January 17, 2016, less any amounts converted or repaid prior to the maturity date, and accrue interest at a rate of 12% on the aggregate unconverted and outstanding principal amount payable, at the holder’s option, in cash or common stock on a monthly basis. Beginning October 17, 2014, and continuing on each of the following fifteen successive months thereafter, we are obligated to pay 1/16th of the face amount of the 12% Convertible Notes and accrued interest. At the holder’s option, the holder can request that our monthly payments be for 5/16th of the face amount of the 12% Convertible Notes. In each case such payments shall, at the Company’s option, be made in cash or, subject to the Company complying with certain conditions, be made in common stock with each share of common stock being ascribed a value that is equal to 80% of the lowest VWAP for the 20 consecutive trading days immediately prior to such payment date.

Conversion. The 12% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 12% Convertible Notes shall equal: (i) the principal amount of the note to be converted (plus accrued interest and unpaid late charges, if any) divided by (ii) a conversion price of $6.50, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, subject to certain limited exceptions, if the Company issues any common stock or warrants or convertible debt entitling any person to acquire common stock at a per share purchase price that is less than the conversion price for the notes, such conversion price will be adjusted to that lower purchase price. Also, the conversion price of the notes will be adjusted if the closing bid price for the Company’s common stock on January 13, 2015 is below the conversion price, in which case the original conversion price will automatically adjust to 70% of the lowest VWAP in the 15 trading days prior to such date.

Warrants. The warrants issued in the exchange are exercisable for a period of eighteen months from their issue dates. The exercise price with respect to the warrants is $10.00 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the exercise price of the warrants will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than their current exercise price for two years following the issuance date, with certain limited exceptions.

Prepayments. The notes may be prepaid in whole or in part at any time upon ten days notice for 105% of the sum of the outstanding principal and accrued interest, subject to the Company complying with certain conditions.

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

This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions, and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks discussed in our Annual Report on Form 10-K which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are a fast-growing independent marketer and distributor of electronic cigarettes. Our objective is to become a leader in the rapidly growing, global electronic cigarette (“e-cigarette”) industry. E-cigarettes are battery-powered products that simulate tobacco smoking through inhalation of nicotine vapor without the fire, flame, tobacco, tar, carbon monoxide, ash, stub, smell and other chemicals found in traditional combustible cigarettes. According to Euromonitor, the global tobacco industry represents a $756 billion market worldwide. In addition, there are an estimated 1.3 billion smokers globally according to The American Cancer Society, and these existing smokers are our target demographic and represent our primary source of revenue growth. We currently sell our products through more than 50,000 outlets across multiple channels in multiple countries.

We accommodate the various product preferences of e-cigarette users by offering a comprehensive set of product offerings, including disposables, rechargeables, tanks, starter kits, e-liquids, open and closed-end vaping systems and accessories. Our products consist of durable components and nicotine liquids that undergo rigorous quality testing during production. We market our products through what we believe is one of the most extensive brand portfolios in the e-cigarette industry. Our global brand portfolio includes the FIN, VIP, VAPESTICK, Victory, Victoria and El Rey brands. We believe that this combination of product breadth and quality combined with our effective brand strategy, resonates strongly with consumers who associate our products with ease of use, quality, reliability and great taste.

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

We are focused on securing additional retail distribution in both the domestic United States and international markets through strategic partnerships with key retailers and distributors. We plan on further penetrating existing markets and acquiring new customers by implementing our multi-brand/multi-product strategy, offering retailers both premium and entry price point brands, to satisfy the demand of consumers with varying preferences. We believe we offer retailers and distributors attractive margins as a result of our low-cost position and structured incentives.

Our goal is to become the leading e-cigarette company in the world. We expect to achieve that goal by maximizing our points of distribution, maintaining our low-cost position and continuing to differentiate our products and brands in order to resonate with consumers in local markets around the world. We have grown our business both organically and through strategic acquisitions. Our historical growth trajectory has been enhanced by accelerating global demand for e-cigarettes over the past few years.

Recent Corporate Developments

Acquisition of Vapestick

On January 9, 2014, we completed the acquisition of all of the issued and outstanding ordinary shares of Vapestick Holdings Limited, a company incorporated under the laws of England and Wales (“Vapestick”), pursuant to a Share Exchange Agreement by and between us, Vapestick and all of the shareholders of Vapestick (the “Vapestick Shareholders”) dated December 15, 2013.

Pursuant to the terms of the acquisition agreement, we acquired all issued and outstanding shares of Vapestick from its shareholders in consideration for (a) an aggregate cash payment of £3,500,000 (approximately $5.74 million) and (b) the issuance of 6,595,900 shares of our common stock.

In connection with our acquisition of Vapestick, we agreed to (1) offer the Vapestick Shareholders the opportunity to participate in future equity offerings by us for so long as they own in the aggregate the greater of 5% of our outstanding shares of common stock or 50% of the number of shares of our common stock issued to the shareholders in connection with the acquisition, (2) fund the business of Vapestick in accordance with its business plan of approximately £350,000 ($598,500 as of June 30, 2014) per month until December 31, 2014, the purpose of which is to ensure that Vapestick has the proper growth capital to reach its proposed targets, at which time we expect them to be self-sufficient, and we have satisfied this requirement to date, (3) maintain the base salary and target cash bonus opportunities of the employees of Vapestick immediately after the acquisition for a period of twelve months following the acquisition and (4) granted piggyback registration rights for all of the shares issued to the Vapestick Shareholders should the Company file a registration statement relating to an offering for its own account or the account of others. As of June 30, 2014, the Vapestick Shareholders have not participated in any of our subsequent equity offerings.

Acquisition of FIN

On February 28, 2014, we completed the acquisition of FIN Electronic Cigarette Corporation, Inc., a Delaware corporation (“FIN”), through a merger with and into a wholly-owned subsidiary of ours, pursuant to the Agreement and Plan of Merger dated February 12, 2013, by and among the Company, our subsidiary, FIN, and Elliot B. Maisel, as representative of the FIN stockholders.

Pursuant to the terms of the merger agreement, we acquired all issued and outstanding shares of FIN from its shareholders (the “FIN Shareholders”) in consideration for an aggregate of 10,000,000 shares of our common stock. Additionally, on the closing date we paid $10 million of certain indebtedness and liabilities of FIN and its subsidiaries and issued $15 million of promissory notes to the FIN Shareholders to satisfy other indebtedness and liabilities of FIN and its subsidiaries to them, which were subsequently paid off or exchanged for convertible notes as described in “—Liquidity and Capital Resources” below.

Acquisition of Must Have Limited (VIP)

On April 22, 2014, we entered into a share purchase agreement with the shareholders of Must Have Limited (“MHL”), an England and Wales incorporated limited company (the “MHL Shareholders”). Pursuant to the terms of the agreement, the MHL Shareholders transferred to us all of the shares of MHL held by such shareholders in exchange for (1) the issuance of 2,300,000 shares of the Company’s common stock, (2) GBP £5,345,713 (equivalent to $9,000,000) in cash consideration, (3) $11,000,000 of promissory notes, (4) GBP £6,796,303 in respect of MHL’s surplus cash and (5) up to $5,000,000 in cash as an earn-out, if the gross profit of VIP (as calculated in accordance with the terms of the agreement) is equal to or exceeds £12,300,000 for the twelve month period ending June 30, 2014. A description of such promissory notes is located in “—Liquidity and Capital Resources” below.

Proposed Acquisition of Ten Motives

On May 30, 2014, we entered into a share purchase agreement by and between (i) the Company, (ii) a wholly-owned subsidiary of the Company, and (iii) the stockholders of Ten Motives (the “Ten Motives Shareholders”). Pursuant to the terms of the agreement, the Ten Motives Shareholders will sell and the Company’s subsidiary will purchase all of the shares of Ten Motives held by such stockholders in exchange for (1) $40,000,000, adjusted as necessary for working capital, cash surplus, and acquisition related costs should Ten Motives make an acquisition prior to our acquisition of Ten Motives being completed, (2) 5,400,000 shares of its common stock, based upon an assumed per share price of $10 for a total value of $54,000,000, which number of shares will be increased proportionately should the Company sell shares in an underwritten offering at a price of less than $10 per share and (3) a range of an earn-out starting at approximately $7,500,000 and attaining a maximum amount of $10,000,000, if the revenue (as defined in the Exchange Agreement) of Ten Motives is equal to or exceeds £18,072,288 for the lower end of the range and £34,307,228 for the maximum earn-out for the twelve-month period ending May 30, 2015.

The acquisition is expected to occur five business days following the date upon which the closing conditions described below have been satisfied.

The obligations of the parties to the agreement to consummate the transaction are subject to the satisfaction (or, if applicable, waiver by the relevant party) of standard closing conditions. Additionally, the following specific conditions set forth in the agreement must be met before the consummation of the transaction:

●	No material adverse changes (as defined in the agreement) with respect to Ten Motives will have occurred; and

●
The Company must list its common stock for trading on the NYSE Market, the Nasdaq Capital Market, the Nasdaq Global Select Market, the Nasdaq Global Market, or the New York Stock Exchange, along with raising not less than $75,000,000 in conjunction with the listing (the “Listing”).

The agreement may be terminated prior to closing by us by giving written notice to the Ten Motives Shareholders should a material adverse change (as defined in the agreement) occur or by the Ten Motives Shareholders should the Listing not occur by September 30, 2014. Should the Listing conditions not be satisfied, then we will pay a $350,000 break-up fee to Ten Motives.

Acquisition of Hardwire

On July 16, 2014, we completed the acquisition of the assets of Hardwire Interactive Inc., a British Virgin Islands company (“Hardwire”) pursuant to an asset purchase agreement by and between (i) the Company, (ii) Hardwire Interactive Acquisition Company, a Delaware corporation and a wholly-owned subsidiary of the Company, (iii) Hardwire, and (iv) the selling owners of the Hardwire. Pursuant to the terms of the asset purchase agreement, we purchased all of Hardwire’s assets and properties held in connection with, necessary for, or material to Hardwire’s business of selling electronic cigarettes via the internet for a purchase price of (1) $5,000,000, (2) 3,000,000 shares of Common Stock and (3) the assumption of all of Hardwire’s liabilities relating to or arising out of any assigned contracts, the employment of Hardwire’s employees or the ownership, operation or use of the assets being sold.

Components of Revenues and Costs and Expenses

Revenues

Our revenues are derived from the sale of e-cigarette products directly to customers over the internet and to various retailers and wholesalers. Our revenues are net of return reserves, which represent that portion of gross revenues not expected to be realized. In particular, retail revenue, including e-commerce sales, is reduced by estimates of returns. We have not recorded a sales return reserve in any of our historical periods to date.

We offer sales incentives and discounts to our customers and consumers including rebates, shelf-price reductions and other trade promotional activities, which are reflected in our net revenues.

Cost of Goods Sold

Cost of goods sold consists of the costs of products manufactured by our suppliers, including shipping expense and packaging, and related warehousing expenses.

Operating Expenses

Operating expenses consist primarily of our mark-to-market adjustments on our advisory agreement warrants, distribution, marketing and advertising expenses and selling, general and administrative expenses.

The primary components of our distribution, marketing and advertising expenses are media, agency, trade shows, and other promotional expenses.
Our selling expenses consist primarily of marketing expense and sales commissions and our general and administrative costs consist primarily of wages, related payroll, and employee benefit expenses, including stock-based compensation, legal and professional fees, travel expenses, other facility-related costs, such as rent and depreciation, and consulting expenses.

Foreign Exchange Movements

Due to the international aspect of our business, our revenues and expenses are affected by foreign exchange movements. Our primary exposures to foreign exchange rates are the British Pound and Euro against the U.S. dollar. The financial results of our foreign operations are translated to U.S. dollars. The functional currency of our foreign subsidiaries is generally the local currency of the country. Accordingly, income and expense items are translated at the average rates prevailing during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses.

Results of Operations

Comparison for the three and six months ended June 30, 2014 and June 30, 2013

Revenues
Revenue for the three months ended June 30, 2014 and 2013 were $11,287,723 and $711,845, respectively, an increase of $10,575,878. The increase in revenue is primarily attributable to the revenue of Vapestick, FIN, and VIP. Additionally, we began to increase our retail and wholesale marketing in U.S chains as well as through our international online and retail channels. Revenue for the six months ended June 30, 2014 and 2013 were $15,426,263 and $1,581,356, respectively, an increase of $13,844,907. The increase in revenue is primarily attributable to the revenue of Vapestick, FIN, and VIP. Additionally, we began to increase our retail and wholesale marketing in U.S chains as well as through our international online and retail channels. During the three months ended June 30, 2014, we substantially revamped our FIN product offerings to include an increased offering of vaporizers, tanks, and open system vapor products.

Cost of goods sold for the three months ended June 30, 2014 and 2013 were $4,436,960 and $298,309 respectively, an increase of $4,138,651. The increase is primarily due to the acquisitions of Vapestick, FIN, and VIP. Cost of goods sold for the six months ended June 30, 2014 and 2013 were $7,218,627 and $650,319 respectively, an increase of $6,568,308, primarily due to the acquisitions of Vapestick, FIN, and VIP. Management believes that cost of goods sold expense as a percent of net sales, which was 39.3% and 46.8% for the three months and six months ended June 30, 2014,  respectively, will maintain or marginally improve with increased scale and efficiency.

Operating Expenses
Advisory agreement warrants for the three months ended June 30, 2014 and 2013 were $3,340,872 and $0, respectively. Advisory agreement warrants for the six months ended June 30, 2014 and 2013 were $53,505,222 and $0, respectively. These expsenses due to the warrants we issued to Fields Texas Limited, LLC in connection with the advisory agreement that we entered into on December 30, 2013.

Distribution, marketing and advertising expenses for the three months ended June 30, 2014 and 2013 were $4,969,645 and $250,239 respectively, an increase of $4,719,406. Distribution, marketing and advertising expenses for the six months ended June 30, 2014 and 2013 were $6,076,180 and $586,985 respectively, an increase of $5,489,195. These increases were primarily attributable to our acquisition of Vapestick, FIN and VIP, as well as increased online marketing, advertising, and promotions, as we continued various advertising campaigns to increase both online and point of sale brand awareness.

Selling, general and administrative cost for the three months ended June 30, 2014 and 2013 were $18,014,932 and $563,087, respectively, an increase of $17,451,845. Selling, general and administrative cost for the six months ended June 30, 2014 and 2013 were $24,294,304 and $961,957, respectively, and increase of $23,332,347. These increases were primarily due to wages, cost associated with general administrative fees, customer service and purchasing outsourcing, insurance, telecommunications, supplies and other miscellaneous items, specifically attributable to the additions of Vapestick and FIN, as well as the general build out of our business from an internet only business. Other factors attributable to our increase in SG&A from the prior three and six month periods in 2013 related to increases in compensation related to increased hires, costs associated with our pursuit of acquisitions, legal expenses related to our efforts to uplist onto the NASDAQ Stock Market send our proposed stock of , increased marketing initiatives and costs associated with running an international business, and increased travel related to attendance at trade shows and other marketing initiatives.

Loss on impairment of goodwill for the three months ended June 30, 2014 and 2013 were $8,966,443 and $0, respectively. Loss on impairment of goodwill for the six months ended June 30, 2014 and 2013 were $8,966,443 and $0, respectively. We test for impairment during any reporting period if certain triggering events occur. As of June 30, 2014, our FIN reporting unit was considered to have a triggering event due to the faster than expected migration of U.S. consumers from disposable products and an accompanying decrease in forecasted revenue as the Company responded through the introduction of new products.  The significant change in the analysis from that used in the February FIN purchase price allocation related to the “year 1” revenue projections.  These revenue projections initially included a revenue increase of approximately 22%, while the June 30, 2014 impairment analysis reflected a projected revenue increase of approximately 7%.  When estimating the fair value of goodwill, we make assumptions regarding revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment as we operate in a high growth industry and have recently acquired our reporting units.

Other Expenses
Interest expense for the three months ended June 30, 2014 and 2013 were $5,451,457 and $41,522, respectively. Interest expense for the six months ended June 30, 2014 and 2013 was $11,847,283 and $75,833, respectively. The increases were attributable to interest on the convertible notes issued by the Company in 2014 and 2013 and the payment of penalty shares in the quarter ended June 30, 2014 due to late repayment of the FIN Promissory Note, as well as amortization of deferred finance costs and the accretion of debt, offset by interest income on the conversion feature on certain debt instruments. The fair value in excess of proceeds for warrants issued during 2014 was $29,215,500 and $0 for the six months ended June 30, 2014 and 2013, respectively. The increase was attributable to the recognition of the costs associated with various warrants issued during 2014. Warrant fair value adjustment for the three months ended June 30, 2014 and 2013 were $12,456,723 and $0, respectively. Derivative fair value adjustment for the three months ended June 30, 2014 and 2013 were $4,212,539 and $0, respectively. These adjustments were primarily due to the exercise and conversion features in our warrants and notes issued in 2014, stemming from the reset of exercise and conversion prices in such warrants and notes as well as movement in the Company’s stock price. Income tax benefit for the three months ended June 30, 2014 and 2013 were $24,536,827 and $0, respectively, resulting from the Company’s conclusion that a portion of its deferred tax asset will be realized allowing for the release of a portion of its valuation allowance.

Net Loss

The net loss for the three months ended June 30, 2014 and 2013 was $367,138 and $441,312, respectively. The net loss per common share for the three months ended June 30, 2014 and 2013 was $0.00 and $0.01, respectively. The net loss for the six months ended June 30, 2014 and 2013 was $84,491,207 and $693,738, respectively. The net loss per common share for the six months ended June 30, 2014 and 2013 was $1.23 and $0.02, respectively.

Liquidity and Capital Resources

Our uses of cash include working capital needs, debt service and potential acquisitions. As of June 30, 2014, we had cash of $5,571,019, of which $3,047,023 is restricted as to withdrawal pursuant to the 6% Notes,  and working capital deficit of $17,828,278 which included $32,519,447 of short-term indebtedness described under “Debt and Equity Financings” below. We estimate our operating expenses (exclusive of our advisory warrants) for the next 12 months may be as high as $72,000,000 consisting primarily of headcount and infrastructure costs, sales and marketing expenditures, research and development and general and administrative costs. We are also continuing to evaluate and consider strategic acquisitions, which would require additional cash expenditures and borrowings or debt issuances and/or issuances of our common stock.

In connection with our acquisition of Vapestick in January 2014, we agreed to (1) fund the business of Vapestick in accordance with its business plan of approximately £350,000 (approximately $596,000 as of June 30, 2014) per month until December 31, 2014, the purpose of which is to ensure that Vapestick has the proper growth capital to reach its proposed targets, at which time we expect them to be self-sufficient, and we have satisfied this requirement to date, and (2) maintain the base salary and target cash bonus opportunities of the employees of Vapestick immediately after the acquisition for a period of twelve months following the acquisition.

In the quarter ended June 30, 2014, we raised total net proceeds of $30,108,582 through our equity and debt offerings as described below. We used such proceeds to finance our acquisition of VIP, general working capital and repay $12 million of notes related to the 6% Convertible Note offering.

Our sources of cash include cash on hand, availability under our borrowing facilities and equity and debt financings. As of June 30, 2014, we had cash of $5,571,019 and availability under our FIN revolving credit facility of $1,497,131. We are in the early stages of our business. We are required to fund our growth and working capital and service and refinance our indebtedness from financing activities, and we intend to continue to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk in our company being able to consummate convertible debt and equity financings on terms that are not overly dilutive to our existing shareholders, and we can offer no assurance that we will be able to raise additional capital on acceptable terms or at all.

Cash Flows

Operating activities for the three months ended June 30, 2014 required cash of $2,551,687 compared to $260,054 for the three months ended June, 30 2013, an increase of $2,291,633. This increase was primarily due to an increase in losses between the two periods. Operating activities for the six months ended June 30, 2014 required cash of $9,092,336 compared to $292,564 for the six months ended June, 30 2013, an increase of $8,799,772. This increase was primarily due to an increase in losses between the two periods.

Our cash flows provided by financing activities were $13,413,446 and $519,254 for the three months ended June 30, 2014 and 2013, respectively, an increase of $12,894,192 primarily due to the proceeds from the issuance of debt. Our cash flows provided by financing activities were $36,739,913 and $2,508,655 for the six months ended June 30, 2014 and 2013, respectively, an increase of $34,213,528 primarily due to the proceeds from the issuance of debt.

Our cash flows used in investing activities were $5,815,404 and $255,000 for the three months ended June 30, 2014 and 2013, respectively, an increase of $5,560,404 primarily due to acquisitions made during 2014. Our cash flows used through investing activities were $21,326,899 and $7,858 for the six months ended June 30, 2014 and 2013, respectively, an increase of $21,319,041 primarily due to acquisitions made during 2014.

Operating activities for the three months ended June 30, 2014 required cash of $2,745,525 compared to $260,054 for the three months ended June, 30 2013, an increase of $2,485,471. This increase was primarily due to an increase in losses between the two periods. Our cash flows (used) provided by financing activities were ($61,137,302) and $519,254 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $61,656,556 primarily due to the proceeds from the issuance of debt. Our cash flows provided by (used) in investing activities were $36,838,394 and ($255,000) for the three months ended June 30, 2014 and 2013, respectively, an increase of $37,093,394 primarily due to acquisitions made during 2014.

FIN Revolving Credit Facility

Overview

On December 31, 2012, FIN Branding Group, LLC entered into a credit agreement with Wells Fargo Bank, National Association (the “Lender”), as amended on September 10, 2013, February 11, 2014, February 28, 2014, March 31, 2014 and June 2, 2014, for a revolving credit facility with a maturity date of December 31, 2015 (the “Credit Agreement”). Pursuant to the March 31, 2014 amendment, we and our subsidiary, VCIG LLC, have guaranteed FIN’s obligations under the Credit Agreement. Pursuant to the June 2, 2014 amendment, we repaid $1,500,000 outstanding under the Credit Agreement, and agreed to deliver the Lender a plan for the sale of FIN inventory and updated projections for FIN by June 24, 2014. The amount available to be borrowed under the Credit Agreement from time to time is limited to a borrowing base based on FIN’s eligible receivables and inventories, with a maximum amount of $20,000,000. Up to $2,000,000 of this revolving credit facility is available for letters of credit. As of June 30, 2014, $7,319,402 was drawn and $997,131 was available for future borrowing under the Credit Agreement.

Interest Rate and Fees

Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 3.00%, which interest rate at June 30, 2014 was 3.23%.

In addition to paying interest on outstanding principal, we are required to pay a commitment fee of 0.25% per annum to the lenders under the Credit Agreement in respect of the unutilized commitments thereunder. We also are obligated to pay customary letter of credit fees.

Prepayments

Amounts borrowed under the Credit Agreement may be repaid at any time during the term of the Credit Agreement.

If, at any time, the amount of outstanding advances plus the amount of outstanding letters of credit exceeds the lesser of $20,000,000 or the borrowing base (or such lesser amounts as specified in the Credit Agreement), then the Lender, at its option, may demand immediate prepayment of the obligations in an aggregate amount equal to such excess.

Collateral

All obligations under the Credit Agreement are secured by a security interest in substantially all tangible and intangible assets of FIN whether now owned or hereafter acquired and, pursuant to the March 31, 2014 amendment, a security interest in substantially all of our and VCIG’s tangible and intangible assets, whether now owned or hereinafter acquired, subject to the security interest in our assets in favor of the holders of our 15% Convertible Notes.

Conditions to Borrowings

All borrowings under the Credit Agreement are subject to customary conditions, including that there has been no material adverse change in the business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise) of FIN and its subsidiaries.

Certain Covenants and Events of Default

The Credit Agreement contains customary covenants, including covenants that restrict FIN’s ability to, among other things, (i) incur indebtedness, (ii) create liens on assets and further negative pledges, (iii) dispose of its assets or change its line of business or ownership, (iv) pay distributions or make payments on certain junior debt, (v) make certain investments, (vi) incur capital expenditures or (vii) engage in certain transactions with affiliates. In addition, FIN must maintain specified minimum EBITDA amounts ranging from negative $64,000 for the one-month period ending March 31, 2014 to positive $803,000 for the ten-month period ending December 31, 2014. As of June 30, 2014, the Company was in technical default of the Credit Agreement as FIN failed to obtain the minimum EBITDA required pursuant to the Credit Agreement, which has triggered a cross-default of the 6% Notes as further described below.

The Credit Agreement also contains customary events of default, including any default in any other agreement to which FIN or any of its subsidiaries is a party with third parties relative to the indebtedness of FIN or such subsidiary involving an amount exceeding of $100,000 or more, and such default occurs at the final maturity of the obligations under such agreement or results in a right by such third parties to accelerate the maturity of FIN or its subsidiaries’ obligations thereunder, and if any event or circumstance occurs that the Lender in good faith believes may impair the prospect of payment of all or part of the obligations of FIN to the Lender, or FIN’s ability to perform any of its material obligations under any of the relevant loan documents, or any other document or agreement described in or related to the Credit Agreement, or there occurs any Material Adverse Change (as defined in the Credit Agreement). Upon the occurrence of an event of default, the lender may terminate its funding obligations under the Credit Agreement, accelerate all loans and exercise any of its rights under the Credit Agreement.

Debt and Equity Financings in the six months ended June 30, 2014

15% Senior Secured Convertible Promissory Notes

Overview. On January 7, 2014, January 14, 2014, January 31, 2014 and February 28, 2014, we completed “best efforts” private offerings of $27,375,000 aggregate principal amount of 15% Senior Secured Convertible Promissory Notes, as amended (the “15% Convertible Notes”) and warrants to purchase shares of common stock with accredited investors for total net proceeds to the Company of $25,424,790 after deducting placement agent fees and other expenses.

Maturity and Interest. The 15% Convertible Notes issued in January are due on January 7, 2015 and the 15% Convertible Notes issued in February are due on February 28, 2015 if not converted prior to that date and accrue interest at a rate of 15% on the aggregate unconverted and outstanding principal amount, payable in cash on a quarterly basis.

Conversion. The 15% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 15% Convertible Notes equal: (i) the principal amount of the Note divided by (ii) a conversion price of $5.00, as adjusted from time to time. The conversion price for the 15% Convertible Notes is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the conversion price of the 15% Convertible Notes will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than the current exercise price, with certain exceptions as further described in the 15% Convertible Notes. The Conversion Price will also adjust on any subsequent issuance of shares of common stock or common stock equivalents based on a formula intended to maintain the fully diluted percentage ownership the shares underlying the 15% Convertible Notes represent. Furthermore, if the Company or any subsidiary thereof sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any of its common stock or any securities which would entitle the holder thereof to acquire at any time its common stock, then the conversion price for the 15% Convertible Notes will be adjusted downward by multiplying it by a fraction, the numerator of which shall be 79,163,999 and the denominator of which shall be the number of fully-diluted shares of our common stock outstanding following such issuance. As a result of the subsequent issuances of our convertible notes, warrants and shares of our common stock described below, the conversion price of the 15% Convertible Notes is currently $3.13 per share.

Prepayments. The 15% Convertible Notes may be prepaid in cash, in whole or in part, at any time for 115% of sum of the outstanding principal and accrued interest.

Warrants. The warrants issued in the offerings are exercisable for an aggregate of 5,475,000 shares of the Company’s common stock. The Warrants are exercisable for a period of five years from their respective issue dates. The exercise price with respect to the Warrants is $5.00 per share, as adjusted from time to time. The exercise price and the amount of shares of our common stock issuable upon exercise of the warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the exercise price of the warrants will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than their current exercise price, with certain limited exceptions as further described in the warrant. Furthermore, if the Company or any subsidiary thereof sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any of its common stock or Common Stock Equivalents, then the exercise price for the warrants will be adjusted downward by multiplying it by a fraction, the numerator of which shall be 79,163,999 and the denominator of which shall be the number of fully-diluted shares of our common stock outstanding following such issuance. As a result of the subsequent issuances of our convertible notes, warrants and shares of our common stock described below, as of June 30, 2014, the conversion price of the 15% Convertible Notes was $3.77 per share.

Collateral. As collateral security for all of the Company’s obligations under the 15% Convertible Notes and related documents executed in connection with the Offerings, the Company granted the purchasers a first priority security interest in all of (i) the Company’s assets and (ii) the equity interests in each subsidiary of the Company, in each case whether owned or existing when the 15% Convertible Notes were issued or subsequently acquired or coming into existence, including any shares of capital stock of any subsidiary.

FIN Promissory Note

On February 28, 2014, the Company and its wholly owned subsidiary, VCIG LLC, issued $15,000,000 principal amount of promissory notes (the “FIN Promissory Notes”) in connection with our acquisition of FIN. On May 30, 2014, the Company issued 4% Exchange Convertible Notes in exchange for $3,625,000 of principal of the FIN Promissory Notes plus accrued interest. On July 17, 2014, the Company paid back $875,000 of principal of the FIN Promissory Notes plus accrued interest and issued 12% Convertible Notes in exchange for the remaining $10,500,000 of principal of the FIN Promissory Notes. The Company issued an aggregate of 856,178 shares of common stock to the initial holders of the FIN Promissory Notes as penalties for not repaying the FIN Promissory Notes timely.

VIP Promissory Notes

On April 22, 2014, we issued $11,000,000 principal amount of promissory notes (the “VIP Promissory Notes”) to the MHL Shareholders in connection with our acquisition of MHL. The VIP Promissory Notes become due at the earlier of (1) October 14, 2014, (2) the day the Company first trades it shares of a common stock on certain listed exchanges (including the NYSE Market, the Nasdaq Capital Market, the Nasdaq Global Select Market, the Nasdaq Global Market or the New York Stock Exchange) or (3) the Company completes an underwritten public offering of a minimum of $40 million (the “Maturity Date”). Beginning on August 21, 2014, the VIP Promissory Notes will accrue interest at a rate of 10% per annum. We may prepay the VIP Promissory Notes at any time without penalty.

Collateral. As security for all of the Company’s obligations under the VIP Promissory Notes and related documents executed in connection with the acquisition: (i) MHL granted a guarantee in favor of the holders of the VIP Promissory Notes supported by a second priority security interest in all of MHL’s assets and (ii) the Company granted such holders a second priority security interest in all of the shares owned by the Company in MHL following the acquisition of MHL.

6% Original Issue Discount Senior Secured Convertible Promissory Notes

Overview. On April 22, 2014, the Company completed a private offering of $24,175,824 principal amount (the “First Tranche”) of 6% Original Issue Discount Senior Secured Convertible Promissory Notes, as amended (the “6% Convertible Notes”) with accredited investors for total net proceeds to the Company of $20,511,200 after deducting placement agent fees and other transaction-related expenses. On June 3, 2014, we and the holders of the 6% Convertible Notes amended the 6% Convertible Notes, and we agreed to issue an additional $7,692,308 principal amount of 6% Convertible Notes in two additional tranches. On that date we issued additional 6% Convertible Notes in the principal amount of $4,395,604 (the “Second Tranche”) for total net proceeds to the Company of $3,950,000. The third tranche of additional 6% Convertible Notes in the principal amount of up to $3,296,704 (the “Third Tranche”) is expected to be purchased on September 2, 2014, or such other date as the parties may agree, subject to the satisfaction of certain closing conditions set forth in the 6% Notes.

Maturity and Interest. The 6% Convertible Notes are due the later of (i) September 3, 2015, and (ii) if the Third Tranche is issued, December 2, 2015, and accrue interest at a rate of 6% on the aggregate unconverted and outstanding principal amount payable in cash on a monthly basis. Beginning on June 30, 2014, and on the last trading day of each calendar month thereafter, the Company shall pay additional interest in cash in the amount of $68,750, and following the closing of the Third Tranche, if any, in the amount of $75,000.

Conversion. The 6% Convertible Notes may be converted in whole or in part into shares of common stock at the option of the holders of the 6% Convertible Notes at any time and from time to time. The conversion price with respect to (i) the First Tranche is $9.92, (ii) the Second Tranche is $10.63 and (iii) the Third Tranche, if any, is 115% of the volume weighted average price of our common stock (“VWAP”) of the Company’s common stock on the trading day preceding the issuance of the Third Tranche, in each case as adjusted from time to time. The conversion price for 6% Convertible Notes is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the conversion price for the 6% Convertible Notes will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than the current exercise price, with certain limited exceptions as further described in the 6% Convertible Notes. Furthermore, should the Company complete an underwritten public offering of a minimum of $25 million, the conversion price would reset to the price that is equal to 115% of the VWAP of the Company’s shares of common stock on the trading day immediately following the pricing of such public offering should that price be lower than the conversion price then in effect. Pursuant to the adjustment provision contained in the 6% Convertible Notes, following the completion of our private offering on May 30, 2014, the conversion price of the First Tranche of the 6% Convertible Notes adjusted to $6.90 per share and following the completion of our private offering on June 19, 2014, the conversion price of the Second Tranche of the 6% Convertible Notes adjusted to $7.48 per share.

Prepayments and Redemptions. The 6% Convertible Notes may not be prepaid in whole or in part at any time other than as described below. The Company must prepay $12,000,000 of the principal amount of the 6% Convertible Notes, plus any accrued and unpaid interest thereon, between 15 days and 30 days following the issue date, which the Company has paid. During May 2014, the holders could require the Company to redeem up to $800,000 of the outstanding principal amount (plus accrued and unpaid interests thereon), and commencing June 1, 2014, the holders can require the Company to redeem up to $1,000,000 of the outstanding principal amount (plus accrued and unpaid interest thereon) per calendar month. Holders redeemed $800,000 in May 2014. As of July 21, 2014, the outstanding principal amount remaining on the 6% Convertible Notes was $14,771,428. Between October 1, 2014, and October 9, 2014, upon written notice to the holders, the Company is required to prepay $1,000,000 of the principal amount of the 6% Convertible Notes, plus any accrued and unpaid interest thereon. The holders have the right, in the event of a change of control, to redeem all or portions of the 6% Convertible Notes, in exchange for either cash or shares of the Company’s common stock. Additionally, the Company is required to maintain a $3 million cash balance that is restricted as to withdrawal, which may be used for redemptions upon instruction from the holders.

Collateral. As security for all of the Company’s obligations under the 6% Convertible Notes and related documents executed in connection with the Offering: (i) MHL granted a guarantee in favor of the holders of the 6% Convertible Notes supported by a first priority security interest in all of MHL’s assets and (ii) the Company granted such holders a first priority security interest in all of the shares owned by the Company in MHL following the acquisition of MHL.

The Unit Offerings

Overview. On April 30, 2014 and June 19, 2014, we completed “best efforts” private offerings of 623,485 units, each unit consisting of (i) one share of our common stock and (ii) a warrant to purchase  1/4 share of our common stock, or a total of 623,485 shares of our common stock and warrants to purchase 155,870 shares of our common stock, at a price of $6.50 per unit to accredited investors for total net proceeds to the Company of $3,647,382 after deducting placement agent fees and other expenses.

Warrants. The warrants issued in these offerings are exercisable for a period of five years from their issue dates. The exercise price with respect to the warrants is $6.50 per full share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the exercise price of the warrants will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than their current exercise price for two years following the issuance date, with certain limited exceptions. Pursuant to the adjustment provision contained in the warrants, following the completion of our private offering on May 30, 2014, the exercise price of the warrants issued in the April 30, 2014 offering adjusted to $6.00 per share and the number of shares issuable upon exercise of the warrants increased to 130,832 shares of common stock.

4% Original Issue Discount Convertible Promissory Notes

Overview. On May 30, 2014, the Company completed a private offering to Dominion Capital LLC for total net proceeds to the Company of $2,000,000 after deducting placement agent fees and other transaction-related expenses, which proceeds were used for general working capital. Pursuant to a securities purchase agreement we issued to the purchaser $2,105,263 principal amount of 4% original issue discount convertible promissory notes (the “4% Convertible Notes”). Additionally, on May 30, 2014, we exchanged $3,625,000 principal amount of FIN Notes plus $375,000 of accrued interest with Dominion Capital LLC, a holder of a portion of our FIN Notes, for an additional $4,210,526 principal amount of 4% Convertible Notes (the “4% Exchange Convertible Note”).

Maturity and Interest. The 4% Convertible Notes and the 4% Exchange Convertible Notes are due on November 30, 2015 less any amounts converted prior to the maturity date and accrue interest at a rate of 4% on the aggregate unconverted and outstanding principal amount payable in cash on a monthly basis. Beginning November 30, 2014, and continuing on each of the following twelve successive months thereafter, we are obligated to pay 1/13th of the face amount of the 4% Convertible Notes and accrued interest. Beginning August 30, 2014, and continuing on each of the following fifteen successive months thereafter, we are obligated to pay 1/16th of the face amount of the 4% Exchange Convertible Note and accrued interest. In each case such payments shall, at the Company’s option, be made in cash or, subject to the Company complying with certain conditions, be made in common stock with each share of common stock being ascribed a value that is equal to 80% of the lowest VWAP for the 15 consecutive trading days immediately prior to such payment date.

Conversion. The 4% Convertible Notes and the 4% Exchange Convertible Note may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 4% Convertible Notes or the 4% Exchange Convertible Notes shall equal: (i) the principal amount of the note to be converted (plus accrued interest and unpaid late charges, if any) divided by (ii) a conversion price of $6.00, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, subject to certain limited exceptions, if the Company issues any common stock or warrants or convertible debt entitling any person to acquire common stock at a per share purchase price that is less than the conversion price for the notes, such conversion price will be adjusted to that lower purchase price. Also, the conversion price of the notes will be adjusted if the closing bid price for the Company’s common stock on November 26, 2014 is below the conversion price, in which case the original conversion price will automatically adjust to 70% of the lowest VWAP in the 15 trading days prior to such date.

Prepayments. The notes may be prepaid in whole or in part at any time upon ten days notice for 125% of the sum of the outstanding principal and any remaining interest through maturity.

Right to Participate in Future Financings. From May 30, 2014 until May 30, 2015, if the Company or any of its subsidiaries issue any securities subsequent to the issuance of the 4% Convertible Notes, other than any issuance through a public underwritten offering or to an investor or a group of investors that already own common stock or any securities that entitle the holder thereof to acquire at any time our common stock, the holders of the 4% Convertible Notes shall have the right to participate in such subsequent financing in an amount up to 100% of the holder’s subscription amount in the 4% Convertible Notes on the same terms, conditions and price provided for in such subsequent financing.

Events of Default

The 4% Notes, the 4% Exchange Notes and the 6% Notes include the following events of default, among others: (i) a default in the payment of interest or principal when due, which default, in the case of an interest payment, is not cured within three trading days; (ii) failure to comply with any other covenant or agreement contained in the notes after an applicable cure period; (iii) in the case of the 4% Notes and the 4% Exchange Notes a default or event of default under any other material agreement not covered by clause (v) below to which the Company is obligated (subject to any grace or cure period provided in the applicable agreement); (iv) in the case of the 6% Notes, the occurrence of any default under, redemption of or acceleration prior to the maturity of any Indebtedness (as defined below but excluding any indebtedness arising out of the 6% Notes) (after giving effect to any applicable cure period) of the Company or its subsidiaries;  (v) failure to pay any other obligation of the Company that exceeds $50,000 and causes such obligation to become due and payable earlier that would otherwise become due; (vi) the Company or any Significant Subsidiary (as such term is defined in Rule 1-02(w) of Regulation S-X) shall be subject to a bankruptcy or liquidation event; (vii) in the case of the 4% Notes and the 4% Exchange Notes, a judgment for payment of money exceeding $50,000 remains unvacated, unbonded or unstayed for a period of 45 calendar days; (viii) in the case of the 6% Notes, a judgment for payment of money exceeding $100,000 in the case of MHL and exceeding $1,000,000 in the case of the Company and any of its subsidiaries (other than MHL) remains unvacated, unbonded or unstayed for a period of 30 calendar days; (ix) our common stock is not be eligible for listing on a national exchange or the OTC Bulletin Board; (x) in the case of the 4% Notes and the 4% Exchange Notes, a Change of Control or Fundamental Transaction (as such terms are defined below) occurs, or the Company agrees to sell over 33% of its assets; (xi) in the case of the 4% Notes and the 4% Exchange Notes, failure to file with the SEC any required reports under Section 13 or 15(d) of the Exchange Act; or (xii) in the case of the 6% Notes, failure to have any registration statement declared effective, or the lapsing of such registration statement, by certain deadlines pursuant to the registration rights agreement.

If any event of default occurs, the outstanding principal amount of the notes, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash in the sum of (a) 130%, in the case of the 4% Notes or the 4% Exchange Notes, or 110%, in the case of the 6% Notes, of the outstanding principal amount of the notes and accrued and unpaid interest thereon, (b) all other amounts, costs, expenses and liquidated damages due in respect of the notes and (c) in the case of the 4% Notes and the 4% Exchange Notes, an amount in cash equal to all of the interest that, but for the default payment, would have accrued with respect to the applicable principal amount being so redeemed for the period commencing on the default payment date and ending on November 30, 2015. After the occurrence of any event of default that results in the acceleration of the notes, the interest rate on shall accrue at an interest rate equal to the lesser of 24% per annum, in the case of the 4% Notes and the 4% Exchange Notes, or 15% per annum, in the case of the 6% Notes, or the maximum rate permitted under applicable law. In addition, in the case of the 4% Notes and the 4% Exchange Notes, at any time after the occurrence of any event of default the holder may require the Company to, at such holder’s option, convert all or any part of the 4% Notes or the 4% Exchange Notes into common stock at 60% of the lowest VWAP during the 30 trading day-period immediately prior to the such conversion date.

As of June 30, 2014, we recognized goodwill impairment of approximately of $9 million related to our FIN reporting unit, which has a triggered a cross-default of the 6% Notes. On August 19, 2014, we entered into a waiver with holders of the 6% from the cross default provisions of such notes that is effective as of June 30, 2014, and will remain in effect until and through September 3, 2014, while we attempt to agree with the Lender on a new EBITDA covenant that will enable FIN to regain compliance with that provision of the Credit Agreement.  We paid $50,000 as consideration for this waiver.

“Change of Control Transaction” means the occurrence of any of (a) an acquisition by an individual or legal entity or “group” (as described in Rule 13d-5(b)(1) promulgated under the Exchange Act) of effective control of in excess of 33% of the voting securities of the Company, (b) the Company merges into or consolidates with any other entity, or any entity merges into or consolidates with the Company and, after giving effect to such transaction, the stockholders of the Company immediately prior to such transaction own less than 66% of the aggregate voting power of the Company or the successor entity of such transaction, (c) the Company sells or transfers all or substantially all of its assets to another entity and the stockholders of the Company immediately prior to such transaction own less than 66% of the aggregate voting power of the acquiring entity immediately after the transaction, (d) a replacement at one time or within a three year period of more than one-half of the members of the Company’s Board of Directors which is not approved by a majority of those individuals who are members of the Board of Directors on the issue date of such notes, as applicable (or by those individuals who are serving as members of the Board of Directors on any date whose nomination to the Board of Directors was approved by a majority of the members of the Board of Directors who are members on the date hereof), or (e) the execution by the Company of an agreement to which the Company is a party or by which it is bound, providing for any of the events set forth in clauses (a) through (d) above.

“Fundamental Transaction” means the occurrence of any of the following events: (i) the Company, directly or indirectly, in one or more related transactions effects any merger or consolidation of the Company with or into another entity, (ii) the Company, directly or indirectly, effects any sale, lease, license, assignment, transfer, conveyance or other disposition of all or substantially all of its assets in one or a series of related transactions, (iii) any direct or indirect purchase offer, tender offer or exchange offer (whether by the Company or another person) is completed pursuant to which holders of the Company’s common stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50% or more of the outstanding common stock, (iv) the Company, directly or indirectly, in one or more related transactions, effects any reclassification, reorganization or recapitalization of the common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property or (v) the Company, directly or indirectly, in one or more related transactions, consummates a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or scheme of arrangement) with another entity whereby such other entity acquires more than 50% of the outstanding shares of common stock of the Company.

Subsequent Debt and Equity Financings

The Equity Offering

Overview. On July 15, 2014, we completed a private offering of shares of our common stock with Man FinCo Limited, a company incorporated as an offshore company under the regulations of the Jebel Ali Free Zone Authority (“Man FinCo”) for total net proceeds to the Company of $18,000,000 after deducting placement agent fees and other transaction-related expenses. In the offering, we issued 2,962,963 shares of our common stock at a purchase price of $6.75 per share or $20,000,000 in the aggregate. Pursuant to our agreement with Man FinCo, we agreed that if we sold shares of Common Stock in a public offering at a price of less than $7.94, then we would issue to Man FinCo such additional number of shares of Common Stock equal to (i) $20,000,000 divided by the public offering price multiplied by 0.85 (the “Reset Price”) (ii) less any shares initially issued to Man FinCo. Additionally, the Company granted to Man FinCo an option to purchase an additional number of shares of Common Stock as is derived by dividing $40,000,000 by the lower of $6.75 and the Reset Price. Man FinCo may exercise the option in whole or in part at any time prior to the first anniversary of the closing date of the initial purchase. In the event that Man FinCo does not exercise the option in whole or in part prior to such first anniversary, the option shall remain exercisable in whole or in part until the second anniversary of the closing date of the initial purchase, but only for half the number of additional shares.

Voting Agreement. Man FinCo has the ability to designate a director to the Company’s board of directors either within six months from July 15, 2014 or within six months of the date Man FinCo exercises its option to purchase additional shares. If Man FinCo does not designate a director or if there is a vacancy in such director position, then Man FinCo may appoint a board observer whom the Company shall invite to attend all board meeting in a non-voting capacity. Brent Willis, Marc Hardgrove and William Fields have agreed to vote any and all of their shares for the election of any director designated by Man FinCo. The voting agreement will remain in effect until Man FinCo holds fewer than 296,297 shares.

The July Unit Offering

Overview. On July 16, 2014, we completed a “best efforts” private offering of 185,511 units, each unit consisting of (i) one share of our common stock and (ii) a warrant to purchase  1/4 share of our common stock, or a total of 185,511 shares of our common stock and warrants to purchase 46,374 shares of our common stock, at a price of $6.50 per unit to accredited investors for total net proceeds to the Company of $1,085,241 after deducting placement agent fees and other expenses.

Warrants. The warrants issued in this offering are exercisable for a period of five years from their issue dates. The exercise price with respect to the warrants is $6.50 per full share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the exercise price of the warrants will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than their current exercise price for two years following the issuance date, with certain limited exceptions.

12% Original Issue Discount Convertible Promissory Notes

Overview. On July 17, 2014, we exchanged the remaining $10,500,000 outstanding principal amount of FIN Promissory Notes with Dominion Capital LLC and MG Partners II, Ltd., a subsidiary of Magna Group, LLC, the holders of such notes, for 12% original issue discount convertible promissory notes in the aggregate principal amount of $11,042,632 (the “12% Convertible Notes”) and warrants to purchase an aggregate of 807,692 shares of our common stock.

Maturity and Interest. The 12% Convertible Notes are due on January 17, 2016, less any amounts converted or repaid prior to the maturity date, and accrue interest at a rate of 12% on the aggregate unconverted and outstanding principal amount payable, at the holder’s option, in cash or common stock on a monthly basis. Beginning October 17, 2014, and continuing on each of the following fifteen successive months thereafter, we are obligated to pay 1/16th of the face amount of the 12% Convertible Notes and accrued interest. At the holder’s option, the holder can request that our monthly payments be for 5/16th of the face amount of the 12% Convertible Notes. In each case such payments shall, at the Company’s option, be made in cash or, subject to the Company complying with certain conditions, be made in common stock with each share of common stock being ascribed a value that is equal to 80% of the lowest VWAP for the 20 consecutive trading days immediately prior to such payment date.

Conversion. The 12% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 12% Convertible Notes shall equal: (i) the principal amount of the Note to be converted (plus accrued interest and unpaid late charges, if any) divided by (ii) a conversion price of $6.50, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, subject to certain limited exceptions, if the Company issues any common stock or warrants or convertible debt entitling any person to acquire common stock at a per share purchase price that is less than the conversion price for the notes, such conversion price will be adjusted to that lower purchase price. Also, the conversion price of the notes will be adjusted if the closing bid price for the Company’s common stock on January 13, 2015 is below the conversion price, in which case the original conversion price will automatically adjust to 70% of the lowest VWAP in the 15 trading days prior to such date.

Warrants. The warrants issued in the exchange are exercisable for a period of eighteen months from their issue dates. The exercise price with respect to the warrants is $10.00 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the exercise price of the warrants will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than their current exercise price for two years following the issuance date, with certain limited exceptions.

Prepayments. The notes may be prepaid in whole or in part at any time upon ten days notice for 105% of the sum of the outstanding principal and accrued interest, subject to the Company complying with certain conditions.

Off-Balance sheet arrangements

There were no off-balance sheet arrangements for the period ended June 30, 2014.

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

A significant area of judgment affecting reported revenue and net income is estimating sales return reserves, which represent that portion of gross revenues not expected to be realized. In particular, retail revenue, including e-commerce sales, is reduced by estimates of returns. In determining estimates of returns, management analyzes historical trends, seasonal results and current economic or market conditions. The actual amount of sales returns subsequently realized may fluctuate from estimates due to several factors, including, merchandise mix, actual or perceived quality, differences between the actual product and its presentation in the website, timeliness of delivery and competitive offerings. The Company continually tracks subsequent sales return experience, compiles customer feedback to identify any pervasive issues, reassesses the marketplace, compares its findings to previous estimates and adjusts the sales return accrual and cost of sales accordingly. For the three months ended June 30, 2014 and 2013, the Company recorded a reserve of approximately $500,000 and $0, respectively.

Accounts Receivable

Accounts receivable, primarily from retail and wholesale customers or third-party internet brokers, are reported at the amount invoiced. Payment terms vary by customer and may be subject to an early payment discount. Management reviews accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible. An overall allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. As of June 30, 2014, and December 31, 2013, the Company’s allowance for doubtful accounts was $88,000 and $0, respectively. For the three months ended June 30, 2014 and 2013, no accounts receivable were written off.

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired. We review goodwill for impairment at the reporting unit level annually as of November 1 or, when events or circumstances dictate, more frequently. For purposes of goodwill impairment reasons our reporting units are Vapestick, FIN, and VIP.  The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit's fair value is less than its carrying amount, and if necessary, a two-step goodwill impairment test. Factors to consider when performing the qualitative assessment include general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the two-step goodwill impairment test, the fair value of the reporting unit is determined and compared to the carrying value of the net assets allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.

We test for impairment of goodwill on an annual basis on November 1 of each year. We will, however, test for impairment during any reporting period if certain triggering events occur. As of June 30, 2014, our FIN reporting unit was considered to have a triggering event due to the faster than expected migration of U.S. consumers from disposable products and an accompanying decrease in forecasted revenue as the Company responded through the introduction of new products.  As a result of the impairment analysis, the Company recorded a $9.0 million loss on goodwill impairment.  The significant change in the analysis from that used in the February FIN purchase price allocation related to the “year 1” revenue projections.  These revenue projections initially included a revenue increase of approximately 22%, while the June 30, 2014 impairment analysis reflected a projected revenue increase of approximately 7%.  When estimating the fair value of goodwill, we make assumptions regarding revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment as we operate in a high growth industry and have recently acquired our reporting units.

Inventory Valuation

The Company must order its products and components for its products in advance of product shipments. The Company records a write-down for inventories of components and products which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs periodic detailed reviews of inventory that considers multiple factors including, but not limited to, demand forecasts, product life cycle status, product development plans and current sales levels. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, the Company may be required to record additional write-downs which would negatively affect gross margins in the period when the write-downs were recorded. As of June 30, 2014, and December 31, 2013, the Company had an inventory obsolescence reserve of $325,000 and $15,000, respectively.

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

Non-Employee Stock Based Compensation

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 505, at either the fair value of the services or the instruments issued in exchange for such services (based on the same methodology described for employee stock based compensation), whichever is more readily determinable. Subsequent to the measurement date, the Company should recognize and classify any future changes in the fair value (including the market condition) in accordance with the relevant accounting literature on financial instruments ASC 815-40.

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

We are subject to U.S. federal, state and local income taxes, and U.K. income taxes that are reflected in our consolidated financial statements. The effective tax rate for the three and six months ended June 30, 2014 was (98.53%) and (22.50%); respectively.   The effective tax rate for the six months ended June 30, 2014 was significantly impacted by the recognition of a deferred income tax benefit realized as a result of deferred tax liabilities that were recorded in the Company’s recent acquisitions as discussed below.

We recently completed the acquisitions of FIN, Vapestick, and VIP.  During the three months ended June 30, 2014, certain measurement-period adjustments were made with respect to certain deferred tax liabilities that were identified to exist on the acquisition date for each of these acquisitions.  As a result, deferred tax liabilities have been recorded for the identifiable intangibles acquired in these acquisitions as the amounts are non-deductible for income tax.  Goodwill and deferred tax liabilities were both increased by $33,964,158 during the three months ended June 30, 2014 as a result of these measurement-period adjustments.

We account for uncertainty in income taxes using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement. Such amounts are subjective, as a determination must be made on the probability of various possible outcomes. We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement could result in recognition of a tax benefit or an additional tax provision.

For the three months and six months ended June 30, 2014, there was no change to our total gross unrecognized tax benefit. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting.

We evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will be unable to realize some of these deferred tax assets, primarily as a result of losses incurred during our limited history.  As a result of this analysis, we project that approximately $10.8 million of our deferred tax assets will not be realizable.

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

Embedded Derivatives

From time to time the Company issues financial instruments such as debt in which a derivative instrument is “embedded.” Upon issuing the financial instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value, with changes in fair value recorded in the income statement.

Three embedded features that required bifurcation and separate accounting were identified in connection with certain of the convertible notes issued in 2014 and the Company determined these should be bundled together as a single, compound embedded derivative, bifurcated from the host contract, and accounted for at fair value, with changes in fair value being recorded in the consolidated statements of operations and comprehensive income. The three embedded derivatives were the conversion options, the mandatory default amounts and the prepayment clauses found in some or all of those notes. The three embedded features were evaluated together as a single compound derivative to determine the fair value of the derivative using a binomial pricing model. The binomial pricing model takes into account probability-weighted scenarios with regard to the likelihood of changes to the conversion price. The inputs to the model require management to make certain significant assumptions and represent management’s best estimate at the valuation date. The probabilities were determined based on a management review, and input from external advisors, on the expected likelihood as of the valuation date of an additional reset.

The key sensitivities of the binomial model include: the fair value of the common stock, in which the Company utilized the actual trading price less a discount for lack of marketability due to the thinly traded nature of the stock; the expected volatility of the common stock, which was determined through the analysis of publicly traded guideline companies historic volatilities; and the risk free interest rate, which is based on current market rates and the expected term. Any change on one of the above would have an impact on the concluded value for the warrants and derivatives. The fair value of our common stock reflects a 25% marketability discount given the low trading volume of our common stock. Upon listing on the NASDAQ, and sufficient trading volume, this discount will be eliminated.

In the first quarter of 2014, we recognized an initial fair value on our derivative and warrant liabilities in excess of the proceeds we received.  We valued these fair values using a binomial pricing model, taking into account that the derivatives and warrants contain items such as “down round” provisions that will constantly adjust their exercise price.  We also used a discounted market price as part of our valuation model.  In addition, we engaged a third party specialist who applied an accepted valuation methodology.  Relative to recording the fair values in excess of the proceeds, we posted a charge of approximately $29,000,000 to earnings to reflect this excess fair value.

Warrant Liability

The Company utilizes a binomial model to derive the estimated fair value of those of its warrants that are considered to be liabilities. Key inputs into the model include the fair value of the common stock, in which the Company utilized the actual trading price less a discount for lack of marketability due to the thinly traded nature of the stock, the expected volatility of the stock price, a risk-free interest rate and probability-weighted scenarios with regard to the likelihood of changes to the exercise price of the warrant. Any significant changes to these inputs would have a significant impact to the fair value. The fair value of our common stock reflects a 25% marketability discount given the low trading volume of our common stock. Upon listing on the NASDAQ, and sufficient trading volume, this discount will be eliminated.

The changes in fair value of the warrants are measured at each reporting date and recognized in earnings and classified commensurate with the purpose of issuance. Changes in the fair value of warrants issued for services performed are considered an operating expense and warrants issued in connection with debt are considered other (income) expense. See further discussion in Note 8 to our financial statements for the quarter ended June 30, 2014.

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

On April 10, 2014, the FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently assessing the future impact of ASU No. 2014-08 on its financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements.

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

During the quarter ended June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the identification of a control deficiency described below, management concluded that as of June 30, 2014, our disclosure controls and procedures were not effective.

The material weaknesses in our internal control over financial reporting identified at the end of the quarter ended June 30, 2014, resulted from a deficiency in our financial reporting infrastructure. Due to our recent acquisitions, we lacked the requisite personnel necessary to support our accounting operations as we integrated the systems from the companies we acquired. Management has recently hired a CFO with significant international acquisition integration experience as well as an experienced financial controller to help address this situation.  In addition, the hiring of additional accounting personnel will continue as required to support our general operations as we continue to grow and expand the Company both organically and through acquisition.  The Company has also begun the process of implementing a global ERP system which will enhance the overall finance infrastructure as well as expedite the reporting process.  We believe that these hires and system enhancements will enable us to address any control and procedure issues we may encounter in the future and assist our efforts in correcting the deficiencies identified in each of the first and second quarters of 2014.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As the Company has previously reported on its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 20, 2014, on March 5, 2014, Fontem filed a complaint against us and FIN alleging infringement of U.S. Patents Nos. 8,365,742, 8,375,957, 8,393,331, and 8,490,628 based on the manufacture, use, importation, marketing and/or sale of Victory and FIN disposable and rechargeable electronic cigarettes, FIN cartomizer refill packs, Victory and FIN refill cartridges and Victory replacement rechargeable batteries. On April 8, 2013, Fontem filed an amended complaint additionally alleging infringement of U.S. Patent No. 8,689,805. The case is pending in the United States District Court for the Central District of California, Case No. CV14-1651-GW-MRW. The Company and FIN filed an answer and counterclaims against Fontem on May 15, 2014. The counterclaims seek a declaratory judgment that the Company and FIN have not and do not infringe the asserted patents and that the asserted patents are invalid. Fontem filed an answer to the counterclaims on May 23, 2014. On June 23, 2014 a scheduling conference was held, and case deadlines were set. Our next claim construction hearing is currently scheduled for December 15, 2014. The Company intends to continue to vigorously defend against Fontem’s claims.

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

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. Other than as described above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, or any of our subsidiaries in which an adverse decision could have a material adverse effect upon our business, operating results, or financial condition.

Item 1A.   Risk Factors.

Other than as disclosed below, there have been no changes that constitute a material change from the risk factors previously disclosed in our 2013 Annual Report on Form 10-K filed on March 31, 2014 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 20, 2014.

Our sales and profitability may decline as a result of increasing product costs and decreasing selling prices.

Our business is subject to pressure on pricing and costs caused by many factors, including intense competition, potential constrained sourcing capacity, pressure from consumers to reduce the prices we charge for our products and changes in consumer demand. Additionally, we have shifted our product mix to distributor and wholesaler sales from online sales to consumers. Selling through traditional retail channels involves significantly greater costs than direct sales to consumers in online sales, including those related to distributor and wholesaler margins, logistics costs and inventory carrying costs. These factors may cause us to experience increased costs, reduce our sales prices to consumers or experience reduced sales in response to increased prices, any of which could have a material adverse effect on our financial condition, operating results and cash flows.

We have recorded a significant amount of goodwill, and we may never realize the full value of our intangible assets, causing us to record impairments that may negatively affect our results of operations.

Our total assets include substantial goodwill. As of June 30, 2014, our total assets were $274.2 million, of which $134.3 million consisted of goodwill. The goodwill is primarily associated with our recently completed acquisitions of Vapestick, FIN and MHL. Goodwill represents the excess of the purchase price we paid over the fair value of the net tangible and intangible assets we acquired. Goodwill is recorded at fair value on the date of an acquisition and is reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. We may be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to our performance. These market events could include a decline over a period of time of our stock price, a decline over a period of time in valuation multiples of comparable e-cigarette companies, the lack of an increase in our market price consistent with our peer companies, or decreases in control premiums. A decline in the forecasted results in our business plan, such as changes in our expected growth in our distribution channels, new market entries or decreases in prices or profit margins, could also result in an impairment charge. Recognition of impairments of a significant portion of goodwill would negatively affect our reported results of operations and total capitalization, the effect of which could be material and could make it more difficult to secure financing on attractive terms and meet expectations of our investors. As of June 30, 2014, we recognized goodwill impairment of approximately $9 million related to our FIN reporting unit.

Limitation by states and cities on sales of e-cigarettes may have a material adverse effect on our ability to sell our products in the United States.

Certain states and cities have enacted laws which preclude the use of e-cigarettes where traditional tobacco-burning cigarettes cannot be used and others have proposed legislation that would categorize e-cigarettes as tobacco products, which if enacted, would be regulated in a manner equivalent to their tobacco burning counterparts. For example, San Francisco, California has passed legislation that includes e-cigarettes under its anti-smoking laws, including only allowing the use of e-cigarettes in areas where traditional cigarettes may be smoked and requiring a tobacco permit to sell e-cigarettes. Chicago, Illinois has passed legislation prohibiting the use of e-cigarettes in most public indoor places and requires that e-cigarettes may only be sold from “behind the counter.” New York City has amended its Smoke Free Air Act to ban the use of e-cigarettes anywhere that traditional cigarettes may not be used, such as bars, parks, restaurants and beaches. Similarly, Boston, Massachusetts has banned the use of e-cigarettes in the workplace and restricted the use of e-cigarettes to adults. Additionally, New Jersey, North Dakota and Utah have included bans on the use of e-cigarettes in designated smoke-free areas such as restaurants and bars, and New York has proposed law that will prohibit the sale or provision of any quantity of e-liquid used to fill e-cigarettes or cartridges. Several states and cities are currently considering similar initiatives and if such states and cities pass or further legislate to ban the use of e-cigarettes anywhere the use of traditional tobacco burning cigarettes are banned, e-cigarettes may lose their appeal as an alternative to traditional cigarettes; which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.

Changes in the fair value of financial instruments may result in significant volatility in our reported results.

We have issued convertible notes with certain conversion features and anti-dilution provisions, which we identified as embedded derivatives. We have also issued warrants with provisions that require liability classification. This requires us to “mark to market” or record the derivatives and warrants at fair value as of the end of each reporting period on our balance sheet and to record the change in fair value over the period as a non-cash adjustment to our current period results of operations in our income statement, subjecting our results of operations to greater and potentially significant volatility.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

As of June 30, 2014, the Company was in technical default of its credit agreement with Wells Fargo Bank, National Association, as its wholly-owned subsidiary FIN failed to obtain the minimum EBITDA required pursuant to the credit agreement, which has a triggered a cross-default of the 6% Notes. On August 19, 2014, we entered into a waiver with holders of the 6% from the cross default provisions of such notes that is effective as of June 30, 2014, and will remain in effect until and through September 3, 2014, while we attempt to agree with the Lender on a new EBITDA covenant that will enable FIN to regain compliance with that provision of the Credit Agreement.  We paid $50,000 as consideration for this waiver.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

a) During April 2014, the Company entered into an Advisory Agreement with Fields Texas Limited LLC (“FTX"), to provide various advisory services. William R. Fields, one of our directors, owns 100% of FTX.  Pursuant to the agreement, in the event that FTX provides advice related to operational, strategic and synergistic considerations associated with a merger or acquisition which is closed by the Company, the Company shall pay FTX a fee equal to three percent (3%) of the total purchase price paid when and as received in the same form of consideration used in such transaction.

b) There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD.

Date: August 19, 2014	By:	/s/ Brent David Willis
Brent David Willis
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 19, 2014	By:	/s/ James P. McCormick
James P. McCormick
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

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