Form 10-Q
period 2014-09-30
Electronic Cigarettes International Group, Ltd.
filed 2014-11-20
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

14200 Ironwood Drive
Grand Rapids, Michigan 49544
(Address of principal executive offices) (Zip Code)

(616) 384-3272
(Registrant’s telephone number, including area code)

11335 Apple Drive
Nunica, Michigan 49448
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

The number of shares of the Registrant’s common stock outstanding as of November 18, 2014 is 82,798,282.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD.
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2014

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

 ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	Unaudited
Assets
Current assets:
Cash	$4,332,909	$2,081,963
Accounts receivable, net	4,613,161	112,921
Inventory, net	14,066,234	340,636
Prepaid expenses	2,273,245	42,704
Other current assets	610,629	6,750
Deposits	2,956,834	-
Total current assets	28,853,012	2,584,974
Restricted cash	3,047,023	-
Deferred financing costs, net	2,473,901	-
Deferred offering costs	1,276,697	-
Intangible assets, net	110,569,053	-
Goodwill	140,512,480	-
Property and equipment, net	2,013,323	27,376
Total assets	$288,745,489	$2,612,350

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$16,693,662	$306,200
Income taxes payable	4,161,426	-
Convertible promissory notes	-	650,000
Private placement funds received in advance	-	1,100,000
Due to related party	-	448,166
Current portion of long-term debt	48,066,234	-
Other liabilities	25,705	20,000
Total current liabilities	68,947,027	2,524,366
	.
Warrant liability	47,516,886	16,600,500
Derivative liability	5,720,330	-
Deferred tax liability	9,734,023	-
Long-term debt, net of current portion	-	-
Total liabilities	$131,918,266	$19,124,866

Stockholders' equity (deficit)
Common stock, $.001 par value; 300,000,000 and
100,000,000 shares authorized, 82,493,650 and
53,394,000 shares issued and outstanding at
September 30, 2014 and December 31, 2013, respectively	82,494	53,394
Additional paid-in capital	222,633,015	4,727,138
Accumulated other comprehensive income	(1,519,433)	-
Accumulated deficit	(64,368,853)	(21,293,048)
Total stockholders' equity (deficit)	156,827,223	(16,512,516)
Total liabilities and stockholders' equity (deficit)	$288,745,489	$2,612,350

See accompanying notes to the unaudited condensed consolidated financial statements.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)

	Nine months		Three months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Revenues
Internet sales	$6,815,681	$1,409,946	$3,176,426	$530,333
Retail and wholesale revenues	24,512,489	1,048,297	12,725,481	302,924
Total revenues	31,328,170	2,458,243	15,901,907	833,257

Cost of goods sold	20,829,242	1,118,609	13,610,615	468,290
Gross profit	10,498,928	1,339,634	2,291,292	364,967

Operating expenses
Advisory agreement warrants	$14,817,048	$-	$(38,688,174)	$-
Distribution, marketing and advertising	8,918,718	938,795	2,842,538	351,810
Selling, general and administrative	43,218,480	1,712,871	18,924,176	707,284
Loss on impairment of goodwill	8,966,443	-	-	-
Total operating expenses	75,920,689	2,651,666	(16,921,460)	1,059,094

(Loss) income from operations	$(65,421,761)	$(1,312,032)	$19,212,752	$(694,127)

Other (income) expense
Fair value in excess of proceeds	29,215,500	-	-	-
Warrant fair value adjustment	(26,324,264)	-	(13,867,541)	-
Derivative fair value adjustment	(24,747,626)	-	(20,535,087)	-
Loss on extinquishment of debt	2,161,215	-	2,161,215	-
Interest expense, net	18,130,394	114,280	6,283,111	38,447
(Loss) income before income taxes	$(63,856,980)	$(1,426,312)	$45,171,054	$(732,574)

Income tax (provision) benefit	20,781,175	-	(3,755,652)	-
Net (loss) income	$(43,075,805)	$(1,426,312)	$41,415,402	$(732,574)

Other comprehensive loss	(1,519,433)	-	(4,382,932)	-
Comprehensive (loss) income	$(44,595,238)	$(1,426,312)	$37,032,470	$(732,574)

Net (loss) income per common share:
Basic	$(0.59)	$(0.04)	$0.51	$(0.01)
Diluted	$(0.59)	$(0.04)	$0.41	$(0.01)
Weighted average number of shares outstanding:
Basic	72,825,047	39,615,067	81,224,889	52,224,000
Diluted	72,825,047	39,615,067	100,423,411	52,224,000

See accompanying notes to the (unaudited) condensed consolidated financial statements.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
(Unaudited)

					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	Amount	paid-in capital	deficit	income	equity (deficit)

Balance at December 31, 2013	53,394,000	$53,394	$4,727,138	$(21,293,048)	$-	$(16,512,516)

Issuance of common shares related to Vapestick acquisition	6,595,900	6,596	48,967,962	-	-	48,974,558
Issuance of common shares related to FIN acquisition	10,000,000	10,000	108,590,000	-	-	108,600,000
Issuance of common shares related to Must Have Limited acquisition	2,300,000	2,300	15,522,700	-	-	15,525,000
Issuance of common shares related to Hardwire acquisition	3,000,000	3,000	18,672,000	-	-	18,675,000
Issuance of common shares- April 30, 2014	483,075	483	2,431,078	-	-	2,431,561
Issuance of common shares- June 19, 2014	140,410	140	733,989	-	-	734,129
Issuance of common shares - July 15, 2014	3,178,347	3,178	6,473,858	-	-	6,477,036
Issuance of common shares - July 16, 2014	185,511	186	1,044,706	-	-	1,044,892
Stock based compensation	-	-	3,704,701	-	-	3,704,701
Conversion of debt	1,230,907	1,231	2,075,903	-	-	2,077,134
Exercise of stock options	500,000	500	124,500	-	-	125,000
Exercise of warrants	454,500	455	3,130,408	-	-	3,130,863
Purchase of trademark	10,000	10	134,990	-	-	135,000
Payment of penalty shares, legal fees, and other	1,021,000	1,021	6,299,082	-	-	6,300,103
Net loss	-	-	-	(43,075,805)	-	(43,075,805)
Foreign currency translation	-	-	-	-	(1,519,433)	(1,519,433)
Balance at September 30, 2014	82,493,650	$82,494	$222,633,015	$(64,368,853)	$(1,519,433)	$156,827,223

See accompanying notes to the (unaudited) condensed consolidated financial statements.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	Ended September 30,
	2014		2013
Cash flows from operating activities:
Net loss	$(43,075,805)		$(1,426,312)
Adjustments to reconcile net loss to
net cash (used in) operating activities:
Depreciation expense	495,707		321
Increase in tax deferrals	(24,230,135)		-
Issuance of warrants for advisory fees	13,895,397		-
Amortization of intangible assets	6,949,968		-
Impairment of goodwill	8,966,443		-
Derivative fair value adjustment	(24,747,627)		-
Stock based compensation	3,704,701		3,600
Fair value in excess of proceeds	29,215,500		-
Warrant fair value adjustment	(27,659,450)		-
Bad debt expense	1,709,295		16,616
Gain on conversion of notes	1,632,608		-
Loss on extinguishment of debt	2,161,215		-
Amortization and accretion	9,671,466		9,600
Changes in operating assets and liabilities:
Accounts receivale	(2,037,902)		78,484
Inventory	7,921,652		(24,813)
Other prepaid expenses, deposit, advances	195,643		(40,004)
Other current assets	(3,560,713)		-
Accounts payable and accrued expenses	9,422,081		261,443
Income taxes payable	4,161,426		-
Deferred revenue	-		(17,699)
Other liabilities	5,705		113,626
Net cash (used in) operating activities	(25,202,825)		(1,025,138)

Cash flows from investing activities:
Purchases of property and equipment	(634,615)		(7,858)
Acquisition of businesses, net of cash acquired	(25,935,196)		-
Net cash (used in) investing activities	(26,569,811)		(7,858)
Cash flows from financing activities:
Proceeds from issuance of common stock	30,551,032		2,000,000
Restricted cash	(3,047,023)		-
Deferred financing costs	(4,288,743)		-
Proceeds from exercise of stock options and warrants	3,255,862		-
Advances (repayments) from related party, net	(448,166)		329,296
Revolving line of credit, net	(9,654,322)		(20,641)
Payments on convertible notes	(450,000)		-
Payments on debt	(21,878,303)		-
Proceeds from issuance of debt, net	61,225,000		200,000
Net cash provided by financing activities	55,265,337		2,508,655
Effect of exchange rate changes on cash	(1,241,755)		-
Net change in cash	2,250,946		1,475,659
Cash at beginning of the period	2,081,963		17,438
Cash at end of the period	$4,332,909		$1,493,097
Supplementary Cash Flow Information
Cash paid for interest	$20,287,864		$16,000
Disclosure of Non-Cash Transactions
Purchase of trademark	$135,000		$-
Financing of building	$430,572	$
Conversion of convertible promissory notes	$2,077,134		$-
Payment of penalty shares, legal fees, and other	$6,300,103		$-

See accompanying notes to the (unaudited) condensed consolidated financial statements.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION AND RECENT DEVELOPMENTS

Basis of Presentation

The accompanying condensed consolidated balance sheets of Electronic Cigarettes International Group, Ltd. (formerly Victory Electronic Cigarettes Corporation) and its consolidated subsidiaries, (“ECIG” or the “Company”) as of December 31, 2013, which was derived from the Company’s audited financial statements as of December 31, 2013 and our accompanying unaudited condensed consolidated financial statements as of September 30, 2014 and for the nine and three months ended September 30, 2014 and 2013, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). Our financial condition as of, and operating results for the nine and three-month periods ended, September 30, 2014 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2014.

The Company has significant commitments related to various financial instruments, has experienced recurring losses and has incurred significant expense as of and for the nine months ended September 30, 2014.  The financial instruments, if not converted to equity, may require cash settlement.  In addition, the Company’s acquisition strategy generally requires a cash component and the development of the Company’s infrastructure will require investment. Management believes it will require additional funding through public or private investment, but there can be no assurance that such funding will be available.

Recent Developments

Business Combinations

Vapestick Holdings Limited - On January 9, 2014, the Company completed the acquisition of all of the issued and outstanding ordinary shares of Vapestick Holdings Limited (“Vapestick”) a company incorporated under the laws of England and Wales, pursuant to a share exchange agreement for an aggregate cash payment of £3,500,000 (approximately $5.8 million) and the issuance of 6,595,900 shares of our common stock. The results of Vapestick’s operations have been included in our condensed consolidated statements of operations and comprehensive (loss) income from the date of acquisition. See Note 5.

FIN Electronic Cigarette Corporation, Inc. - On February 28, 2014, the Company completed the acquisition of FIN Electronic Cigarette Corporation, Inc. (“FIN”), a Delaware corporation, for 10,000,000 shares of common stock, an aggregate cash payment of $10 million and $15 million of promissory notes ("the FIN Promissory Notes") that became due 90 days from the date of issuance, on May 29, 2014, and were amended on May 30, 2014. The results of FIN’s operations have been included in our condensed consolidated statements of operations and comprehensive (loss) income from the date of acquisition. See Notes 5 and 7.

Must Have Limited - On April 22, 2014, the Company completed the acquisition of Must Have Limited (“VIP” or "MHL"), an England and Wales incorporated limited company for 2,300,000 shares of the Company’s common stock, GBP £5,345,713.58 (approximately $9 million), $11,000,000 of promissory notes and GBP £6,796,303 (approximately $11.4 million) in respect of VIP’s surplus cash. Additional payments include up to $5 million as an earn-out conditioned upon certain performance and employment conditions. The results of VIP’s operations have been included in our condensed consolidated statement of operations and comprehensive (loss) income from the date of acquisition. See Notes 5 and 7.

Hardwire Interactive Inc. - On July 16, 2014, the Company completed the acquisition of the assets of Hardwire Interactive Inc., a British Virgin Islands company (“Hardwire”) for an aggregate cash payment of $5,000,000, 3,000,000 shares of common stock and the assumption of all of Hardwire’s liabilities relating to or arising out of any assigned contracts, the employment of Hardwire’s employees or the ownership, operation or use of the assets being sold.  See Note 5.

2.	SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
Revenue is derived from product sales and is recognized upon shipment to the customer, when title and risk of loss has passed and collection is reasonably assured. Direct sales to individual customers are recognized within internet sales in the accompanying condensed consolidated statements of operations and comprehensive (loss) income, while all sales to retailers and distributors are recognized within retail and wholesale revenues. Payments received by the Company in advance are recorded as deferred revenue until the merchandise has shipped to the customer.

A significant area of judgment affecting reported revenue and net income is estimating sales return reserves, which represent that portion of gross revenues not expected to be realized. In particular, retail revenue, including e-commerce sales, is reduced by estimates of returns. In determining estimates of returns, management analyzes historical trends, seasonal results and current economic or market conditions. The actual amount of sales returns subsequently realized may fluctuate from estimates due to several factors, including, merchandise mix, actual or perceived quality, differences between the actual product and its presentation in the website, timeliness of delivery and competitive offerings. The Company continually tracks subsequent sales return experience, compiles customer feedback to identify any pervasive issues, reassesses the marketplace, compares its findings to previous estimates and adjusts the sales return accrual and cost of sales accordingly. As of September 30, 2014 and 2013, the Company had a sales return reserve of approximately $0.9 million and $0, respectively, which is included in the allowance for doubtful accounts reserve.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying condensed consolidated financial statements include customer deductions, sales returns, sales discounts, the allowance for doubtful accounts, the reserve for excess and obsolete inventory, stock-based compensation, assumptions used to determine the fair value of warrant liability and embedded derivatives as well as the recoverability of the Company’s net deferred tax assets.

Goodwill
Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired. We review goodwill for impairment at the reporting unit level annually as of November 1 or, when events or circumstances dictate, more frequently. For purposes of goodwill impairment, our reporting units are Vapestick, FIN, VIP, and Hardwire. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount, and if necessary, a two-step goodwill impairment test. Factors to consider when performing the qualitative assessment include general economic conditions, limitations on accessing capital, and changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the two-step goodwill impairment test, the fair value of the reporting unit is determined and compared to the carrying value of the net assets allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all of its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value. In the second quarter of 2014, we recognized goodwill impairment of approximately of $9 million related to our FIN reporting unit. See Note 13.

 Financial instruments
The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value as of September 30, 2014 and December 31, 2013, because of the relatively short maturities of these instruments. The estimated fair values for financial instruments presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying values of the Company’s promissory notes approximate fair value because the underlying instruments are fixed-rate notes based on current market rates and current maturities.

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

Foreign Currency Translation
The Company translates assets and liabilities of its foreign subsidiaries whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. The Company translates revenues and expenses at weighted-average exchange rates for the period. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity (deficit).

Concentration of Credit Risk
The Company supplies products and services and extends credit where permitted by law. Due to its acquisitions, the majority of the Company’s sales are to large retail chains and distributors servicing convenience stores. The Company also generated $20.6 million and $0 of foreign sales, during the nine months ended September 30, 2014 and 2013, respectively.

Restricted Cash
Pursuant to certain debt agreements, the Company is required to maintain a $3 million cash balance that is restricted as to withdrawal.

Accounts Receivable
Accounts receivable are primarily from retail and wholesale customers or third-party internet brokers. Management reviews accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible. An allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends. As of December 31, 2013, the Company expected the amount of any potentially uncollectible receivables to be insignificant; therefore, no allowance for doubtful accounts had been determined necessary by management. As of September 30, 2014 and December 31, 2013, the Company has recorded an allowance for doubtful accounts of $2.9 million and $0, respectively.

Deferred Financing and Offering Costs
The Company capitalizes costs related to the issuance of debt which are included on the accompanying condensed consolidated balance sheet. Deferred financing costs are amortized using a method that approximates the interest method over the life of the related loan and are included as a component of interest expense on the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

Offering costs associated with equity financing transactions are deferred and recorded as charge to additional paid in capital upon completion of the offering.

Stock-based Compensation
Stock-based awards are measured based on the fair value of the award as determined in accordance with GAAP and recognized over the required service or vesting period. The fair value of options and warrants are estimated at the date of grant using a binomial option pricing model.

Sales Returns
Receivables are presented net of allowances for sales returns, discounts, and doubtful accounts. Sales returns are determined based on an evaluation of current market conditions and historical returns experience. Discounts are based on open invoices where trade discounts have been extended to customers.

Income Taxes
Prior to the conversion to a C corporation on March 8, 2013, the Company acted as a pass-through entity for tax purposes. Accordingly, the condensed consolidated financial statements do not include a provision for federal income taxes prior to the conversion. The Company’s earnings and losses were included in the previous members’ personal income tax returns and the income tax thereon, if any, was paid by the members.

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

The Company is subject to U.S. federal, state and local income taxes, and U.K. income taxes that are reflected in its condensed consolidated financial statements. The effective tax rate for the nine months ended September 30, 2014 was 32.7%. The effective tax rate for the nine months ended September 30, 2014 was significantly impacted by the recognition of a deferred income tax benefit realized as a result of deferred tax liabilities that were recorded in the Company’s recent acquisitions as discussed below.

The Company recently completed the acquisitions of FIN, Vapestick and VIP. During the three and nine months ended September 30, 2014, certain measurement-period adjustments were made with respect to certain deferred tax liabilities that were identified to exist on the acquisition date for each of these acquisitions. As a result, deferred tax liabilities have been recorded for the identifiable intangibles acquired in these acquisitions as the amounts are non-deductible for income tax.

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

For the three months and nine months ended September 30, 2014, there was no change to our total gross unrecognized tax benefit. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months.

We evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will be unable to realize some of these deferred tax assets., primarily as a result of losses incurred during our limited history. As a result of this analysis, we project that approximately $10.8 million of our deferred tax assets will not be realizable.  During the three months ended September 30, 2014, we determined that our deferred tax liabilities (relating primarily to the nondeductible intangible assets acquired in the FIN, Vapestick, and VIP acquisitions) would exceed our deferred tax assets.  Since these deferred tax liabilities will generate future taxable income against which our deferred tax assets can be utilized, we determined that a valuation allowance against our deferred tax assets was no longer needed as of September 30, 2014.  Accordingly, we removed a valuation allowance of $7.2 million during the three months ended September 30, 2014, which is reflected as part of our overall effective tax rate for the same period.

Reclassifications
Certain reclassifications have been made to the prior year balances in order to conform to the current year presentation. These reclassifications had no impact on working capital, net (loss) income, stockholders’ equity (deficit) or cash flows as previously reported.

Recent accounting pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU clarifies guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this ASU effective January 1, 2014. The adoption did not have a material change in our financial statement presentation.

In April 2014, the FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently assessing the future impact of ASU No. 2014-08 on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017.  The Company is currently evaluating the impact of this ASU on its financial statements.

3. ACCOUNTS RECEIVABLE, NET

The following table sets forth the components of accounts receivable:

	September 30,	December 31,
	2014	2013
Accounts receivable, gross	$7,527,314	$112,921
Allowance for doubtful accounts, sales returns, and discounts	(2,914,153)	-
Accounts receivable, net	$4,613,161	$112,921

Accounts receivable are primarily from retail and wholesale customers or third-party internet brokers. Management reviews accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible. An allowance for doubtful accounts, sales returns, and discounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends. As of December 31, 2013, the Company expected the amount of any potentially uncollectible receivables to be insignificant; therefore, no allowance for doubtful accounts had been determined necessary by management. As of September 30, 2014, the Company had an allowance for doubtful account, sales returns, and discounts of $2.9 million.

4. INVENTORY, NET

The following table sets forth the components of inventory:

	September 30,	December 31,
	2014	2013
Inventory, gross	$19,927,059	$355,636
Reserve for obsolesence	(5,860,825)	(15,000)
Inventory, net	$14,066,234	$340,636

Inventory, which consists of ready for sale disposable and rechargeable e-cigarettes, batteries, cartomizers and other accessories, is carried at the lower of cost or fair market value. Cost is determined using the first-in, first-out method. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. As of September 30, 2014 and December 31 2013, the Company has recorded a reserve for its estimate of excess and obsolete inventory of $5.9 million and $15,000, respectively.

5. ACQUISITIONS

Vapestick Holdings Limited
On January 9, 2014, the Company completed its acquisition of Vapestick.  The assets and liabilities of Vapestick shown below are based on their acquisition date fair values. The following is the Company’s assignment of the aggregate consideration:

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

Must Have Limited (VIP)
On April 22, 2014, Company completed its acquisition of VIP.  The assets and liabilities of VIP shown below are based on acquisition date fair values. The following is the Company’s assignment of the aggregate consideration:

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

Hardwire Interactive Inc. (Hardwire)
On July 16, 2014, Company completed its acquisition of Hardwire.  The assets and liabilities of Hardwire shown below are based on preliminary estimates of their acquisition date fair values. The following is the Company’s assignment of the aggregate consideration:

Fair Value of Consideration Transferred
Cash	$5,000,000
Issuance of shares of common stock	18,675,000
$23,675,000

Assets Acquired and Liabilities Assumed
Cash	$-
Accounts receivable, net	1,786,232
Inventory, net	987,855
Prepaids and other current assets	290,264
Non-compete agreements	420,000
Customer relationships	6,075,000
Trademark	6,045,000
Total identifiable net assets	15,604,351
Goodwill	8,070,649
Total fair value of consideration	$23,675,000

The acquisition date amounts for Vapestick, FIN, VIP, and Hardwire are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The customer relationships are being amortized over an estimated useful life of 2 to 10 years. Tradenames are being amortized over an estimated useful life of 10 to 15 years. Goodwill is calculated as the excess of the fair value of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as expected future synergies.

The allocation of the purchase price for the Company's acquisition of Hardwire is considered preliminary as the Company is in the process of finalizing the purchase price allocation amounts received from its third party valuation specialist given the proximity of this acquisition to September 30, 2014. The Company is completing the evaluation of opening balance sheet identifiable intangibles, and certain contractual arrangements and tax amounts for Hardwire.

The Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2014 include the results of Vapestick, FIN, VIP and Hardwire since the respective acquisition dates, respectively.  The following table sets forth the unaudited pro forma results of operations assuming that the acquisitions of Vapestick, FIN, and VIP occurred on January 1, 2013:

	Unaudited Pro Forma Information
	Nine Months Ended
	September 30,	September 30,
	2014	2013
Revenue	46,380,060	43,607,866
Income (loss) from operations	(42,326,008)	6,478,959

	Unaudited Pro Forma Information
	Three Months Ended
	September 30,	September 30,
	2014
Revenue	15,901,907	833,257
Income (loss) from operations	45,415,402	(732,574)

6. PRIVATE PLACEMENTS

During the nine months ended September 30, 2014, the Company completed a series of private placement transactions and issued various debt and equity instruments primarily to fund its acquisitions.  Certain of these instruments include detachable warrants and certain have compound embedded derivatives that require bifurcation.  As of September 30, 2014, private placement debt transactions are as follows:

	Face	Carrying	Fair Value of	Fair Value of
	Amount	Amount	Derivatives	Warrants
January Private Placements	$10,284,125	$3,354,022	$1,451,284	$3,090,150
February Private Placements	15,750,000	2,586,206	2,311,927	4,461,900
6% Convertible Notes	15,368,131	13,520,458	1,852,010	n/a
4% Convertible Notes and 4% Exchange Convertible Notes	5,689,473	4,267,093	29,277	n/a
12% Convertible Notes	11,052,632	11,052,632	75,832	177,692
Total	$58,144,361	$34,780,411	$5,720,330	$7,729,742

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

On February 28, 2014, we completed a private offering of $16,050,000 aggregate principal amount of 15% notes (the “February Private Placement” and, together with the January Private Placement, the "15% Convertible Notes")  and warrants to purchase shares of common stock at an exercise price of $5.00 per share for total net proceeds to the Company of approximately $14,919,000 after deducting placement agent fees and other expenses.

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

Conversion Price
The initial conversion price of $5.00 is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the conversion price will be adjusted if the Company issues any equity or convertible debt at a purchase price that is less than the current exercise price, with certain exceptions. The conversion price will also adjust on any subsequent issuance of shares of common stock or common stock equivalents based on a formula intended to maintain the fully diluted percentage ownership on an “if converted” basis. Furthermore, if the Company or any subsidiary thereof sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any of its common stock or any securities which would entitle the holder thereof to acquire at any time its common stock, then the conversion price will be adjusted downward by multiplying it by a fraction, the numerator of which shall be 79,163,999 and the denominator of which shall be the number of fully-diluted shares of our common stock outstanding following such issuance. As of September 30, 2014, as a result of the subsequent issuances of our convertible notes, warrants and shares of our common stock described below, the conversion price of the notes issued in the January Private Placement and February Private Placement is $3.27 per share.

Derivatives
Three embedded features that required bifurcation and separate accounting were identified in the January Private Placement and the February Private Placement and the Company determined these should be bundled together as a single, compound embedded derivative, bifurcated from the host contract, and accounted for at fair value, with changes in fair value being recorded in the condensed consolidated statements of operations and comprehensive loss. The three embedded derivatives were the conversion option, the mandatory default amount and the prepayment clause. The mandatory default amount represents the greater of the (i) as converted value of the note plus accrued interest or (ii) 115% of the outstanding principal and 100% of accrued interest, plus a make-whole amount, which represents interest for the remaining term of the note. The prepayment provision allows the Company to prepay any portion of the outstanding principal amount of the note.

The three embedded features were evaluated together as a single compound derivative to determine the fair value of the derivative.

Warrants
The warrants issued in the January Private Placement and the February Private Placement are exercisable for an aggregate of 5,475,000 shares of the Company’s common stock. The warrants are exercisable for a period of five years from their respective issue dates. The exercise price with respect to the warrants is $5.00 per share, as adjusted from time to time. The initial exercise price and the amount of shares of our common stock issuable upon exercise of the warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the exercise price of the warrants will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than their current exercise price, with certain limited exceptions as further described in the warrant. Furthermore, if the Company or any subsidiary thereof sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any of its common stock or common stock equivalents, then the exercise price for the warrants will be adjusted downward by multiplying it by a fraction, the numerator of which shall be 79,163,999 and the denominator of which shall be the number of fully-diluted shares of our common stock outstanding following such issuance. As of September 30, 2014, as a result of the subsequent issuances of our convertible notes, warrants and shares of our common stock described below, the strike price of the warrants issued in conjunction with the January Private Placement and the February Private Placement is $3.27 per share.

These warrants are considered liabilities and will be recorded at fair value each reporting period with adjustments recorded in the condensed consolidated statements of operations and comprehensive loss.

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

April 2014 Convertible Notes

Overview
On April 22, 2014, we completed a private offering of $24,175,824 (the “First Tranche”) aggregate principal amount of 6% senior convertible notes (the “6% Convertible Notes”) for total net proceeds to the Company of approximately $20,511,200 after deducting original issue discount (9%), placement agent fees and other transaction-related expenses. On June 3, 2014, the 6% Convertible Notes were amended and we issued additional 6% convertible notes in the principal amount of $4,395,604 (the “Second Tranche”) for total net proceeds to the Company of $3,950,000. The third tranche of additional 6% Convertible Notes in the principal amount of $3,596,704 (the “Third Tranche”) was purchased on August 20, 2014 for total net proceeds to the Company of $2,975,000.On October 15, 2014, we and the holder of the 6% Convertible Notes amended the 6% Convertible Notes, and we agreed to issue an additional $5,500,000 principal amount of 6% Convertible Notes for a purchase price of $5,000,000 (the “Fourth Tranche”). The Company used a portion of the proceeds from the Fourth Tranche to fully repay and terminate the credit facility of its subsidiary, FIN Branding Group. The remaining proceeds may be used by the Company to purchase inventory for its subsidiaries FIN Branding Group, LLC and Hardwire Acquisition Company or for other general corporate purposes, other than the repayment of any other indebtedness. The holder of the 6% Convertible Notes have the right at any time and from time to time until August 15, 2015 to purchase additional 6% Convertible Notes in an aggregate principal amount of up to $12,087,913 for an aggregate purchase price of up to $11,000,000. The conversion price of these additional 6% Convertible Notes would be the lower of (i) 115% of the volume-weighted average price of the Company’s common stock on the trading day immediately preceding the date of any purchase of such notes and (ii) the lowest conversion price of any of the outstanding 6% Convertible Notes.

The 6% Convertible Notes are due and accrue interest at a rate of 6% on the aggregate unconverted and outstanding principal amount payable in cash on the last trading day of each month. Beginning on June 30, 2014, and on the last trading day of each calendar month thereafter, the Company shall pay additional interest in cash in the amount of $68,750, which increased to $75,000,  following the closing of the Third Tranche.  Following the closing of the Fourth Tranche, the cash amount to be paid on such trading day is $128,571.

Conversion Price
The 6% Convertible Notes may be converted in whole or in part into shares of common stock at the option of the holders of the 6% Convertible Notes at any time and from time to time into a number of shares of our common stock equal to (x) the “conversion amount” of such notes divided by (y) the conversion price. The conversion amount of any 6% Convertible Note to be converted is equal to the sum of (i) the principal amount of such note, (ii) any accrued and unpaid interest with respect to such principal, (iii) any accrued and unpaid late charges with respect to such principal and interest and (iv) the Make-Whole Amount. Following the closing of the Fourth Tranche, the conversion price with respect to (i) the First Tranche, the Second Tranche and the Third Tranche is $3.42 and (ii) the Fourth Tranche is $4.73, in each case as adjusted from time to time. The conversion prices for the 6% Convertible Notes are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, should the Company issue any common stock at, or should the exercise or conversion price of any previously issued option, warrant convertible security be adjusted to, a purchase price that is less than the current exercise price of the 6% Convertible Notes, the conversion price of the 6% Convertible Notes will be adjusted to 115% of such lower purchase price with certain limited exceptions. Furthermore, should the Company complete an underwritten public offering of a minimum of $25 million, the conversion price would reset to the price that is equal to 115% of the volume weighted average price (“VWAP”) of our common stock of the Company’s shares of common stock on the trading day immediately following the pricing of such public offering should that price be lower than the conversion price then in effect.

“Make-Whole Amount” means an amount in cash equal to all of the interest that would have accrued with respect to the applicable principal amount of 6%  Convertible Notes being converted or redeemed for the period commencing on the applicable redemption date or conversion date and ending on December 15, 2016.

Prepayments and Redemptions
The 6% Convertible Notes may not be prepaid by the Company in whole or in part at any time. The Company must prepay $12,000,000 of the principal amount of the 6% Convertible Notes, plus any accrued and unpaid interest thereon, between 15 days and 30 days following the issue date, which the Company has paid. During May 2014, the holders could require the Company to redeem up to $800,000 of the outstanding principal amount (plus accrued and unpaid interests thereon), and commencing June 1, 2014 through December 31, 2014, the holders could require the Company to redeem up to $1,000,000 of the outstanding principal amount (plus accrued and unpaid interest thereon and the Make-Whole Amount) per calendar month. Per requests from the holder of the 6% Convertible Notes, we redeemed $800,000 in May 2014 and $1,000,000 in each of June 2014, July 2014, August 2014 and September 2014. Between November 15, 2014 and December 31, 2014, the holders of the 6% Convertible Notes can also require the Company to redeem up to an additional $2,000,000 of the principal amount of the 6% Convertible Notes, plus any accrued and unpaid interest thereon and the Make-Whole Amount. Commencing on January 1, 2015, the Purchaser has the right to require the Company to redeem up to $2,000,000 of principal amount of the 6% Convertible Notes, plus any accrued and unpaid interest thereon and the Make-Whole Amount, per calendar month. On or before October 19, 2014, the Company was required to prepay an additional $1,000,000 of the principal amount of the 6% Convertible Notes, plus any accrued and unpaid interest thereon and the Make-Whole Amount, which it paid. The holders have the right, in the event of a change of control, to require the Company to redeem all or portions of the 6% Convertible Notes, in exchange for cash equal to 107.5% of the principal amount redeemed plus all accrued and unpaid interest and late charges.

Collateral
As security for all of the Company’s obligations under the 6% Convertible Notes and related documents executed in connection with the Offering: (i) MHL granted a guarantee in favor of the holders of the 6% Convertible Notes supported by a first priority security interest in all of MHL’s assets and (ii) the Company granted such holders a first priority security interest in all of the shares owned by the Company in MHL following the acquisition of MHL. Additionally, the Company is required to maintain a $3 million cash balance that is restricted as to withdrawal, which may be used for redemptions upon instruction from the holders. Additionally, on October 15, 2014, the Company and its subsidiaries VCIG LLC, FIN Branding Group, LLC and Hardwire Acquisition Company entered into a pledge and security agreement pursuant to which the Company pledged the equity interests of such subsidiaries to the holders of the 6% Convertible Notes and each of such subsidiaries granted a security interest in all of its assets to the holders of the 6% Convertible Notes to secure all obligations of the Company under the 6% Convertible Notes. In addition, each of such subsidiaries guaranteed the Company’s obligations under the 6% Convertible Notes. Approximately $2.6 million of the gross proceeds from the Fourth Tranche was deposited into a lockbox account over which the holders of the 6% Convertible Notes have a first priority security interest. The Company may withdraw funds from such account to purchase inventory for FIN Branding Group, LLC and Hardwire Acquisition Company with the prior consent of the holders of the 6% Convertible Notes.

Certain Covenants
The Company has agreed, subject to certain limited exceptions, not to, and to cause each of VCIG LLC, Must Have Limited, FIN Branding Group, LLC and Hardwire Acquisition Company (collectively, the “Subsidiaries”) not to, (i) pay any dividend on or repurchase any of its capital stock or rights to purchase capital stock or repay or purchase any subordinated debt, (ii) repay any principal under any indebtedness (other than the 12% Convertible Notes at any time on or after November 17, 2014) other than with net proceeds from the sale of equity securities of the Company or (iii) pledge any of its assets. The Company also agreed, subject to certain limited exceptions, (i) not to cause or permit any of the Subsidiaries to incur any debt or guarantee any indebtedness or to transfer any of its assets or issue or sell any equity interests and (ii) not to take any action, or fail to take any action, that could materially diminish the business of any of the Subsidiaries or divert the business of any of the Subsidiaries to any other person. The Company has also agreed to cause its subsidiary VIP to maintain a minimum EBITDA of $900,000 each month.

Events of Default

The 6% Convertible Notes include the following events of default, among others: (i) a default in the payment of interest or principal when due, which default, in the case of an interest payment, is not cured within three trading days; (ii) failure to comply with any other covenant or agreement contained in the notes after an applicable cure period; (iii) the occurrence of any default under, redemption of, or acceleration prior to the maturity of any indebtedness (but excluding any indebtedness arising out of the 6% Convertible Notes) (after giving effect to any applicable cure period) of the Company or its subsidiaries; (iv) failure to pay any other obligation of the Company that exceeds $50,000 and causes such obligation to become due and payable earlier that would otherwise become due; (v) the Company or any Significant Subsidiary (as such term is defined in Rule 1-02(w) of Regulation S-X) shall be subject to a bankruptcy or liquidation event; (vi) a judgment for payment of money exceeding $100,000 in the case of MHL and exceeding $1,000,000 in the case of the Company and any of its subsidiaries (other than MHL) remains unvacated, unbonded or unstayed for a period of 30 calendar days; (vii) our common stock is not be eligible for listing on a national exchange or the OTC Bulletin Board; or (viii) failure to have any registration statement declared effective, or the lapsing of such registration statement, by certain deadlines pursuant to the registration rights agreement entered into between the note holders of the 6% Convertible Notes and the Company.

If any event of default occurs, the outstanding principal amount of the notes, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash in the sum of (a) 110% of the outstanding principal amount of the notes and accrued and unpaid interest thereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the notes. After the occurrence of any event of default that results in the acceleration of the notes, the interest rate on shall accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law.

As of June 30, 2014, the Company was in technical default of the Credit Agreement as FIN failed to obtain the minimum EBITDA required pursuant to the Credit Agreement, triggering a cross-default of the 6% Convertible Notes. On August 25, 2014, we entered into a waiver with holders of the 6% Convertible Notes from the cross default provisions of such notes. The waiver was effective as of June 30, 2014, and remained in effect through September 2, 2014, at which time we amended our Credit Agreement, waiving the default. We paid $50,000 as consideration for this waiver.

Derivatives
Five embedded features that required bifurcation and separate accounting were identified in the 6% Convertible Notes and the Company determined these should be bundled together as a single, compound embedded derivative, bifurcated from the host contract, and accounted for at fair value, with changes in fair value being recorded in the condensed consolidated statements of operations and comprehensive loss. The five embedded derivatives were the conversion option, the mandatory default amount, the fundamental transaction redemption right, the “stock on” provision and the dividend rights. The mandatory default amount represents the greater of the (i) as converted value of the note plus accrued interest or (ii) 110% of the outstanding principal and 100% of accrued interest. The fundamental transaction redemption right represents 107.5% of the outstanding principal and 100% of accrued and unpaid interest. The “stock on” provision represents the number of shares of common stock equal to the quotient of the applicable redemption amount and 90% of the arithmetic average of each of the five lowest daily VWAPs for the common stock. The dividend rights represent the right to receive dividends paid and distributions made to holders of common stock to the same extent as if the holders of the 6% Convertible Notes had converted the 6% Convertible Notes into common stock.

The five embedded features were evaluated together as a single compound derivative to determine the fair value of the derivative.

May 2014 Convertible Notes

Overview
On May 30, 2014, the Company completed a private offering for total net proceeds to the Company of $2,000,000 after deducting placement agent fees and other expenses, which proceeds we used for general working capital. Pursuant to a securities purchase agreement with the purchaser, the Company issued to the purchaser $2,105,263 principal amount of 4% original issue discount convertible promissory notes (the “4% Convertible Notes”). Additionally, on May 30, 2014, we exchanged $3,625,000 principal amount of FIN Promissory Notes plus $375,000 of accrued interest with a holder of a portion of our FIN Promissory Notes, for $4,210,526 principal amount of another series of 4% original issue discount convertible promissory notes (the “4% Exchange Convertible Notes”).

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

Conversion Price
The 4% Convertible Notes and the 4% Exchange Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 4% Convertible Notes or the 4% Exchange Convertible Notes shall equal: (i) the principal amount of the note to be converted (plus accrued interest and unpaid late charges, if any) divided by (ii) a conversion price of $6.00, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, subject to certain limited exceptions, if the Company issues any common stock or warrants or convertible debt entitling any person to acquire common stock at a per share purchase price that is less than the conversion price for the notes, such conversion price will be adjusted to that lower purchase price with certain limited exceptions. Also, the conversion price of the notes will be adjusted if the closing bid price for the Company’s common stock on November 26, 2014 is below the conversion price, in which case the original conversion price will automatically adjust to 70% of the lowest VWAP in the 15 trading days prior to such date. As of September 30, 2014, the conversion price for the 4% Convertible Notes and the 4% Exchange Convertible Notes was $5.83.

Derivatives
Four embedded features that required bifurcation and separate accounting were identified in the 4% Convertible Notes and the 4% Exchange Convertible Notes and the Company determined these should be bundled together as a single, compound embedded derivative, bifurcated from the host contract, and accounted for at fair value, with changes in fair value being recorded in the condensed consolidated statements of operations and comprehensive loss. The four embedded derivatives were the conversion option, the mandatory default amount, the amortization conversion rate and the prepayment clause. The mandatory default amount represents 130% of the outstanding principal and accrued interest, plus a make-whole amount, which represents interest for the remaining term of the note. The Company has the option to make monthly payments in shares at the amortization conversion rate, which is 82.5% of the lowest VWAP. The prepayment provision allows the Company to prepay any portion of the outstanding principal amount of the note. The four embedded features were evaluated together as a single compound derivative to determine the fair value of the derivative.

Common Stock, Warrants

During the nine months ended September 30, 2014, the Company issued common stock and over-allotment rights.  At issuance the proceeds were allocated based upon the fair value of the warrants.  As of and for the nine months ended September 30, 2014, amounts related to these transactions are as follows:

			September 30, 2014
	Common	Equity	Fair Value of
	Stock	Proceeds	Warrants and Options
April 30, 2014	483,075	$2,431,561	$87,521
June 19, 2014	140,410	734,129	25,830
July 15, 2014	3,178,347	6,477,036	10,964,374
July 16, 2014	185,511	1,044,892	31,025
Total	3,987,343	$10,687,618	$11,108,750

On April 30, 2014, June 19, 2014 and July 16, 2014 we completed "best efforts" private offerings of 808,996 units, each unit consisting of (i) one share of our common stock and (ii) a warrant to purchase 1/4 share of our common stock, or a total of 808,966 shares of our common stock and warrants to purchase 202,244 shares of our common stock, at a price of $6.50 per unit to accredited investors for total net proceeds to the Company of $4,732,623 after deducting placement agent fees and other expenses.

On July 15, 2014, the Company completed a private offering with Man FinCo Limited, a company incorporated as an offshore company under the regulations of the Jebel Ali Free Zone Authority (”Man FinCo”) for total gross proceeds to the Company of $20,000,000. The Company paid placement agent fees and other expenses in the form of 215,384 shares of common stock and warrants to purchase 118,519 shares of common stock at an exercise price of $6.75 per share. In the offering, the Company issued 2,962,963 shares of our common stock at a purchase price of $6.75 per share or $20,000,000 in the aggregate. In the event that the Company sells shares of Common Stock in a public offering at a price of less than $7.94, then the Company shall issue to Man FinCo such additional number of shares of Common Stock equal to (i) $20,000,000 divided by the public offering price multiplied by 0.85 (the “Reset Price”) less any shares initially issued to Man FinCo.  Additionally, the Company granted to Man FinCo an option (“over-allotment rights”) to purchase an additional number of shares of common stock as is derived by dividing $40,000,000 by the lower of $6.75 and the Reset Price.  The fair value of the over-allotment rights was based on a binomial model with the following assumptions: risk free interest rate – 1.74%, volatility – 37%, expected term – 5 years, expected dividends– N/A. The Company recorded a $13.5 million derivative liability in connection with this over-allotment rights.  The Company accounts for the over-allotment rights as a liability measured at fair value based on its nature as a free-standing instrument with variability in both the exercise price and shares to be issued.

This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations.

Warrants
The warrants issued in the April 30, 2104, June 19, 2014 and July 16, 2014 offerings are exercisable for a period of five years from their issue dates. The exercise price with respect to the warrants is $6.50 per full share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the exercise price of the warrants will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than their current exercise price for two years following the issuance date, with certain limited exceptions. As of September 30, 2014, pursuant to the adjustment provision contained in the warrants, the exercise price of the warrants issued in the offerings adjusted to $5.83 per share and the number of shares issuable upon exercise of the warrants increased to 225,486 shares of common stock. The fair value of the warrants was based on a binomial model with the following assumptions: risk free interest rate – 1.72%, volatility – 36%, expected term – 5 years, expected dividends– N/A. The Company accounts for the warrants to purchase 46,374 shares of common stock as a liability remeasured at fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations.

Registration Rights Agreements
In connection with certain private offerings, the acquisitions of Vapestick, FIN and VIP and our purchase of the Hardwire assets, we granted registration rights to the purchasers of the 15% Convertible Notes and related warrants, the 6% Convertible Notes and related warrants, the units offered in our April 30, 2014, June 19, 2014 and July 16, 2014 offerings, and the shares issued in our July 15, 2014 offering and to the FIN Shareholders, the MHL Shareholders, the sellers of the Hardwire assets and certain Vapestick Shareholders. In connection with the completion of our offering of our 15% Convertible Notes in February 2014, we agreed to amend all of the financing documents, including the registration rights agreement, for those note holders who had purchased the 15% Convertible Notes in January 2014, to match any updated terms in the February documents.

Pursuant to the registration rights agreements, we agreed to register all of the shares of our common stock (i) underlying the notes, warrants, units and shares referred to above and (ii) issued to the FIN Shareholders, the MHL Shareholders, the sellers of the Hardwire assets and certain Vapestick Shareholders in connection with our acquisitions of Vapestick, FIN and VIP and purchase of the Hardwire assets (such shares, the “Registrable Securities”) on a registration statement filed with the SEC by certain dates ranging from April 26, 2014 to July 9, 2015 (and in the case of the units, by 90 days following the listing of our common stock on the Nasdaq Stock Market), and to cause such registration statement to be declared effective under the Securities Act within 90 days following such filing date. However, if the Company is involved in an underwritten public offering and the underwriters do not approve the inclusion of the Registrable Securities in such offering, the date by which the registration statement must be filed may be delayed until 45 days (and in the case of shares issued in our July 15, 2014 offering and to the sellers of the Hardwire assets, 90 days) following the effectiveness date of the registration statement for the underwritten public offering. In addition, no holder of registration rights will be allowed to include its Registrable Securities on a registration statement until any registration rights granted prior to the date such holder’s registration rights were granted have been satisfied other than the shares issued in our July 15, 2014 offering for which we agreed to register such shares no later than January 15, 2015 notwithstanding anything to the contrary stated above.

If, at any time after the date when a registration statement is required to be declared effective until all the Registrable Securities (i) have been sold or (ii) may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144, there is not an effective registration statement covering all of the Registrable Securities and the Company files a registration statement relating to an offering for its own account or the account of others of any of its equity securities, other than on Form S-4 or Form S-8 (each as promulgated under the Securities Act), then each FIN Shareholder or MHL Shareholder or Hardwire seller or purchaser of the 15% Convertible Notes, 6% Convertible Notes, the units or the shares referred to above shall have the right, subject to any applicable underwriter approval rights, to include all or any part of its respective Registrable Securities in such registration statement.

If the Company does not file a registration statement covering the Registrable Securities and have it declared effective within the applicable timeframes described above, the Company is required to pay partial liquidated damages in cash to each holder of registration rights in the amount equal to (i) in the case of the FIN Shareholders, the MHL Shareholders and the Hardwire sellers, 2% of the value of the shares received by such shareholders on the closing date of the respective acquisition or (ii) in the case of the purchasers of the 15% Convertible Notes, the 6% Convertible Notes, the units or the shares, 2% of the purchase price paid for such instrument then owned by such purchaser, for each 30-day period for which the Company is non-compliant. The Registrable Securities have not been included for registration in the Company’s currently proposed public offering. Accordingly, no liquidated damages are currently applicable.

7. DEBT

 As of September 30, 2014 and December 31, 2013, debt is as follows:

	September 30,	December 31,
	2014	2013
January Private Placements	$3,354,022	$-
February Private Placements	2,586,206	-
6% Convertible Notes	13,520,458	-
4% Convertible Notes and 4% Exchange Convertible Notes	4,267,093	-
12% Convertible Notes	11,052,632	-
VIP Seller Notes	11,000,000	-
Line of Credit	1,594,497	-
Note Payable - Building	430,572	-
Trade Loan	260,754	-
Convertible Promissory Note	-	650,000
	48,066,234	650,000
Less current portion	(48,066,234)	(650,000)
Total long-term debt	$-	$-

 The January and February 2014 Private Placements
As discussed in Note 4, the notes issued in the January Private Placement and the February Private Placement are due on the first anniversary of their respective issuance dates if not converted prior to the maturity date and accrue interest at a rate of 15% on the aggregate unconverted and outstanding principal amount, payable in cash on a quarterly basis. The carrying value of the notes issued in each of the January Private Placement and February Private Placement represents the accreted value from the date of issuance to September 30, 2014 given the full allocation of the proceeds to the fair value of the warrants issued and the fair value of the embedded derivatives.

6% Convertible Notes, 4% Convertible Notes, and 4% Exchange Convertible Notes
The 6% Convertible Notes are due on December 15, 2016 if not converted prior to the maturity date.  The 4% Convertible Notes and 4% Exchange Convertible Notes are due on November 30, 2015 if not converted prior to the maturity date.

12% Convertible Notes
On July 17, 2014, the Company exchanged the remaining $10,500,000 outstanding principal amount of FIN Promissory Notes with the holders of such notes, for 5% original issue discount convertible promissory notes in the aggregate principal amount of $11,052,632 (the “12% Convertible Notes”) and warrants to purchase an aggregate of 807,692 shares of our common stock.  The Company recognized a loss of $2,161,215 equal to the difference between the carrying value of the old promissory notes and the fair value of the new promissory notes and warrants. In connection with the issuance of these convertible promissory notes, the terms of the convertible notes included embedded conversion features which provided for a conversion of the convertible promissory notes into shares of common stock at a rate which was determined to be variable. We determined that the conversion feature was an embedded derivative instrument. The fair value of other embedded derivative features (i.e. make-whole provision) were not considered material. The fair value of the warrants was based on a binomial model with the following assumptions: risk free interest rate – 1.73%, volatility – 36%, expected term – 5 years, expected dividends– N/A. The Company accounts for the warrants to purchase 807,692 shares of common as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the conversion option was based on a binomial model with the following assumptions: risk free interest rate – 0.15%, volatility – 29%, expected term – 1 year, expected dividends– N/A. The fair value of the debt exclusive of the embedded derivatives approximated the principal amount as of the date of this transaction.  Accordingly, the Company classifies the conversion option as a derivative liability at its fair value and adjusts the instrument to fair value at each reporting period. This derivative liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations.

VIP Seller Notes
In April of 2014, we issued $11,000,000 worth of notes to the former shareholders of VIP as part of our acquisition of VIP. The notes mature at the earlier of December 13, 2014, the day the Company first trades it shares of common stock on certain listed exchanges (including the NYSE Market, the Nasdaq Capital Market, the Nasdaq Global Select Market, the Nasdaq Global Market or the New York Stock Exchange) or the Company completes an underwritten public offering of a minimum of $40 million. Beginning 120 days following the date of issuance, the promissory notes will accrue interest at a rate of 10% per annum.

Line of Credit
In conjunction with the FIN acquisition, the Company assumed a credit agreement expiring on December 31, 2015 which provides for a revolving credit and/or letter of credit commitment in the maximum combined amount of $20 million. The amount of credit to be provided is additionally limited to a specified percentage of eligible receivables and eligible finished goods and in-transit inventory. All collections of accounts receivable are required to be applied to reduce any revolving credit balance outstanding. The interest rate is the daily three month LIBOR plus a margin of 3% and at September 30, 2014 was 3.23%. The credit agreement includes a subjective acceleration clause and a lockbox arrangement; accordingly, amounts outstanding have been included as a current liability in the condensed consolidated balance sheets.

The Company is obligated to comply with a number of covenants that include financial reporting, weekly collection reports, debt service and EBITDA coverage.

Debt Conversions
At various dates in the third quarter of 2014, the debt holders converted $840,875 and $300,000 of the notes issued in each of the January Private Placement and February Private Placement, respectively, into 346,351 common shares.

Interest Expense
Interest expense for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Nine Months Ended		Three Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Accretion of and interest on convertible notes	$10,930,973	$-	$5,231,853	$-
FIN PromissoryNotes	757,136	-	102,111	-
FIN Penalty Shares	3,224,813	-	-	-
Other	3,217,472	114,280	3,110,362	38,447
	$18,130,394	$114,280	$8,444,326	$38,447

The payment of 1,021,000 penalty shares (the "FIN Penalty Shares") during the quarter ended September 30, 2014 is due to late repayment of the FIN Promissory Notes.

Mortgage Note
In September 2014, the Company purchased for $530,000 land and a building to house the Company’s operations and executive office.  As a result of this purchase, the Company financed $430,572 of the purchase price (“Mortgage Note”).  The 8.5% Mortgage Note is due on December 31, 2014 with interest and principal to be paid monthly.

8. RELATED PARTY TRANSACTIONS

The Company, through the acquisition of Vapestick, became a party to a distribution agreement with MPL Ltd. (“MPL”). Under the terms of the agreement, MPL is licensed to act as the manufacturer, importer and distributor for Vapestick products for specified retailers in return for a royalty payment. Either party may terminate the agreement after January 1, 2016 on six months prior notice and the satisfaction of certain conditions. The Chief Executive Officer of MPL is related to the Company’s President-International. Royalties for the nine months ended September 30, 2014 and 2013 were $101,000 and $0, respectively.

The Company, through the acquisition of Vapestick, became a party to a supplier agreement with Internet Marketing Hub Ltd. (“IMH”). Under the terms of the agreement, IMH provides the labor and expertise for the design, development and maintenance, including search engine optimization for internet marketing on the websites: www.vapestick.co.uk and www.electroniccigarettedirect.co.uk. The Company’s President-International is a 50% owner of IMH. Pursuant to the terms of the agreement Vapestick will pay £15,000 ($24,300 as of September 30, 2014) for each month during which the agreement continues, and will pay an additional £10,000 ($16,200 as of September 30, 2014) per month for each month during the whole of which the Vapestick website is found at all times on page 1 of Google UK’s organic search listings, following a search of Google UK only, using only the key phrase “electronic cigarette”. Total costs incurred under this agreement were $209,000 and $0 for the nine months ended September 30, 2014 and 2013, respectively.

On December 30, 2013, the Company entered into a comprehensive partnership agreement with Fields Texas Limited LLC’s affiliate, E-Cig Acquisition Company LLC (“Fields Texas”), which is partially owned by one of the Company’s directors. Pursuant to the agreement, if Fields Texas facilitates a merger or acquisition, strategic partnership, joint venture, licensing or similar transaction, we will pay Fields Texas a one-time fee equal to 5% of the purchase price paid in the same form of consideration as used in the transaction. For the nine months ended September 30, 2014, amounts due under this agreement included a $200,000 development fee and $500,000 related to the acquisition of FIN of which all amounts have been paid.

On April 28, 2014, the Company entered into an Advisory Agreement with Fields Texas Limited LLC (“FTX”), which is owned by one of the Company’s directors. According to the Advisory Agreement, in the event FTX provides advice related to operational, strategic and synergistic considerations associated with a merger or acquisition which is closed by the Company, which Fields Texas is not receiving a 5% facilitation fee for, the Company shall pay FTX a fee equal to three percent (3%) of the total purchase price paid. The agreement was terminated on September 4, 2014. During the nine months ended September 30, 2014, the Company recorded an expense $600,000 related to this agreement.

As of September 30, 2014 warrants outstanding with Fields Texas (including warrants issued to William Fields) are as follows (see also Note 6):

	Original Issue Warrants	Additional Anti-Dilution Warrants	Warrant Liability	Loss (Gain) on fair value adjustment

December 31, 2013	7,075,000	-	$16,600,500	$-
Fair value adjustment	-	-	(6,907,750)	(6,907,750)

Issued:
Anti-dilution	-	12,171,701	18,928,747	18,928,747
Advisory services	500,000	357,633	540,309	540,309
Advisory services	69,000	-	110,400	110,400

Exercised:
April 2014	(631,238)	-	(3,118,313)	-
Terminated:
Advisory services	(69,000)	-	(110,400)	(110,400)

September 30, 2014	6,943,762	12,529,334	$26,043,493	$12,561,306

As of December 31, 2013, stockholders of the Company had loans outstanding to us totaling $448,166. Such amounts, including accrued interest of $115,078, were paid on January 31, 2014.

In September 2013, the Company moved its operations from Ballground, Georgia to Nunica, Michigan and entered into a month-to-month agreement with a company related to the Chief Executive Officer to provide office and warehouse facilities, as well as administrative services to include a call center, order fulfillment, purchasing, inventory management and accounting for a monthly fee of approximately $21,000 per month.  The contract was terminated during September 2014.

The Company incurred expenses for approximately $425,000 of various services from Triangle CRM and Triangle Fulfillment ("Triangle") during the quarter ended September 30, 2014.  A former Hardwire executive who is currently an employee of the Company has an ownership interest in Triangle.

9. STOCK BASED COMPENSATION

Stock options
The following table summarizes stock option activity for the nine months ended September 30, 2014:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
Stock Options	Shares	Price	(in years)	Value
Balance at January 1, 2014	10,100,000	$0.480
Granted	2,100,000	5.150
Exercised	(500,000)	0.250
Forfeited	(3,087,500)	0.360
Balance at September 30, 2014	8,612,500	$1.660	4.02	$28,448,000
Vested and exercisable at September 30, 2014	4,462,500	$0.670	3.75	$19,171,000

On August 19, 2014, a consultant, was granted 2,100,000 stock options exercisable for common shares of the Company expiring December 31, 2015 and immediately vested. The fair value of the award amounted to $2,058,000 and was based on a Black-Scholes option pricing model with the following assumptions: risk free interest rate – 1.59%, volatility – 37%, expected term – 5 years, expected dividends– N/A.

Restricted stock
On July 1, 2014, James P. McCormick, the Chief Financial Officer, was granted 1,000,000 restricted shares of the Company.  The fair value of the award amounted to $6,383,000 and was based upon the closing price of the Company’s stock on the date of grant taking into account a 25% discount for lack of marketability. These restricted shares were originally scheduled to vest one third on October 31, 2014, one third on January 1, 2015 and one third on January 1, 2016.  On October 29, 2014, the Company modified the terms of this award by extending the vesting dates as follows: one third on April 1, 2014, one third on January 1, 2016 and one third on April 1, 2016. Unrecognized stock compensation related to this grant amounted to $3,391,000 as of September 30, 2014. The Company determined this modification did not change the expectation that the award will ultimately vest. Therefore, the unrecognized stock based compensation cost on the date of the modification will be amortized on a straight line basis over the remaining expected term of this award.

10. COMMITMENTS AND CONTINGENCIES

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with the applicable accounting literature. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. Certain insurance policies held by the Company may reduce the cash outflows with respect to an adverse outcome on certain of these litigation matters. The Company does not believe it is reasonably possible that any of these matters will have a material adverse effect on the Company’s condensed consolidated financial position, results of operations and cash flows.

11. WARRANTS AND OVER ALLOTMENT RIGHTS

On December 30, 2013, warrants were issued pursuant to an agreement with Fields Texas. Pursuant to the terms of the Fields Texas warrant agreement, the strike price as of September30, 2014 was adjusted to $3.27. During the nine months ended September 30, 2014, 8,130,813 warrants were issued in connection with the January Private Placement and February Private Placement and 511,465 additional warrants were issued to placement agents for advisory services. The warrants issued in connection with each of the January Private Placement and February Private Placement contain a provision which could adjust the strike price based on certain future events and are thus considered to be liabilities. As of September 30, 2014, warrants outstanding are as follows:

				(Loss)/gain recognized
		Warrants	Warrant Liability	on fair value adjustment
December 31, 2013		7,075,000	$16,600,500 (1)
	Fair value adjustment	-	(6,907,750)	$(6,907,750	)(3)
			9,692,750
Issued:
	Fields Texas	13,098,333	19,579,455 (2)	19,579,455	(4)
	Other advisory warrants	4,108,366	2,702,457	2,404,428	(4)
	Private Placements	5,475,000	7,552,050	(23,435,850	)(5)
	Warrants issued with convertible note	807,692	177,692	48,462
	Warrants issued with common stock	9,868,693	11,041,193	(2,755,542)
Exercised:
	Fields Texas	(631,238)	(3,118,313)	-
Terminated
	Advisory	(69,000)	(110,400)	(110,400)
	September 30, 2014	39,732,846	$47,516,885	$(11,177,197)

(1)	Warrants as of December 31, 2013 represent warrants issued to Fields Texas pursuant to a strategic partnership agreement.
(2)	Additional warrants represent 12,171,701 warrants issued pursuant to the anti-dilution provisions of warrants issued during 2013, and 857,633 warrants issued for 2014 advisory services.
(3)
Includes $379,159 related to warrants issued to William Fields pursuant to his role as a director of the Company included in selling, general and administrative expense and $7,286,909 included in advisory agreement warrant expense in the accompanying statements of operations and comprehensive (loss) income.

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

Included in Note 14 are the fair value adjustments related to the advisory agreement warrants, the warrants issued in connection with the 2014 Private Placements and the warrants issued to William Fields as follows:

Advisory agreement warrants	$14,817,048
Warrants issued with private placements	(26,324,264)
Selling, general, and administrative	330,019
$(11,177,197)

A binomial model is used to compute the fair value of the warrants. In order to calculate the fair value of the warrants, certain assumptions are made regarding components of the model. As of September 30, 2014, significant assumptions include the estimated $3.66 fair value of the underlying common stock, the risk-free interest rate ranging from 1.53% to 1.74% and volatility of 37%. Changes to the assumptions could cause significant adjustments to the valuation.

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

12. EARNINGS PER SHARE

The following table represents a reconciliation of basic and diluted earnings per share:

	Nine Months Ended	Three Months Ended
	September 30,	September 30,
	2014	2014
Net income (loss) used in the computation of basic and diluted earnings per share	$(43,075,805)	$41,415,402

Weighted average shares outstanding - basic	72,825,047	81,224,889
Options and warrants	-	4,361,956
Unissued restricted stock	-	452,801
Convertible debt	-	14,383,765
Total weighted average shares outstanding - diluted	72,825,047	100,423,411

Per Share Data:
Basic
Net earnings	$(0.59)	$0.51
Diluted
Net earnings	$(0.59)	$0.41

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be antidilutive. Common stock equivalents, that were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented, are as follows:

	Nine Months Ended	Three Months Ended
	September 30, 2014	September 30, 2014
Stock Options	7,055,505	7,804,808
Warrants	14,384,450	16,498,480
Convertible debt	10,073,921	14,383,765
Total antidilutive common stock equivalents
excluded from dilutive earnings per share	31,513,876	38,687,053

13. GOODWILL AND INTANGIBLES

During the nine months ended September 30, 2014, we completed the acquisitions of Vapestick, FIN, VIP, and Hardwire. As a result of these acquisitions, we recorded goodwill and intangible balances. A summary of changes in our goodwill and other intangible assets for the nine months ended September 30, 2014 is as follows:

Goodwill/Intangible	Net Balance as of December 31, 2013	Additions	Translation Adjustment	Loss on Impairment of Goodwill	Amortization	Net Balance as of September 30, 2014
Goodwill	$-	$149,481,534	$(2,611)	$(8,966,443)	$-	$140,512,480
Tradename	-	44,036,000	(13,648)	-	(1,710,135)	42,312,217
Customer Relationships	-	71,318,000	(13,200)	-	(4,618,141)	66,686,659
Domain Name and Website	-	1,235,000	(1,276)	-	(54,396)	1,179,328
Non-Competes	-	420,000	-	-	(29,151)	390,849
	$-	$266,490,534	$(30,735)	$(8,966,443)	$(6,411,823)	$251,081,533

Impairment

We incurred a $9.0 million loss on impairment of goodwill in the three-month period ended June 30, 2014. We test for impairment during any reporting period if certain triggering events occur. As of June 30, 2014, our FIN reporting unit was considered to have a triggering event due to the faster than expected migration of U.S. consumers from disposable products and an accompanying decrease in forecasted revenue as the Company responded with the introduction of new products. The significant change in the analysis from that used in the February FIN purchase price allocation was a 29% reduction of the “year 1” revenue projection. The Company would have recorded approximately an additional $4.9 million loss on goodwill impairment if the “year 1” revenue projection used in the June 30 impairment analysis was reduced 10% and carried forward for the years thereafter. When estimating the fair value of goodwill, we make assumptions regarding revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment as we operate in a high growth industry and have recently acquired our reporting units.

We consider company specific factors including customers, new products and demand patterns as well as industry information to arrive at these estimates. As of September 30, 2014, we have utilized a 19% discount rate in determining the loss on impairment. In calculating the discount rate, we considered estimates of the long-term mean market return, industry beta, corporate borrowing rate, average industry debt to capital ratio, average industry equity capital ratio, risk free rate and the tax rate.

14. FAIR VALUE MEASUREMENTS

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

The following is a description of the valuation methodologies used for instruments measured at fair value:

Warrant liability

The Company utilizes a binomial model to derive the estimated fair value. Key inputs into the model include a discount for lack of marketability on the stock price, expected volatility, and a risk-free interest rate.

In order to calculate the fair value of the warrants, certain assumptions are made regarding components of the model. As of September 30, 2014, significant assumptions include the estimated $3.66 fair value of the underlying common stock, the risk-free interest rate ranging from 1.53% to 1.74% and volatility of 37%. Changes to the assumptions could cause significant adjustments to the valuation.

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

Assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014
Recurring fair value measurements	Total	Level 1	Level 2	Level 3

Liabilities:
Warrant Liability	$47,516,886	$-	$-	$47,516,886
Derivatives	5,720,330	-	-	5,720,330
Total Liabilities	$53,237,216	$-	$-	$53,237,216

	December 31, 2013
Recurring fair value measurements	Total	Level 1	Level 2	Level 3

Liabilities:
Warrant Liability	$16,600,500	$-	$-	$16,600,500

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Total	Warrant Liability	Derivatives
Balance, January 1, 2014	$16,600,500	$16,600,500	$-
Transfers into level 3	-	-	-
Transfers out of level 3	-	-	-
Total net (gains) losses included in:
Net loss	(51,071,891)	(26,324,264)	(24,747,627)
Other comprehensive loss	-	-	-

Purchases, sales, issues, and settlements
Purchases	-	-	-
Issues	90,936,920	60,468,963	30,467,957
Sales	-	-	-
Settlements	(3,228,313)	(3,228,313)	-
Balance, September 30, 2014	$53,327,216	$47,516,886	$5,720,330

15. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2014 and December 31, 2013, accounts payable and accrued expenses are as follows:

	September 30, 2014	December 31, 2013
Accounts payable	$4,824,312	$137,919
VIP earn out	4,799,792	-
Accrued interest	3,877,707	-
Other accrued expenses	3,191,851	168,281
	$16,693,662	$306,200

 16. SUBSEQUENT EVENTS

On October 15, 2014, we and the holder of the 6% Convertible Notes amended the 6% Convertible Notes, and we agreed to issue an additional $5,500,000 principal amount of 6% Convertible Notes for a purchase price of $5,000,000 (the “Fourth Tranche”). The Company used a portion of the proceeds from the Fourth Tranche to fully repay and terminate the credit facility of its subsidiary, FIN Branding Group. The remaining proceeds may be used by the Company to purchase inventory for its subsidiaries FIN Branding Group, LLC and Hardwire Acquisition Company or for other general corporate purposes, other than the repayment of any other indebtedness. For a further discussion of the terms of the Fourth Tranche, please see Note 6.

On October 16, 2014, the balance outstanding under the FIN Credit Agreement was paid in full and the agreement was terminated.

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

Overview

We are a fast-growing independent marketer and distributor of electronic cigarettes ("e-cigarettes"). Our objective is to become a leader in the rapidly growing, global e-cigarette industry. E-cigarettes are battery-powered products that simulate tobacco smoking through inhalation of nicotine vapor without the fire, flame, tobacco, tar, carbon monoxide, ash, stub, smell and other chemicals found in traditional combustible cigarettes. According to Euromonitor, the global tobacco industry represents a $783 billion market worldwide. In addition, there are an estimated 1.3 billion smokers globally according to The American Cancer Society, and these existing smokers are our target demographic and represent our primary source of revenue growth. We currently sell our products through more than 50,000 outlets across multiple channels in multiple countries.

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

We are focused on rapidly securing additional retail distribution in both the domestic United States and international markets through strategic partnerships with key retailers and distributors. We plan on further penetrating existing markets and acquiring new customers by implementing our multi-brand/multi-product strategy, offering retailers both premium and entry price point brands, to satisfy the demand of consumers with varying preferences. We believe we offer retailers and distributors attractive margins as a result of our low-cost strategy and structured incentives.

Our goal is to become the leading e-cigarette company in the world. We expect to achieve that goal by maximizing our points of distribution, maintaining our low-cost strategy and continuing to differentiate our products and brands in order to resonate with consumers in local markets around the world. We have grown our business both organically and through strategic acquisitions. Our growth trajectory has been further enhanced by accelerating global demand for e-cigarettes over the past few years.

Recent Corporate Developments

Acquisition of Vapestick

On January 9, 2014, we completed the acquisition of all of the issued and outstanding ordinary shares of Vapestick Holdings Limited ("Vapestick"), a company incorporated under the laws of England and Wales, pursuant to a Share Exchange Agreement by and between us, Vapestick and all of the shareholders of Vapestick (the “Vapestick Shareholders”) dated December 15, 2013.

Pursuant to the terms of the acquisition agreement, we acquired all issued and outstanding shares of Vapestick from its shareholders in consideration for (a) an aggregate cash payment of £3,500,000 (approximately $5.74 million) and (b) the issuance of 6,595,900 shares of our common stock.

In connection with our acquisition of Vapestick, we agreed to (1) offer the Vapestick Shareholders the opportunity to participate in future equity offerings by us for so long as they own in the aggregate the greater of 5% of our outstanding shares of common stock or 50% of the number of shares of our common stock issued to the shareholders in connection with the acquisition, (2) fund the business of Vapestick in accordance with its business plan of approximately £350,000 ($567,000 as of September 30, 2014) per month until December 31, 2014, the purpose of which is to ensure that Vapestick has the proper growth capital to reach its proposed targets, at which time we expect them to be self-sufficient, and we have satisfied this requirement to date, (3) maintain the base salary and target cash bonus opportunities of the employees of Vapestick immediately after the acquisition for a period of twelve months following the acquisition and (4) granted piggyback registration rights for all of the shares issued to the Vapestick Shareholders should the Company file a registration statement relating to an offering for its own account or the account of others. As of September 30, 2014, the Vapestick Shareholders have not participated in any of our subsequent equity offerings.

Acquisition of FIN

On February 28, 2014, we completed the acquisition of FIN Electronic Cigarette Corporation, Inc. ("FIN"), a Delaware corporation, through a merger with and into a wholly-owned subsidiary of ours, pursuant to the Agreement and Plan of Merger dated February 12, 2013, by and among the Company, our subsidiary, FIN, and Elliot B. Maisel, as representative of the FIN stockholders.

Pursuant to the terms of the merger agreement, we acquired all issued and outstanding shares of FIN from its shareholders (the “FIN Shareholders”) in consideration for an aggregate of 10,000,000 shares of our common stock. Additionally, on the closing date we paid $10 million of certain indebtedness and liabilities of FIN and its subsidiaries and issued $15 million of promissory notes to the FIN Shareholders to satisfy other indebtedness and liabilities of FIN and its subsidiaries to them, which were subsequently repaid or exchanged for convertible notes as described in “—Liquidity and Capital Resources” below.

Acquisition of VIP

On April 22, 2014, the Company entered into a share purchase agreement by and between (i) the Company and (ii) the shareholders of Must Have Limited ("MHL or "VIP"), an England and Wales incorporated limited company (the “MHL Shareholders”). Pursuant to the terms of the agreement, the MHL Shareholders transferred to the Company all of the shares of VIP held by such shareholders in exchange for (1) the issuance of 2,300,000 shares of the Company’s common stock, (2) £5,345,713 (equivalent to $9,000,000) in cash consideration, (3) $11,000,000 of promissory notes, (4) £6,796,303 in respect of MHL’s surplus cash and (5) up to $5,000,000 in cash as an earn-out, if the gross profit of VIP (as calculated in accordance with the terms of the agreement) is equal to or exceeds £12,300,000 for the twelve month period ending June 30, 2014. A description of such promissory notes is located in “—Liquidity and Capital Resources” below.

Proposed Acquisition of Ten Motives

On May 30, 2014, we entered into a share purchase agreement by and between (i) the Company, (ii) a wholly-owned subsidiary of the Company, and (iii) the stockholders of Ten Motives (the “Ten Motives Shareholders”). Pursuant to the terms of the agreement, the Ten Motives Shareholders will sell and the Company’s subsidiary will purchase all of the shares of Ten Motives held by such stockholders in exchange for (1) $40,000,000, adjusted as necessary for working capital, cash surplus, and acquisition related costs should Ten Motives make an acquisition prior to our acquisition of Ten Motives being completed, (2) 5,400,000 shares of our common stock, based upon an assumed per share price of $10 for a total value of $54,000,000, which number of shares will be increased proportionately should the Company sell shares in an underwritten offering at a price of less than $10 per share and (3) a range of an earn-out starting at approximately $7,500,000 and attaining a maximum amount of $10,000,000, if the revenue (as defined in the agreement) of Ten Motives is equal to or exceeds £18,072,288 for the lower end of the range and £34,307,228 for the maximum earn-out for the twelve-month period ending May 30, 2015.

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

The agreement may be terminated prior to closing by us by giving written notice to the Ten Motives Shareholders should a material adverse change occur or by the Ten Motives Shareholders should the Listing not occur by October 31, 2014. Should the Listing conditions not be satisfied, we are required to pay a $350,000 break-up fee to Ten Motives. Upon closing, the Company will pay $1,000,000 for having extended the closing date from July 31, 2014 to September 30, 2014, will pay $16,129 a day for every day from October 1, 2014, through October 31, 2014 and will pay $16,667 a day for every day from November 1, 2014, through November 30, 2014 that the Listing has not occurred.

Acquisition of Hardwire

On July 16, 2014, we completed the acquisition of the assets of Hardwire Interactive Inc., a British Virgin Islands company (“Hardwire”), pursuant to an asset purchase agreement with Hardwire and the selling owners of Hardwire. Pursuant to the terms of the agreement, we purchased all of Hardwire’s assets and properties held in connection with, necessary for, or material to Hardwire’s business of selling e-cigarettes via the internet for a purchase price of (1) $5,000,000, (2) 3,000,000 shares of the Company’s common stock and (3) the assumption of all of Hardwire’s liabilities relating to or arising out of any assigned contracts, the employment of Hardwire’s employees or the ownership, operation or use of the assets being sold.

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

Cost of Goods Sold

Cost of goods sold consists of the costs of products manufactured by our suppliers, including freight-in and packaging, and related warehousing expenses.

Operating Expenses

Operating expenses consist primarily of our mark-to-market adjustments on our advisory agreement warrants, equity offered to certain distribution partners pursuant to co-investment programs, distribution, marketing and advertising expenses and selling, general and administrative expenses.

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

Although we have only just begun to implement our co-investment programs, we anticipated that the cost of such co-investment programs will include cash and warrants to purchase our common stock issued to such distributors as incentives to reward the achievement of certain revenue milestones. The costs of such awards will be based on the revenue associated with the attainment of such milestones and the warrants or equity-based incentives will be valued at the time of their issuance based on a variety of factors.

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

Results of Operations

Comparison for the three and nine months ended September 30, 2014 and 2013

Revenues
Revenue for the three months ended September 30, 2014 and 2013 was $15,902,000 and $833,000, respectively, an increase of $15,069,000. Revenue for the nine months ended September 30, 2014 and 2013 was $31,328,000 and $2,458,000, respectively, an increase of $28,870,000. The increase in revenue is attributable to our acquisitions of Vapestick, FIN and VIP. Additionally, we began to increase our retail and wholesale marketing in U.S. chains as well as through our international online and retail channels. As of September 30, 2014, we had a sales return reserve of approximately $1.0 million. We had not recorded a sales return reserve in any of our previous historical periods.

Cost of goods sold for the three months ended September 30, 2014 and 2013 was $13,610,000 and $468,000 respectively, an increase of $13,142,000. Cost of goods sold for the nine months ended September 30, 2014 and 2013 was $20,829,000 and $119,000 respectively, an increase of $19,710,000. These increases were primarily due to the acquisitions of Vapestick, FIN, and VIP. Cost of goods sold expense as a percent of net sales was 86% and 66% for the three months and nine months ended September 30, 2014, respectively.  The   cost of goods sold expense as a percent of net sales was negatively impacted by the increase to the Company inventory reserve.

Operating Expenses
Advisory agreement warrants for the three months ended September 30, 2014 and 2013 was a $38,688,000 gain and $0, respectively. Advisory agreement warrants for the nine months ended September 30, 2014 and 2013 was $14,817,000 and $0, respectively. These expenses reflect the warrants we issued to Fields Texas in connection with the advisory agreements that we entered into on December 30, 2013.  The gain in the quarter is the result of a sharp decrease in the fair value of the warrants previously issued.

Distribution, marketing and advertising expenses for the three months ended September 30, 2014 and 2013 was $2,843,000 and $352,000, respectively, an increase of $2,491,000. Distribution, marketing and advertising expenses for the nine months ended September 30, 2014 and 2013 was $8,919,000 and $939,000, respectively, an increase of $7,980,000. These increases were primarily attributable to our acquisitions of Vapestick, FIN and VIP, as well as increased online marketing, advertising and promotions, as we continued various advertising campaigns to increase both online and point of sale brand awareness.

Selling, general and administrative cost for the three months ended September 30, 2014 and 2013 was $18,924,000 and $707,000, respectively, an increase of $18,217,000. Selling, general and administrative cost for the nine months ended September 30, 2014 and 2013 was $43,218,000 and $1,713,000, respectively, an increase of $41,505,000. These increases were primarily due to wages, cost associated with general administrative fees, customer service and purchasing outsourcing, insurance, telecommunications, supplies and other miscellaneous items, specifically attributable to the acquisitions of Vapestick, FIN and VIP, as well as the general build out of our business from an internet only business. Other factors attributable to our increase in selling, general and administrative cost from the prior three and nine month periods in 2013 related to increases in compensation related to increased hires, costs associated with our pursuit of acquisitions, legal expenses related to our efforts to list our shares on the Nasdaq Global Market, increased marketing initiatives and costs associated with running an international business, and increased travel related to attendance at trade shows and other marketing initiatives.

We incurred a $9.0 million loss on impairment of goodwill in the three-month period ended June 30, 2014. We test for impairment during any reporting period if certain triggering events occur. As of June 30, 2014, our FIN reporting unit was considered to have a triggering event due to the faster than expected migration of U.S. consumers from disposable products and an accompanying decrease in forecasted revenue as the Company responded with the introduction of new products. The significant change in the analysis from that used in the February FIN purchase price allocation was a 29% reduction of the “year 1” revenue projection. The Company would have recorded approximately an additional $4.9 million loss on goodwill impairment if the “year 1” revenue projection used in the June 30 impairment analysis was reduced 10% and carried forward for the years thereafter. When estimating the fair value of goodwill, we make assumptions regarding revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment as we operate in a high growth industry and have recently acquired our reporting units.

Other Expenses
Interest expense for the three months ended September 30, 2014 and 2013 was $6,283,111 and $38,000, respectively. Interest expense for the nine months ended September 30, 2014 and 2013 was $18,130,394 and $114,000, respectively. The increases were attributable to interest on the convertible notes issued by the Company in 2014 and 2013 and the payment of penalty shares in 2014 due to late repayment of the FIN Promissory Notes, as well as amortization of deferred finance costs and the accretion of debt, offset by interest income on the conversion feature on certain debt instruments. The fair value in excess of proceeds for warrants issued during 2014 was $29,215,000 and $0 for the nine months ended September 30, 2014 and 2013, respectively. The increase was attributable to the recognition of the costs associated with various warrants issued during 2014.

Warrant fair value adjustment for the three months ended September 30, 2014 and 2013 was a $13,868,000 gain and $0, respectively. Warrant fair value adjustment for the nine months ended September 30, 2014 and 2013 was a $26,324,000 gain and $0, respectively. Derivative fair value adjustment for the three months ended September 30, 2014 and 2013 was a $20,535,000 gain and $0, respectively. Derivative fair value adjustment for the nine months ended September 30, 2014 and 2013 was a $24,748,000 gain and $0, respectively. These adjustments were primarily due to the exercise and conversion features in our warrants and convertible notes issued in 2014, stemming from the reset of exercise and conversion prices in such warrants and notes as well as movement in the Company’s stock price.

We realized an income tax benefit of $20,781,175 in the nine month period ended September 30, 2014. The income tax benefit resulted from management’s conclusion that  of the Company’s deferred tax assets will be realized, allowing for the release of  its valuation allowance.

Net Loss

The net income (loss) for the three months ended September 30, 2014 and 2013 was $41,415,402 and ($733,000), respectively. The diluted net income (loss) per common share for the three months ended September 30, 2014 and 2013 was $0.41 and ($0.01), respectively. The net loss for the nine months ended September 30, 2014 and 2013 was $43,075,805 and $1,426,000, respectively. The diluted net income (loss) per common share for the nine months ended September 30, 2014 and 2013 was $0.59 and ($0.04), respectively.

Liquidity and Capital Resources

Our uses of cash include working capital needs, debt service and potential acquisitions. As of September 30, 2014, we had unrestricted cash of $4,333,000 and a working capital deficit of $40,094,015, which included $48,066,234 of short-term indebtedness described under “Debt and Equity Financings” below. We estimate our operating expenses (exclusive of our advisory warrants) for the next 12 months, assuming the completion of the proposed Ten Motives acquisition, may be approximately $100,000,000, consisting primarily of headcount and infrastructure costs, sales and marketing expenditures, research and development and general and administrative costs. We are also continuing to evaluate and consider strategic acquisitions, which would require additional cash expenditures and borrowings or debt issuances and/or issuances of our common stock.

In connection with our acquisition of Vapestick, we agreed to (1) fund the business of Vapestick in accordance with its business plan of approximately £350,000 ($567,000 as of September 30, 2014) per month until December 31, 2014, the purpose of which is to ensure that Vapestick has the proper growth capital to reach its proposed targets, at which time we expect them to be self-sufficient, and we have satisfied this requirement to date, and (2) maintain the base salary and target cash bonus opportunities of the employees of Vapestick immediately after the acquisition for a period of twelve months following the acquisition.

In the nine months ended September 30, 2014, we raised total net proceeds of $88,000,000 through our equity and debt offerings as described below. We used such proceeds to finance the cash components of our acquisitions of Vapestick, FIN, VIP, and Hardwire, for general working capital and to repay a portion of notes related to the 6% Convertible Note offering.

Our sources of cash include cash on hand, and equity and debt financings. As of September 30, 2014, we had unrestricted cash of $4,333,000.

Our business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan. Working capital was a negative $40.1 million and $61,000 at September 30, 2014 and December 31, 2013, respectively; and cash and cash equivalents were $4.3 million and $2.1 million, respectively.  This increase is attributable to equity and debt financings by the Company, partially offset by operating expenses.  Absent generation of sufficient revenue from the execution of our business plan, we will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or operations.  If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to us on favorable terms, or at all.

Cash Flows

Comparison for the nine months ended September 30, 2014 and 2013

Operating activities for the nine months ended September 30, 2014 required cash of $28,250,000 compared to $1,025,000 for the nine months ended September 30, 2013, an increase of $27,225,000. This increase was primarily due to the quarter's operating loss.

Our cash flows provided by financing activities were $58,312,000 and $2,509,000 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $55,803,000 primarily due to the proceeds from the issuance of debt.

Our cash flows used through investing activities were $26,570,000 and $8,000 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $26,562,000 primarily due to acquisitions made during 2014.

FIN Revolving Credit Facility

Overview

On December 31, 2012, FIN Branding Group, LLC entered into a $20,000,000 credit agreement with Wells Fargo Bank, National Association (the “Lender”), as amended on September 10, 2013, February 11, 2014, February 28, 2014, March 31, 2014, June 2, 2014 and September 2, 2014, for a revolving credit facility with a maturity date of December 31, 2015 (the “Credit Agreement”). Pursuant to the March 31, 2014 amendment, we and our subsidiary, VCIG LLC, have guaranteed FIN’s obligations under the Credit Agreement. Pursuant to the June 2, 2014 amendment, we repaid $1,500,000 outstanding under the Credit Agreement, and delivered to the Lender a plan for the sale of FIN inventory and updated projections for FIN. Pursuant to the September 2, 2014 amendment, the Lender waived events of default as a result of FIN’s failure to obtain EBITDA of at least $7,000 for the four-month period ended June 30, 2014 and as a result of a new EBITDA covenant not having been renegotiated by July 9, 2014. In addition, pursuant to the September 2, 2014 amendment, the maximum outstanding advances under the Credit Agreement are currently limited to $2,400,000, which amount decreases to $1,700,000 for the period from September 25, 2014 to October 1, 2014 and to $1,100,000 for the period from October 2, 2014 and thereafter, (iii) FIN is required to deliver July 2014 financial statements to the Lender by September 4, 2014, and (iv) by no later than November 14, 2014 FIN is required to agree to new financial covenants acceptable to the Lender and document those financial covenants by December 1, 2014. On October 16, 2014, the balance outstandning under the Credit Agreement was paid in full and the agreement was terminated.

Interest Rate and Fees

Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 3.00%, which interest rate at September 30, 2014 was 3.23%.

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

Collateral

All obligations under the Credit Agreement are secured by a security interest in substantially all tangible and intangible assets of FIN whether now owned or hereafter acquired and, pursuant to the March 31, 2014 amendment, a security interest in substantially all of our and VCIG’s tangible and intangible assets, whether now owned or hereinafter acquired not including our MHL subsidiary, subject to the security interest in our assets in favor of the holders of our 15% Convertible Notes.

Conditions to Borrowings

All borrowings under the Credit Agreement are subject to customary conditions, including that there has been no material adverse change in the business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise) of FIN and its subsidiaries.

Certain Covenants and Events of Default

The Credit Agreement contains customary covenants, including covenants that restrict FIN’s ability to, among other things, (i) incur indebtedness, (ii) create liens on assets and further negative pledges, (iii) dispose of its assets or change its line of business or ownership, (iv) pay distributions or make payments on certain junior debt, (v) make certain investments, (vi) incur capital expenditures or (vii) engage in certain transactions with affiliates. In addition, FIN must maintain (1) specified minimum EBITDA amounts ranging from negative $64,000 for the one-month period ending March 31, 2014 to positive $803,000 for the ten-month period ending December 31, 2014, and (2) at least $800,000 as of September 4, 2014 increasing in amounts to at least $2,200,000 as of October 2, 2014 in available borrowings under the Credit Agreement. As of June 30, 2014, the Company was in technical default of the Credit Agreement as FIN failed to achieve the minimum EBITDA required for the four-month period ending June 30, 2014, which prior to our receipt of waivers further described below triggered a cross-default of the 6% Convertible Notes. Our September 2, 2014 amendment waived the EBITDA requirement for June 30, 2014 so that our FIN subsidiary is no longer in technical default.

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

Debt and Equity Financings in the nine months ended September 30, 2014

15% Senior Secured Convertible Promissory Notes

Overview. On January 7, 2014, January 14, 2014, January 31, 2014 and February 28, 2014, we completed “best efforts” private offerings of $27,375,000 aggregate principal amount of 15% Senior Secured Convertible Promissory Notes, as amended (the “15% Convertible Notes”) and warrants to purchase shares of common stock with accredited investors for total net proceeds to the Company of $25,424,790 after deducting placement agent fees and other expenses. As of September 30, 2014, the aggregate principal amount of the outstanding 15% Convertible Notes was approximately $26.0 million.

Maturity and Interest. The 15% Convertible Notes issued in January are due on January 7, 2015 and the 15% Convertible Notes issued in February are due on February 28, 2015 if not converted prior to those dates and accrue interest at a rate of 15% on the aggregate unconverted and outstanding principal amount, payable in cash on a quarterly basis.

Conversion. The 15% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 15% Convertible Notes equal: (i) the outstanding principal amount of the convertible note divided by (ii) a conversion price of $5.00, as adjusted from time to time. The conversion price for the 15% Convertible Notes is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the conversion price of the 15% Convertible Notes will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than the current exercise price, with certain exceptions as further described in the 15% Convertible Notes. The Conversion Price will also adjust on any subsequent issuance of shares of common stock or common stock equivalents based on a formula intended to maintain the fully diluted percentage ownership the shares underlying the 15% Convertible Notes represent. Furthermore, if the Company or any subsidiary thereof sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any of its common stock or any securities which would entitle the holder thereof to acquire at any time its common stock, then the conversion price for the 15% Convertible Notes will be adjusted downward by multiplying it by a fraction, the numerator of which shall be 79,163,999 and the denominator of which shall be the number of fully-diluted shares of our common stock outstanding following such issuance. As a result of the subsequent issuances of our convertible notes, warrants and shares of our common stock described below, as of September 30, 2014, the conversion price of the 15% Convertible Notes was $3.27 per share.

Prepayments. The 15% Convertible Notes may be prepaid in cash, in whole or in part, at any time for 115% of sum of the outstanding principal and accrued interest.

Warrants. The warrants issued in the offerings are exercisable for an aggregate of 5,475,000 shares of the Company’s common stock. The warrants are exercisable for a period of five years from their respective issue dates. The exercise price with respect to the warrants is $5.00 per share, as adjusted from time to time. The exercise price and the amount of shares of our common stock issuable upon exercise of the warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the exercise price of the warrants will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than their current exercise price, with certain limited exceptions as further described in the warrant. Furthermore, if the Company or any subsidiary thereof sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any of its common stock or common stock equivalents, then the exercise price for the warrants will be adjusted downward by multiplying it by a fraction, the numerator of which shall be 79,163,999 and the denominator of which shall be the number of fully-diluted shares of our common stock outstanding following such issuance. As a result of the subsequent issuances of our convertible notes, warrants and shares of our common stock described below, as of September 30, 2014, the exercise price of the warrants was $3.27 per share.

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

FIN Promissory Notes

On February 28, 2014, the Company and its wholly owned subsidiary, VCIG LLC, issued $15,000,000 principal amount of promissory notes (the “FIN Promissory Notes”) in connection with our acquisition of FIN. On May 30, 2014, the Company issued 4% Exchange Convertible Notes in exchange for $3,625,000 of principal of the FIN Promissory Notes plus accrued interest. On July 17, 2014, the Company paid back $875,000 of principal of the FIN Promissory Notes plus accrued interest and issued 12% Convertible Notes in exchange for the remaining $10,500,000 of principal of the FIN Promissory Notes. The Company issued an aggregate of 856,178 shares of common stock to the initial holders of the FIN Promissory Notes as penalties for not repaying the FIN Promissory Notes timely. On July 17, 2014, the FIN Promissory Notes were repaid in full.

VIP Promissory Notes

On April 22, 2014, we issued $11,000,000 principal amount of promissory notes (the “VIP Promissory Notes”) to the MHL Shareholders in connection with our acquisition of MHL. The VIP Promissory Notes become due at the earlier of (1) December 13, 2014, (2) the day the Company first trades it shares of a common stock on certain listed exchanges (including the NYSE Market, the Nasdaq Capital Market, the Nasdaq Global Select Market, the Nasdaq Global Market or the New York Stock Exchange) or (3) the Company completes an underwritten public offering of a minimum of $40 million (the “Maturity Date”). On August 21, 2014, the VIP Promissory Notes began accruing interest at a rate of 10% per annum. We may prepay the VIP Promissory Notes at any time without penalty.

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

6% Original Issue Discount Senior Secured Convertible Promissory Notes

Overview. On April 22, 2014, we completed a private offering of $24,175,824 (the “First Tranche”) aggregate principal amount of 6% senior convertible notes (the “6% Convertible Notes”) for total net proceeds to the Company of approximately $20,511,200 after deducting original issue discount (9%), placement agent fees and other transaction-related expenses. On June 3, 2014, the 6% Convertible Notes were amended and we issued additional 6% convertible notes in the principal amount of $4,395,604 (the “Second Tranche”) for total net proceeds to the Company of $3,950,000.  The third tranche of additional 6% Convertible Notes in the principal amount of $3,596,704 (the “Third Tranche”) was purchased on August 20, 2014 for total net proceeds to the Company of $2,975,000. On October 15, 2014, we and the holder of the 6% Convertible Notes amended the 6% Convertible Notes, and we agreed to issue an additional $5,500,000 principal amount of 6% Convertible Notes for a purchase price of $5,000,000 (the “Fourth Tranche”). The Company used a portion of the proceeds from the Fourth Tranche to fully repay and terminate the credit facility of its subsidiary, FIN Branding Group. The remaining proceeds may be used by the Company to purchase inventory for its subsidiaries FIN Branding Group, LLC and Hardwire Acquisition Company or for other general corporate purposes, other than the repayment of any other indebtedness. The holder of the 6% Convertible Notes have the right at any time and from time to time until August 15, 2015 to purchase additional 6% Convertible Notes in an aggregate principal amount of up to $12,087,913 for an aggregate purchase price of up to $11,000,000. The conversion price of these additional 6% Convertible Notes would be the lower of (i) 115% of the volume-weighted average price of the Company’s common stock on the trading day immediately preceding the date of any purchase of such notes and (ii) the lowest conversion price of any of the outstanding 6% Convertible Notes.

The 6% Convertible Notes are due and accrue interest at a rate of 6% on the aggregate unconverted and outstanding principal amount payable in cash on the last trading day of each month. Beginning on June 30, 2014, and on the last trading day of each calendar month thereafter, the Company shall pay additional interest in cash in the amount of $68,750, which increased to $75,000, following the closing of the Third Tranche.  Following the closing of the Fourth Tranche, the cash amount to be paid on such trading day is $128,571.

Conversion Price. The 6% Convertible Notes may be converted in whole or in part into shares of common stock at the option of the holders of the 6% Convertible Notes at any time and from time to time into a number of shares of our common stock equal to (x) the “conversion amount” of such notes divided by (y) the conversion price. The conversion amount of any 6% Convertible Note to be converted is equal to the sum of (i) the principal amount of such note, (ii) any accrued and unpaid interest with respect to such principal, (iii) any accrued and unpaid late charges with respect to such principal and interest and (iv) the Make-Whole Amount. Following the closing of the Fourth Tranche, the conversion price with respect to (i) the First Tranche, the Second Tranche and the Third Tranche is $3.42 and (ii) the Fourth Tranche is $4.73, in each case as adjusted from time to time. The conversion prices for the 6% Convertible Notes are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, should the Company issue any common stock at, or should the exercise or conversion price of any previously issued option, warrant convertible security be adjusted to, a purchase price that is less than the current exercise price of the 6% Convertible Notes, the conversion price of the 6% Convertible Notes will be adjusted to 115% of such lower purchase price with certain limited exceptions. Furthermore, should the Company complete an underwritten public offering of a minimum of $25 million, the conversion price would reset to the price that is equal to 115% of the volume weighted average price (“VWAP”) of our common stock of the Company’s shares of common stock on the trading day immediately following the pricing of such public offering should that price be lower than the conversion price then in effect.

“Make-Whole Amount” means an amount in cash equal to all of the interest that would have accrued with respect to the applicable principal amount of 6% Convertible Notes being converted or redeemed for the period commencing on the applicable redemption date or conversion date and ending on December 15, 2016.

Prepayments and Redemptions. The 6% Convertible Notes may not be prepaid by the Company in whole or in part at any time. The Company must prepay $12,000,000 of the principal amount of the 6% Convertible Notes, plus any accrued and unpaid interest thereon, between 15 days and 30 days following the issue date, which the Company has paid. During May 2014, the holders could require the Company to redeem up to $800,000 of the outstanding principal amount (plus accrued and unpaid interests thereon), and commencing June 1, 2014 through December 31, 2014, the holders could require the Company to redeem up to $1,000,000 of the outstanding principal amount (plus accrued and unpaid interest thereon and the Make-Whole Amount) per calendar month. Per requests from the holder of the 6% Convertible Notes, we redeemed $800,000 in May 2014 and $1,000,000 in each of June 2014, July 2014, August 2014 and September 2014. Between November 15, 2014 and December 31, 2014, the holders of the 6% Convertible Notes can also require the Company to redeem up to an additional $2,000,000 of the principal amount of the 6% Convertible Notes, plus any accrued and unpaid interest thereon and the Make-Whole Amount. Commencing on January 1, 2015, the Purchaser has the right to require the Company to redeem up to $2,000,000 of principal amount of the 6% Convertible Notes, plus any accrued and unpaid interest thereon and the Make-Whole Amount, per calendar month. On or before October 19, 2014, the Company was required to prepay an additional $1,000,000 of the principal amount of the 6% Convertible Notes, plus any accrued and unpaid interest thereon and the Make-Whole Amount, which it paid. The holders have the right, in the event of a change of control, to require the Company to redeem all or portions of the 6% Convertible Notes, in exchange for cash equal to 107.5% of the principal amount redeemed plus all accrued and unpaid interest and late charges.

Collateral. As security for all of the Company’s obligations under the 6% Convertible Notes and related documents executed in connection with the Offering: (i) MHL granted a guarantee in favor of the holders of the 6% Convertible Notes supported by a first priority security interest in all of MHL’s assets and (ii) the Company granted such holders a first priority security interest in all of the shares owned by the Company in MHL following the acquisition of MHL. Additionally, the Company is required to maintain a $3 million cash balance that is restricted as to withdrawal, which may be used for redemptions upon instruction from the holders. Additionally, on October 15, 2014, the Company and its subsidiaries VCIG LLC, FIN Branding Group, LLC and Hardwire Acquisition Company entered into a pledge and security agreement pursuant to which the Company pledged the equity interests of such subsidiaries to the holders of the 6% Convertible Notes and each of such subsidiaries granted a security interest in all of its assets to the holders of the 6% Convertible Notes to secure all obligations of the Company under the 6% Convertible Notes. In addition, each of such subsidiaries guaranteed the Company’s obligations under the 6% Convertible Notes. Approximately $2.6 million of the gross proceeds from the Fourth Tranche was deposited into a lockbox account over which the holders of the 6% Convertible Notes have a first priority security interest. The Company may withdraw funds from such account to purchase inventory for FIN Branding Group, LLC and Hardwire Acquisition Company with the prior consent of the holders of the 6% Convertible Notes.

Certain Covenants.  The Company has agreed, subject to certain limited exceptions, not to, and to cause each of VCIG LLC, Must Have Limited, FIN Branding Group, LLC and Hardwire Acquisition Company (collectively, the “Subsidiaries”) not to, (i) pay any dividend on or repurchase any of its capital stock or rights to purchase capital stock or repay or purchase any subordinated debt, (ii) repay any principal under any indebtedness (other than the 12% Convertible Notes at any time on or after November 17, 2014) other than with net proceeds from the sale of equity securities of the Company or (iii) pledge any of its assets. The Company also agreed, subject to certain limited exceptions, (i) not to cause or permit any of the Subsidiaries to incur any debt or guarantee any indebtedness or to transfer any of its assets or issue or sell any equity interests and (ii) not to take any action, or fail to take any action, that could materially diminish the business of any of the Subsidiaries or divert the business of any of the Subsidiaries to any other person. The Company has also agreed to cause its subsidiary VIP to maintain a minimum EBITDA of $900,000 each month.

Events of Default. The 6% Convertible Notes include the following events of default, among others: (i) a default in the payment of interest or principal when due, which default, in the case of an interest payment, is not cured within three trading days; (ii) failure to comply with any other covenant or agreement contained in the notes after an applicable cure period; (iii) the occurrence of any default under, redemption of, or acceleration prior to the maturity of any indebtedness (but excluding any indebtedness arising out of the 6% Convertible Notes) (after giving effect to any applicable cure period) of the Company or its subsidiaries; (iv) failure to pay any other obligation of the Company that exceeds $50,000 and causes such obligation to become due and payable earlier that would otherwise become due; (v) the Company or any Significant Subsidiary (as such term is defined in Rule 1-02(w) of Regulation S-X) shall be subject to a bankruptcy or liquidation event; (vi) a judgment for payment of money exceeding $100,000 in the case of MHL and exceeding $1,000,000 in the case of the Company and any of its subsidiaries (other than MHL) remains unvacated, unbonded or unstayed for a period of 30 calendar days; (vii) our common stock is not be eligible for listing on a national exchange or the OTC Bulletin Board; or (viii) failure to have any registration statement declared effective, or the lapsing of such registration statement, by certain deadlines pursuant to the registration rights agreement entered into between the note holders of the 6% Convertible Notes and the Company.

If any event of default occurs, the outstanding principal amount of the notes, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash in the sum of (a) 110% of the outstanding principal amount of the notes and accrued and unpaid interest thereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the notes. After the occurrence of any event of default that results in the acceleration of the notes, the interest rate on shall accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law.

As of June 30, 2014, the Company was in technical default of the Credit Agreement as FIN failed to obtain the minimum EBITDA required pursuant to the Credit Agreement, triggering a cross-default of the 6% Convertible Notes. On August 25, 2014, we entered into a waiver with holders of the 6% Convertible Notes from the cross default provisions of such notes. The waiver was effective as of June 30, 2014, and remained in effect through September 2, 2014, at which time we amended our Credit Agreement, waiving the default. We paid $50,000 as consideration for this waiver.

The Units Offerings

Overview. On April 30, 2014, June 19, 2014 and July 16, 2014, we completed “best efforts” private offerings of 808,996 units, each unit consisting of (i) one share of our common stock and (ii) a warrant to purchase 1/4 share of our common stock, or a total of 808,996 shares of our common stock and warrants to purchase 202,244 shares of our common stock, at a price of $6.50 per unit to accredited investors for total net proceeds to the Company of $4,732,623 after deducting placement agent fees and other expenses.

Warrants. The warrants issued in these offerings are exercisable for a period of five years from their issue dates. The exercise price with respect to the warrants is $6.50 per full share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the exercise price of the warrants will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than their current exercise price for two years following the respective issuance date, with certain limited exceptions. Pursuant to the adjustment provision contained in the warrants, as of September 30, 2014, the exercise price of the warrants adjusted to $5.83 per share and the number of shares issuable upon exercise of the warrants increased to 225,486 shares of common stock.

4% Original Issue Discount Convertible Promissory Notes

Overview. On May 30, 2014, the Company completed a private offering to Dominion Capital LLC for total net proceeds to the Company of $2,000,000 after deducting placement agent fees and other expenses, which proceeds we used for general working capital. Pursuant to a securities purchase agreement with the purchaser, the Company issued to the purchaser $2,105,263 principal amount of 4% original issue discount convertible promissory notes (the “4% Convertible Notes”). Additionally, on May 30, 2014, we exchanged $3,625,000 principal amount of FIN Promissory Notes plus $375,000 of accrued interest with Dominion Capital LLC, a holder of a portion of our FIN Promissory Notes, for $4,210,526 principal amount of another series of 4% original issue discount convertible promissory notes (the “4% Exchange Convertible Notes”).

Maturity and Interest. The 4% Convertible Notes and the 4% Exchange Convertible Notes are due on November 30, 2015, less any amounts converted prior to the maturity date and accrue interest at a rate of 4% on the aggregate unconverted and outstanding principal amount payable in cash on a monthly basis. Beginning November 30, 2014, and continuing on each of the following twelve successive months thereafter, we are obligated to pay 1/13th of the face amount of the 4% Convertible Notes and accrued interest. Beginning August 30, 2014, and continuing on each of the following fifteen successive months thereafter, we are obligated to pay 1/16th of the face amount of the 4% Exchange Convertible Note and accrued interest. In each case such payments shall, at the Company’s option, be made in cash or, subject to the Company complying with certain conditions, be made in common stock with each share of common stock being ascribed a value that is equal to 80% of the lowest VWAP for the 15 consecutive trading days immediately prior to such payment date.

Conversion. The 4% Convertible Notes and the 4% Exchange Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 4% Convertible Notes or the 4% Exchange Convertible Notes shall equal: (i) the principal amount of the note to be converted (plus accrued interest and unpaid late charges, if any) divided by (ii) a conversion price of $6.00, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, subject to certain limited exceptions, if the Company issues any common stock or warrants or convertible debt entitling any person to acquire common stock at a per share purchase price that is less than the conversion price for the notes, such conversion price will be adjusted to that lower purchase price. Also, the conversion price of the notes will be adjusted if the closing bid price for the Company’s common stock on November 26, 2014 is below the conversion price, in which case the original conversion price will automatically adjust to 70% of the lowest VWAP in the 15 trading days prior to such date. Pursuant to the adjustment provision contained in the notes, as of September 30, 2014, the conversion price of the 4% Convertible Notes and the 4% Exchange Convertible Notes was $5.83 per share.

Prepayments. The notes may be prepaid in whole or in part at any time upon ten days’ notice for 125% of the sum of the outstanding principal and any remaining interest through maturity.

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

Events of Default. The 4% Convertible Notes and the 4% Exchange Convertible Notes include the following events of default, among others: (i) a default in the payment of interest or principal when due, which default, in the case of an interest payment, is not cured within three trading days; (ii) failure to comply with any other covenant or agreement contained in the notes after an applicable cure period; (iii) a default or event of default under any other material agreement not covered by clause (iv) below to which the Company is obligated (subject to any grace or cure period provided in the applicable agreement); (iv) failure to pay any other obligation of the Company that exceeds $50,000 and causes such obligation to become due and payable earlier that would otherwise become due; (v) the Company or any Significant Subsidiary (as such term is defined in Rule 1-02(w) of Regulation S-X) shall be subject to a bankruptcy or liquidation event; (vi) a judgment for payment of money exceeding $50,000 remains unvacated, unbonded or unstayed for a period of 45 calendar days; (vii) our common stock is not be eligible for listing on a national exchange or the OTC Bulletin Board; (viii) a Change of Control or Fundamental Transaction (as such terms are defined below) occurs, or the Company agrees to sell over 33% of its assets; or (ix) failure to file with the SEC any required reports under Section 13 or 15(d) of the Exchange Act.

If any event of default occurs, the outstanding principal amount of the notes, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash in the sum of (a) 130% of the outstanding principal amount of the notes and accrued and unpaid interest thereon, (b) all other amounts, costs, expenses and liquidated damages due in respect of the notes and (c) an amount in cash equal to all of the interest that, but for the default payment, would have accrued with respect to the applicable principal amount being so redeemed for the period commencing on the default payment date and ending on November 30, 2015. After the occurrence of any event of default that results in the acceleration of the notes, the interest rate on shall accrue at an interest rate equal to the lesser of 24% per annum, or the maximum rate permitted under applicable law. In addition, at any time after the occurrence of any event of default the holder may require the Company to, at such holder’s option, convert all or any part of the 4% Convertible Notes and the 4% Exchange Convertible Notes into common stock at 60% of the lowest VWAP during the 30 trading day-period immediately prior to such conversion date.

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

The Equity Offering

Overview. On July 15, 2014, we completed a private offering of shares of our common stock with Man FinCo Limited, a company incorporated as an offshore company under the regulations of the Jebel Ali Free Zone Authority (“Man FinCo”), for total gross proceeds to the Company of $20,000,000. The Company paid placement agent fees and other expenses in the form of 215,384 shares of common stock and warrants to purchase 118,519 shares of common stock at an exercise price of $6.75 per share. In the offering, we issued 2,962,963 shares of our common stock at a purchase price of $6.75 per share or $20,000,000 in the aggregate. Pursuant to our agreement with Man FinCo, we agreed that if we sold shares of Common Stock in a public offering at a price of less than $7.94, then we would issue to Man FinCo such additional number of shares of Common Stock equal to (i) $20,000,000 divided by the public offering price multiplied by 0.85 (the “Reset Price”) (ii) less any shares initially issued to Man FinCo. Additionally, the Company granted to Man FinCo an option to purchase an additional number of shares of Common Stock as is derived by dividing $40,000,000 by the lower of $6.75 and the Reset Price. Man FinCo may exercise the option in whole or in part at any time prior to the first anniversary of the closing date of the initial purchase. In the event that Man FinCo does not exercise the option in whole or in part prior to such first anniversary, the option shall remain exercisable in whole or in part until the second anniversary of the closing date of the initial purchase, but only for half the number of additional shares.

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

Maturity and Interest. The 12% Convertible Notes are due on January 17, 2016, less any amounts converted or repaid prior to the maturity date, and accrue interest at a rate of 12% on the aggregate unconverted and outstanding principal amount payable, at the holder’s option, in cash or common stock on a monthly basis. Beginning October 17, 2014, and continuing on each of the following fifteen successive months thereafter, we are obligated to pay 1/16th of the face amount of the 12% Convertible Notes and accrued interest. At the holder’s option, the holder can request that our monthly payments be for 5/16th of the face amount of the 12% Convertible Notes. In each case such payments shall, at the holder’s option, be made in cash or, subject to the Company complying with certain conditions, be made in common stock with each share of common stock being ascribed a value that is equal to 80% of the lowest VWAP for the 20 consecutive trading days immediately prior to such payment date.

Conversion. The 12% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 12% Convertible Notes shall equal: (i) the principal amount of the Note to be converted (plus accrued interest and unpaid late charges, if any) divided by (ii) a conversion price of $6.50, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, subject to certain limited exceptions, if the Company issues any common stock or warrants or convertible debt entitling any person to acquire common stock at a per share purchase price that is less than the conversion price for the notes, such conversion price will be adjusted to that lower purchase price. Also, the conversion price of the notes will be adjusted if the closing bid price for the Company’s common stock on January 13, 2015 is below the conversion price, in which case the original conversion price will automatically adjust to 70% of the lowest VWAP in the 15 trading days prior to such date. Pursuant to the adjustment provision contained in the notes, as of September 30, 2014, the conversion price of the 12% Convertible Notes was $5.83 per share.

Events of Default. The 12% Convertible Notes include the following events of default, among others: (i) a default in the payment of interest or principal when due, which default, in the case of an interest payment, is not cured within three trading days; (ii) failure to comply with any other covenant or agreement contained in the notes after an applicable cure period; (iii) a default or event of default under any other material agreement not covered by clause (iv) below to which the Company is obligated (subject to any grace or cure period provided in the applicable agreement); (iv) failure to pay any other obligation of the Company that exceeds $50,000 and causes such obligation to become due and payable earlier that would otherwise become due; (v) the Company or any Significant Subsidiary (as such term is defined in Rule 1-02(w) of Regulation S-X) shall be subject to a bankruptcy or liquidation event; (vi) a judgment for payment of money exceeding $50,000 remains unvacated, unbonded or unstayed for a period of 45 calendar days; (vii) our common stock is not be eligible for listing on a national exchange or the OTC Bulletin Board; (viii) a Change of Control or Fundamental Transaction (as such terms are defined below) occurs, or the Company agrees to sell over 33% of its assets; or (ix) failure to file with the SEC any required reports under Section 13 or 15(d) of the Exchange Act.

If any event of default occurs, the outstanding principal amount of the notes, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash in the sum of (a) 125% of the outstanding principal amount of the notes and accrued and unpaid interest thereon, (b) all other amounts, costs, expenses and liquidated damages due in respect of the notes and (c) an amount in cash equal to all of the interest that, but for the default payment, would have accrued with respect to the applicable principal amount being so redeemed for the period commencing on the default payment date and ending on January 17, 2016. After the occurrence of any event of default that results in the acceleration of the notes, the interest rate on shall accrue at an interest rate equal to the lesser of 24% per annum, or the maximum rate permitted under applicable law. In addition, at any time after the occurrence of any event of default the holder may require the Company to, at such holder’s option, convert all or any part of the 12% Convertible Notes into common stock at 55% of the lowest VWAP during the 30 trading day-period immediately prior to such conversion date.

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

Warrants. The warrants issued in the exchange are exercisable for a period of eighteen months from their issue dates. The exercise price with respect to the warrants is $10.00 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances, but do not contain any down-round ratchet provisions.

Prepayments. The notes may be prepaid in whole or in part at any time upon ten days’ notice for 105% of the sum of the outstanding principal and accrued interest, subject to the Company complying with certain conditions.

Subsequent Events

On October 15, 2014, we and the holder of the 6% Convertible Notes amended the 6% Convertible Notes, and we agreed to issue an additional $5,500,000 principal amount of 6% Convertible Notes for a purchase price of $5,000,000 (the “Fourth Tranche”). The Company used a portion of the proceeds from the Fourth Tranche to fully repay and terminate the credit facility of its subsidiary, FIN Branding Group. The remaining proceeds may be used by the Company to purchase inventory for its subsidiaries FIN Branding Group, LLC and Hardwire Acquisition Company or for other general corporate purposes, other than the repayment of any other indebtedness. For a further discussion of the terms of the Fourth Tranche, please see “—6% Original Issue Discount Senior Secured Convertible Promissory Notes” above.

On October 16, 2014, the balance outstanding under the FIN Credit Agreement was paid in full and the agreement was terminated.

Off-Balance sheet arrangements

There were no off-balance sheet arrangements for the three and nine month periods ended September 30, 2014.

Critical Accounting Policies

Revenue Recognition

Revenue is derived from product sales and is recognized upon shipment to the customer, when title and risk of loss has passed and collection is reasonably assured. Direct sales to individual customers are recognized within internet sales in the accompanying condensed consolidated statements of income, while all sales to retailers and distributors are recognized within retail and wholesale revenues. Payments received by the Company in advance are recorded as deferred revenue until the merchandise has shipped to the customer.

A significant area of judgment affecting reported revenue and net income is estimating sales return reserves, which represent that portion of gross revenues not expected to be realized. In particular, retail revenue, including e-commerce sales, is reduced by estimates of returns. In determining estimates of returns, management analyzes historical trends, seasonal results and current economic or market conditions. The actual amount of sales returns subsequently realized may fluctuate from estimates due to several factors, including, merchandise mix, actual or perceived quality, differences between the actual product and its presentation in the website, timeliness of delivery and competitive offerings. The Company continually tracks subsequent sales return experience, compiles customer feedback to identify any pervasive issues, reassesses the marketplace, compares its findings to previous estimates and adjusts the sales return accrual and cost of sales accordingly. As of September 30, 2014 and 2013, the Company had a sales return reserve of approximately $0.9 million and $0, respectively, which is included in the allowance for doubtful accounts.

Accounts Receivable

Accounts receivable, primarily from retail and wholesale customers or third-party internet brokers, are reported at the amount invoiced. Payment terms vary by customer and may be subject to an early payment discount. Management reviews accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible. An overall allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. As of September 30, 2014, and December 31, 2013, the Company’s allowance for doubtful accounts was $2.9 million and $0, respectively. For the three months ended September 30, 2014 and 2013, no accounts receivable were written off.

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired. We review goodwill for impairment at the reporting unit level annually as of November 1 or, when events or circumstances dictate, more frequently. For purposes of goodwill impairment reasons our reporting units are Vapestick, FIN, VIP, and Hardwire. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount, and if necessary, a two-step goodwill impairment test. Factors to consider when performing the qualitative assessment include general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the two-step goodwill impairment test, the fair value of the reporting unit is determined and compared to the carrying value of the net assets allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.

We test for impairment of goodwill on an annual basis on November 1 of each year. We will, however, test for impairment during any reporting period if certain triggering events occur. As of June 30, 2014, our FIN reporting unit was considered to have a triggering event due to the faster than expected migration of U.S. consumers from disposable products and an accompanying decrease in forecasted revenue as the Company responded through the introduction of new products. As a result of the impairment analysis, the Company recorded a $9.0 million loss on goodwill impairment. The significant change in the analysis from that used in the February FIN purchase price allocation was a 29% reduction of the “year 1” revenue projection. The Company would have recorded approximately an additional $4.9 million loss on goodwill impairment if the “year 1” revenue projection used in the June 30 impairment analysis was reduced 10% and carried forward for the years thereafter. When estimating the fair value of goodwill, we make assumptions regarding revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment as we operate in a high growth industry and have recently acquired our reporting units.

Inventory Valuation

The Company must order its products and components for its products in advance of product shipments. The Company records a write-down for inventories of components and products which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs periodic detailed reviews of inventory that considers multiple factors including, but not limited to, demand forecasts, product life cycle status, product development plans and current sales levels. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, the Company may be required to record additional write-downs which would negatively affect gross margins in the period when the write-downs were recorded. As of September 30, 2014, and December 31, 2013, the Company had an inventory obsolescence reserve of $5.9 million and $15,000, respectively.

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

Income Taxes

Prior to the conversion to a C corporation on March 8, 2013, the Company acted as a pass-through entity for tax purposes. Accordingly, the condensed consolidated financial statements do not include a provision for federal income taxes prior to the conversion. The Company’s earnings and losses were included in the previous members’ personal income tax returns and the income tax thereon, if any, was paid by the members.

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

We are subject to U.S. federal, state and local income taxes, and U.K. income taxes that are reflected in our condensed consolidated financial statements. The effective tax rate for the three and nine months ended September 30, 2014 was (8.5%) and (32.7%); respectively. The effective tax rate for the nine months ended September 30, 2014 was significantly impacted by the recognition of a deferred income tax benefit realized as a result of deferred tax liabilities that were recorded in the Company’s recent acquisitions as discussed below.

We recently completed the acquisitions of FIN, Vapestick, VIP, and Hardwire. During the nine months ended September 30, 2014, certain measurement-period adjustments were made with respect to certain deferred tax liabilities that were identified to exist on the acquisition date for each of these acquisitions. As a result, deferred tax liabilities have been recorded for the identifiable intangibles acquired in these acquisitions as the amounts are non-deductible for income tax. Goodwill and deferred tax liabilities were both increased by $33,964,158 during the nine months ended September 30, 2014 as a result of these measurement-period adjustments. The Company has also recognized deferred tax assets of $19,412,274 primarily related to net operating losses and mark to market adjustments on the Company’s warrants and derivatives, which will offset the deferred tax liabilities. Accordingly, the Company had a net long-term deferred tax liability of $14,551,884 as of September 30, 2014.

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

For the three months and nine months ended September 30, 2014, there was no change to our total gross unrecognized tax benefit. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting.

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

Many of our financial instruments are issued in conjunction with the issuance of debt. At the time of issuance we allocate the proceeds received to the various financial instruments and this involves the determination of fair value. From time to time, the fair value of these financial instruments, primarily embedded derivatives and warrants exceeds the proceeds received. When this occurs, we critically evaluate the validity of the fair value computation, most specifically of the derivatives. We engage a third party valuation specialist who applies accepted valuation methodology as well as assumptions that are appropriate in the circumstances.

With regards to valuing embedded derivatives, there are a variety of methods to be used. We utilize a binomial model as the features of our derivatives, including the down round provisions within the agreements, call for a more complex model than the standard Black-Scholes model to analyze the features appropriately. The binomial model allows multi period views of the underlying asset price and the price of the option for multiple periods as well as the range of possible results for each period, offering a more detailed view. The binomial model takes into account multiple scenarios to better reflect the complexity of the derivatives. Probabilities for each of the scenarios are determined based on extensive discussions with management and outside advisors on the expected likelihood as of the valuation date of an additional reset to the exercise price.

The key sensitivities of the binomial model include: the exercise price, the stock price in which we utilize our trading price less a discount for lack of marketability due to the thinly traded nature of the stock; the expected volatility, which is determined through the analysis of publicly traded guideline companies historic volatilities; the risk free interest rate, which is based on current market rates and the expected term.

When the fair value is determined to reasonable and the fair value exceeds the proceeds, greater value has been given by us than received in the associated transactions. From a purely financial perspective, the theoretical value of a security does not take into account the speed of execution that is necessary to accomplish the goal of financing a specific acquisition. When we identify specific strategic targets where the identification of the target and the consummation of the transaction encompass a very compressed timeline the mechanics of an “orderly market” are not always present. We accept reduced consideration in certain financings due to the need to execute quickly and the accompanying need to be more aggressive in accepting terms. It is our view that the strategic advantage of acquiring our identified targets in this quickly developing market outweighed the discount on the proceeds.

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

Three embedded features that required bifurcation and separate accounting were identified in connection with certain of the convertible notes issued in 2014 and the Company determined these should be bundled together as a single, compound embedded derivative, bifurcated from the host contract, and accounted for at fair value, with changes in fair value being recorded in the condensed consolidated statements of operations and comprehensive income. The three embedded derivatives were the conversion options, the mandatory default amounts and the prepayment clauses found in some or all of those notes. The three embedded features were evaluated together as a single compound derivative to determine the fair value of the derivative using a binomial pricing model. The binomial pricing model takes into account probability-weighted scenarios with regard to the likelihood of changes to the conversion price. The inputs to the model require management to make certain significant assumptions and represent management’s best estimate at the valuation date. The probabilities were determined based on a management review, and input from external advisors, on the expected likelihood as of the valuation date of an additional reset.

The key sensitivities of the binomial model include: the fair value of the common stock, in which the Company utilized the actual trading price less a discount for lack of marketability due to the thinly traded nature of the stock; the expected volatility of the common stock, which was determined through the analysis of publicly traded guideline companies historic volatilities; and the risk free interest rate, which is based on current market rates and the expected term. Any change on one of the above would have an impact on the concluded value for the warrants and derivatives. The fair value of our common stock reflects a 25% marketability discount given the low trading volume of our common stock. Upon listing on a major exchange, and sufficient trading volume, this discount will be eliminated.

Warrant Liability

The Company utilizes a binomial model to derive the estimated fair value of those of its warrants that are considered to be liabilities. Key inputs into the model include the fair value of the common stock, in which the Company utilized the actual trading price less a discount for lack of marketability due to the thinly traded nature of the stock, the expected volatility of the stock price, a risk-free interest rate and probability-weighted scenarios with regard to the likelihood of changes to the exercise price of the warrant. Any significant changes to these inputs would have a significant impact to the fair value. The fair value of our common stock reflects a 25% marketability discount given the low trading volume of our common stock. Upon listing on a major exchange, and sufficient trading volume, this discount will be eliminated.

The changes in fair value of the warrants are measured at each reporting date and recognized in earnings and classified commensurate with the purpose of issuance. Changes in the fair value of warrants issued for services performed are considered an operating expense and warrants issued in connection with debt are considered other (income) expense. See further discussion in Note 8 to our financial statements for the quarter ended September 30, 2014.

Recent accounting pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on the Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under the guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, noting several exceptions. This guidance is effective for fiscal and interim reporting periods beginning after December 15, 2013. The Company has determined that this new guidance will not have a material impact on its condensed consolidated financial statements.

On April 10, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently assessing the future impact of ASU No. 2014-08 on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017.  The Company is currently evaluating the impact of this ASU on its financial statements.

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

During the quarter ended September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the identification of multiple control and significant deficiencies that, in aggregate constitute material weakness, management concluded that as of September 30, 2014, our disclosure controls and procedures were not effective.

The material weaknesses in our internal control over financial reporting identified at the end of the quarter ended September 30, 2014, resulted from a deficiency in our financial reporting infrastructure and an absence of proceedures and controls with regard to account reconciliations, journal entries and intercompany accounts. Due to our recent acquisitions, we lacked the requisite personnel necessary to support our accounting operations as we integrated the systems from the companies we acquired.  Although we have made some progress in remediating these material weaknesses and because many of the remedial actions we have undertaken are recent and still in process, management cannot conclude that the material weakness has been eliminated.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On October 21, 2014, Fontem filed a complaint against us and FIN alleging infringement of U.S. Patent No. 8,863,752 based on the manufacture, use, importation, marketing and/or sale of Victory and FIN disposable and rechargeable electronic cigarettes and their components.  As of November 13, 2014, the summons and complaint have not been served on us or FIN.  The case is pending in the United States District Court for the Central District of California, Case No. CV14-8156-BRO-PJW.  The Company intends to vigorously defend against Fontem’s claims.

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

On September 3, 2014, we filed an action in the Second Judicial District Court of the State of Nevada against our former employee Paul Cory Simon and his business Strive, Inc. Our complaint seeks injunctive relief and damages arising from Mr. Simon’s alleged violation of his non-compete and non-solicitation provisions of his employment agreement with us. In addition, our complaint alleges that Mr. Simon disparaged certain of our officers and misused certain of our business secrets and intellectual property in an effort to advance his personal business interests. Among the prayers for relief requested in our complaint is the cancellation of all of Mr. Simon’s shares or our common stock that he received based on expectations associated with his employment with us and representations made to us upon his separation from service. On October 7, 2014, we reached a preliminary understanding with Mr. Simon that, upon consummation of the offering, we would settle our dispute with him and withdraw our litigation. The terms of our settlement understanding provide that Mr. Simon will forfeit his 3.9 million shares in consideration of a payment by us of $4 million plus his legal and related expenses of $200,000. There is no guarantee that we will come to terms on the final details of such settlement or that the final settlement will not provide for different terms even if we do agree on terms that the settlement will be executed.

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

Item 1A. Risk Factors.

There have been no changes that constitute a material change from the risk factors previously disclosed in our 2013 Annual Report on Form 10-K filed on March 31, 2014, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 20, 2014, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 19, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

As of June 30, 2014, the Company was in technical default of its credit agreement with Wells Fargo Bank, National Association, as its wholly-owned subsidiary FIN failed to obtain the minimum EBITDA required pursuant to the credit agreement, which has a triggered a cross-default of the 6% Convertible Notes. On August 25, 2014, we entered into a waiver with holders of the 6% Convertible Notes from the cross default provisions of such notes. The waiver was effective as of June 30, 2014, and remained in effect through September 2, 2014, at which time we amended our Credit Agreement, waiving the default. We paid $50,000 as consideration for this waiver.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Temporary Hardshop Exemption
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* To be filed by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD.

Date: November 19, 2014	By:	/s/ Brent David Willis
Brent David Willis
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 19, 2014	By:	/s/ James P. McCormick
James P. McCormick
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Temporary Hardshop Exemption
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* To be filed by amendment per Temporary Hardship Exemption under Regulation S-T.