Form 10-Q/A
period 2014-09-30
Electronic Cigarettes International Group, Ltd.
filed 2014-11-20
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Victory Electronic Cigarettes Corporation (the “Company” or “we”) is filing this Amendment No. 1 (the “Amendment”) to our quarterly report on Form 10-Q for the quarter ended September 30, 2014, filed on November 19, 2014 (the “Original Filing”) to provide the interactive data files required by Item 601(b)(101) of Regulation S-K and Sections 405 of Regulation S-T.

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

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD.
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2014

Page Number

PART II: OTHER INFORMATION

Item 6. Exhibits	1

SIGNATURES	2

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*   Previously filed or furnished, as applicable, with the Original Filing.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD.

Date: November 20, 2014	By:	/s/ Brent David Willis
Brent David Willis
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 20, 2014	By:	/s/ James P. McCormick
James P. McCormick
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

2

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*   Previously filed or furnished, as applicable, with the Original Filing.