Form 10-Q/A
period 2014-03-31
Electronic Cigarettes International Group, Ltd.
filed 2015-04-01
CIK 1398702

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

EXPLANATORY NOTE

Victory Electronic Cigarettes Corporation (the “Company” or “we”) is filing this Amendment No. 1 (the “Amendment”) to our quarterly report on Form 10-Q for the quarter ended March 31, 2014 (the “Original 10-Q”) to incorporate changes to the Original 10-Q in response to comments received from the Securities and Exchange Commission (the “Commission”) as a result of the Commission’s review of the Original 10-Q.  Only Item 1 and Item 2 of Part I have been amended and restated in this Amendment, though with regard to Item 1, the only changes that have been made are to clarify Notes 3, 5, 6, 7 and 8 of our notes to the financial statements.

Unless otherwise disclosed herein, the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the filing of the Original 10-Q, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this Amendment. This Amendment should be read in conjunction with the Original 10-Q and the Company’s filings made with the Commission subsequent to the Original 10-Q, including any amendments to those filings.

VICTORY ELECTRONIC CIGARETTES CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2014

Page Number

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

PART II. OTHER INFORMATION

Item 6. Exhibits	26

SIGNATURES	27

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

VICTORY ELECTRONIC CIGARETTES CORPORATION
Unaudited Consolidated Statements of Operations and Comprehensive Income

	Three Months
	Ended March 31,
	2014	2013

Revenues
Internet sales	$282,219	$531,290
Retail and wholesale revenues	3,856,321	390,029
Total revenues	4,138,540	921,319

Cost of Goods Sold	2,781,667	400,372
Gross profit	1,356,873	520,947

Operating expenses
Advisory agreement warrants	$50,164,350	$-
Distribution, marketing and advertising	1,106,535	330,240
Selling, general and administrative	6,279,372	408,822
Total operating expenses	57,550,257	739,062

Loss from operations	$(56,193,384)	$(218,115)

Other expense
Fair value in excess of proceeds	29,215,500	-
Interest expense, net	1,002,576	34,311
Loss before income taxes	(86,411,460)	(252,426)

Income tax provision	-	-
Net loss	$(86,411,460)	$(252,426)

Other comprehensive income	1,309,146	-
Comprehensive loss	$(85,102,314)	$(252,426)

Net loss per common share:
Basic	$(1.36)	$(0.01)
Diluted	$(1.36)	$(0.01)

Weighted average number of shares outstanding
Basic	63,595,532	32,500,000
Diluted	63,595,532	32,500,000

See accompanying notes to consolidated financial statements.

VICTORY ELECTRONIC CIGARETTES CORPORATION
Unaudited Consolidated Statement of Stockholders' Equity (Deficit)

					Accumulated	Total
	Common stock		Additional	Accumulated	other comprehensive	stockholders'
	Shares	Amount	paid-in capital	deficit	income	equity (deficit )
Balance at December 31, 2013	53,394,000	$53,394	$4,727,138	$(21,293,048)	$-	$(16,512,516)

Issuance of common shares related to Vapestick acquisition	6,595,900	6,596	48,967,962	-	-	48,974,558

Issuance of common shares related to FIN acquisition	10,000,000	10,000	108,590,000	-	-	108,600,000

Stock based compensation	-	-	44,688	-	-	44,688

Conversion of debt	800,000	800	199,200	-	-	200,000

Exercise of stock options	500,000	500	124,500	-	-	125,000

Purchase of trademark	9,999	10	134,990	-	-	135,000

Net loss	-	-	-	(86,411,460)	-	(86,411,460)

Foreign currency translation	-	-	-	-	1,309,146	1,309,146

Balance at March 31, 2014	71,299,899	$71,300	$162,788,478	$(107,704,508)	$1,309,146	$56,464,416

See accompanying notes to consolidated financial statements.

VICTORY ELECTRONIC CIGARETTES CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Three Months
	Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(86,411,460)	$(252,426)
Adjustments to reconcile net loss to
net cash (used in) operating activities:
Depreciation expense	1,234,372	-
Stock based compensation	44,688	-
Warrant liability	76,651,843	-
Changes in operating assets and liabilities:
Accounts receivable	(2,589,093)	42,338
Inventory	2,027,270	27,915
Prepaid inventory	-	(147,898)
Other prepaid expenses, deposit, advances	(295,349)	887
Deposit	-	(100,000)
Employee advances	-	(15,000)
Other current assets	(103,956)	-
Accounts payable and accrued expenses	3,084,316	(3,863)
Deferred revenue	-	(17,699)
Other liabilities	(73,224)	-
Net cash (used in) operating activities	(6,540,649)	(465,746)

Cash flows from investing activities:
Purchases of property and equipment	(21,206)	(7,844)
Acquisition of businesses, net of cash acquired	(15,490,289)	-
Net cash (used in) investing activities	(15,511,495)	(7,844)

Cash flows from financing activities:
Proceeds from exercised stock options	125,000	-
Due to related party	(448,166)	453,311
Revolving line of credit, net	(85,825)	179,359
Payments on convertible notes	(450,000)	-
Proceeds from issuance of debt	26,275,000	-
Debt financing costs	(2,043,965)	-
Net cash provided by financing activities	23,326,467	632,670

Effect of exchange rate changes on cash	716,158	-

Net change in cash	1,990,481	159,080

Cash at beginning of the period	2,081,963	17,438

Cash at end of the period	$4,072,444	$176,518

Supplementary Cash Flow Information
Cash paid for interest	$519,122	$-

Disclosure of Non-Cash Transactions
Shares issued for trademark	$135,000	$-
Conversion of convertible promissory notes	$200,000	$-

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

The allocation of the purchase price for our acquisitions of Vapestick and FIN is considered preliminary as the Company is in the process of finalizing the purchase price allocation amounts received from its third party valuation specialist given the proximity of these acquisitions to March 31, 2014.  With regard to Vapestick, the Company is completing the evaluation of opening balance sheet tax amounts.  With regard to FIN, the Company is completing the evaluation of opening balance sheet identifiable intangibles and tax amounts.

The Company’s consolidated results of operations for the three months ended March 31, 2014 include the results of Vapestick and FIN since January 9, 2014 and February 28, 2014, respectively. The following table sets forth the unaudited pro forma results of operations assuming that the acquisitions occurred on January 1, 2013:

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

The 2014 Private Placements also contain mandatory default and prepayment provisions. The mandatory default amount represents the greater of the (i) as converted value of the note plus accrued interest or (ii) 115% of the outstanding principal and 100% of accrued interest, plus a make-whole amount, which represents interest for the remaining term of the note.  The prepayment provision allows the Company to prepay any portion of the outstanding principal amount of the note.

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

Promissory Notes
The Promissory Notes, issued in connection with the FIN acquisition, are due on May 29, 2014 and accrue interest at a rate of 10% per annum. Accrued and unpaid interest as of March 31, 2014 was approximately $125,000. If we fail to pay off the Promissory Notes in full by June 9, 2014, for every subsequent day the Promissory Notes are not paid in full, we will issue up to 12,500 shares of common stock per day, dependent on the outstanding principal amount at that time, but no more than a total of 500,000 shares of common stock.

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

The Company is obligated to comply with a number of covenants that include financial reporting, weekly collection reports, debt service and EBITDA coverage. As of March 31, 2014, the Company was in compliance with these covenants.

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

The Company, through the acquisition of Vapestick, became a party to a supplier agreement with Internet Marketing Hub Ltd. (“IMH”).  Under the terms of the agreement, IMH provides the labor and expertise for the design, development and maintenance, including search engine optimization for internet marketing on the websites: www.vapestick.co.uk and www.electroniccigarettedirect.co.uk.  The Company’s President-International is a 50% owner of IMH.  Pursuant to the terms of the agreement Vapestick will pay £15,000 ($24,900 as of March 31, 2014) for each month during which the agreement continues, and will pay an additional £10,000 ($16,600 as of March 31, 2014) per month for each month during the whole of which the Vapestick website is found at all times on page 1 of Google UK’s organic search listings, following a search of Google UK only, using only the key phrase “electronic cigarette”. Total costs incurred under this agreement were $62,882 for the three months ended March 31, 2014.

As described in the Company’s 2013 Form 10-K, on December 30, 2013, the Company entered into a comprehensive partnership agreement with Fields Texas Limited LLC's affiliate, E-Cig Acquisition Company LLC (“Fields Texas”), which is partially owned by one of the Company’s directors.  Amounts due under this agreement included a $200,000 development fee and $500,000 related to the acquisition of FIN for the three months ended March 31, 2014 of which all amounts have been paid.

During the three months ended March 31, 2014, 5,730,750 warrants were issued pursuant to the anti-dilution provisions of the strategic partnership agreement with Fields Texas with a strike price of $5.00.  In addition, the strike price of the previously issued warrants reset from $9.05 to $5.00; such reset was included in the determination of fair value at March 31, 2014.  Further, 500,000 warrants were issued for advisory services rendered.  The Company has included a $64.9 million warrant liability related to agreements with Fields Texas in the accompanying consolidated balance sheets at March 31, 2014 and has recognized $48.3 million of advisory agreement warrant expense included in the consolidated statements of operations and comprehensive income for the three months ended March 31, 2014 for fair value adjustments related to these warrants.

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

The Company filed a Form S-1 Registration Statement on May 12, 2014 for an underwritten public offering, which, based on each of their respective terms, revises the filing date of each of the registration rights discussed above until after the closing of said offering. As of March 31, 2014 , no liquidated damages were applicable, and currently no liquidated damages are probable.

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

	Warrants	Warrant Liability		(Loss)/gain recognized on fair value adjustment
December 31, 2013	7,075,000	$16,600,500	(1)
Fair value adjustment	—	18,350,000		$(18,350,000	)(3)
	7,075,000	$34,950,500

Issued:
Fields Texas	6,230,750	$30,799,905	(2)	(30,799,905	)(4)
Other advisory warrants	383,250	1,908,585		(1,908,585	)(4)
2014 Private Placements	5,475,000	27,200,550		3,787,350	(5)
March 31, 2014	19,164,000	$94,859,540		$(47,271,140)

(1)	Warrants as of December 31, 2013 represent warrants issued to Fields Texas pursuant to a strategic partnership agreement.
(2)
Additional warrants represent 5,730,750 warrants issued pursuant to the anti-dilution provisions associated with the warrants issued on December 27, 2013 and 500,000 warrants issued for 2014 advisory services also pursuant to the strategic partnership agreement.

(3)
Includes $894,140 related to warrants issued to William Fields pursuant to his role as a director of the Company included in Selling, general and administrative expense and $17,455,860 included in Advisory agreement warrant expense in the accompanying statements of operations and comprehensive income.

(4)	Included in Advisory agreement warrant expense in the accompanying statements of operations and comprehensive income.
(5)	Included in interest expense, net in the accompanying statements of operations and comprehensive income.

Included in Note 11 are the fair value adjustments related to the advisory agreement warrants, the warrants issued in connection with the 2014 Private Placements and the warrants issued to William Fields as follows:

Advisory agreement warrants	$50,164,350
Warrants issued with private placements	(3,787,350)
Selling, general and administrative	894,140
$47,271,140

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

The fair value of the underlying common stock was determined based on the closing price of the Company’s stock on March 31, 2014 with a marketability discount of 25%. The risk-free interest rate is based on the yield of U.S. treasury bonds over the expected term. The expected stock volatility is based on historical common stock prices for comparable publicly traded companies over a period commensurate with the life of the instrument.

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

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be antidilutive. Securities that were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented, are as follows:

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

The fair value of the underlying common stock was determined based on the closing price of the Company’s stock on March 31, 2014 with a marketability discount of 25%. The risk-free interest rate is based on the yield of U.S. treasury bonds over the expected term. The expected stock volatility is based on historical common stock prices for comparable publicly traded companies over a period commensurate with the life of the instrument.

Derivatives

Derivatives consisting of complex embedded derivatives are valued using a binomial option pricing model.  Key inputs into the model include a discount for lack of marketability on the stock price, expected volatility, and a risk-free interest rate. Any significant changes to these inputs would have a significant impact to the fair value. See further discussion in Note 4.

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

The 6% Notes are due on the first anniversary of the issuance dates if not converted prior to the maturity date and accrue interest at a rate of 6% on the aggregate unconverted and outstanding principal amount payable in cash on a monthly basis. The shares of common stock issuable upon conversion of the 6% Notes shall equal: (i) the principal amount of the Note to be converted (plus accrued interest and unpaid late charges, if any) divided by (ii) $9.92 (the “Original Conversion Price”). The Original Conversion Price for the 6% Notes is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the conversion price of the Notes will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than the current exercise price, with certain exceptions as further described in the Notes. Pursuant to the adjustment provision contained in the Notes, following the completion of our private offering on April 30, 2014, the conversion price of the Notes adjusted to $7.48 per share. Additionally, should the Company complete an underwritten public offering of a minimum of $25 million, the conversion price would reset to the price that is equal to 115% of the volume weighted average price (“VWAP”) of the Company’s shares of common stock on the trading day immediately following the pricing of such public offering should that price be lower than the conversion price then in effect. The Company must prepay $12,000,000 of the principal amount of the 6% Notes, plus any accrued and unpaid interest thereon, between 15 days and 30 days following the issue date. The 6% Notes may not be prepaid in whole or in part at any other time. The Purchasers have the right, in certain circumstances, to redeem all or portions of the 6% Notes, in exchange for either cash or shares of the Company’s common stock, including the ability to redeem an aggregate of up to $800,000 per month, as further described in Section 7 of the 6% Notes.

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

Overview

Victory Electronic Cigarettes Corporation (“Victory”, the “Company”, “we”, “our”, “us”) is a fast-growing independent marketer and distributor of electronic cigarettes (“e-cigarettes”). Our objective is to become a leader in   the rapidly growing, global e-cigarette industry. E-cigarettes are battery-powered products that simulate tobacco smoking through inhalation of nicotine vapor without the fire, flame, tobacco, tar, carbon monoxide, ash, stub, smell and other chemicals found in traditional combustible cigarettes. According to Euromonitor, the global tobacco industry represents a $756 billion market worldwide. In addition, there are an estimated 1.3 billion smokers globally according to The American Cancer Society, and these existing smokers are our target demographic and represent our primary source of revenue growth. We currently sell our products through more than 50,000 outlets across multiple channels in multiple countries.

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

In connection with our acquisition of Vapestick, we agreed to (1) offer the former shareholders of Vapestick the opportunity to participate in future equity offerings by us for so long as they own in the aggregate the greater of 5% of our outstanding shares of common stock or 50% of the number of shares of our common stock issued to the shareholders in connection with the acquisition, (2) fund the business of Vapestick in accordance with its business plan of approximately £350,000 ($581,000 as of March 31, 2014)  per month until December 31, 2014, the purpose of which is to ensure that Vapestick has the proper growth capital to reach its proposed targets, at which time we expect them to be self-sufficient, and we have satisfied this requirement to date,  (3) maintain the base salary and target cash bonus opportunities of the employees of Vapestick immediately after the acquisition for a period of twelve months following the acquisition and (4) grant piggyback registration rights for all of the shares issued to the Vapestick Shareholders should the Company file a registration statement relating to an offering for its own account or the account of others. As of March 31, 2014, the Vapestick Shareholders have not participated in any of our subsequent equity offerings.

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

Pursuant to the terms of the merger agreement, we acquired all issued and outstanding shares of FIN from its shareholders (the “FIN Shareholders”) in consideration for an aggregate of 10,000,000 shares of our common stock. Additionally, on the closing date we paid $10 million of certain indebtedness and liabilities of FIN and its subsidiaries and issued $15 million of promissory notes to the FIN Shareholders to satisfy other indebtedness and liabilities of FIN and its subsidiaries to them. A description of such promissory notes is described in “—Liquidity and Capital Resources” below.

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

Operating Expenses

Cost of advisory agreement warrants for the three months ended March 31, 2014 and 2013 were $50,164,350 and $0. This expense was due to the warrants we issued to Fields Texas Limited, LLC in connection with the advisory agreement that we entered into on December 30, 2013.

Distribution, marketing and advertising expenses for the three months ended March 31, 2014 and 2013 were $1,106,535 and $330,240 respectively, an increase of $776,295 or approximately 235%. The increase is primarily attributable to the addition of Vapestick and FIN. This increase primarily consists of marketing, advertising, and promotions, as we continued various advertising campaigns to increase both online and point of sale brand awareness.

Selling, general and administrative cost for the three months ended March 31, 2014 and 2013 were $6,279,372 and $408,822, respectively. The increase is primarily due to wages, cost associated with general administrative fees, customer service and purchasing outsourcing, insurance, telecommunications, supplies and other miscellaneous items, specifically attributable to the additions of Vapestick and FIN.

Other Expenses

Interest expense for the three months ended March 31, 2014 and 2013 were $1,002,576 and $34,311, respectively. The interest expense consists primarily of $3,893,250 of convertible debt accretion, $578,938 of interest on private placements, amortization of debt issue costs of $304,080 offset by the change in fair value of $3,893,250 related to the conversion feature of the debt.  The fair value in excess of proceeds for warrants issued in January and February 2014 was $29,215,500 and  $0 for the three months ended March 31, 2014 and 2013, respectively. The increase was attributable to the recognition of the costs associated with various warrants issued during 2014.

Net Loss

The net loss for the three months ended March 31, 2014 and 2013 was $85,102,314 and $252,426, respectively. The net loss per common share for the three months ended March 31, 2014 and 2013 was $1.36 and $0.01, respectively.

Liquidity and Capital Resources

Our uses of cash include working capital needs, debt service and potential acquisitions. As of March 31, 2014,  we  had cash of $4,072,444 and working capital deficit of $9,579,311, which included $30,238,112 of short term indebtedness described under “Debt and Equity Financings” below .  We estimate our operating expenses (exclusive of our advisory warrants) for the next 12 months may be as high as $72,000,000, consisting primarily of headcount and infrastructure costs, sales and marketing expenditures, research and development and general and administrative costs. We will also continue to evaluate and consider strategic acquisitions, which may require additional cash expenditures and borrowings or debt issuances and/or issuances of our common stock.

In connection with our acquisition of Vapestick, we agreed to 1) fund the business of Vapestick in accordance with its business plan of approximately £350,000 ($581,000 as of March 31, 2014) per month until December 31, 2014, the purpose of which is to ensure that Vapestick has the proper growth capital to reach its proposed targets, at which time we expect the Vapestick business to be self-sufficient and we have satisfied this requirement to date, and 2) maintain the base salary and target cash bonus opportunities of the employees of Vapestick immediately after the acquisition for a period of twelve months following the acquisition.

Our sources of cash include cash on hand, availability under our borrowing facilities and equity and debt financings. As of March 31, 2014, we had cash of $4,072,044 and availability under our FIN revolving credit facility of $11,289,723.

We are in the early stages of our business. We are required to fund our growth and working capital and service and refinance our indebtedness from the generation of financing activities, and we intend to continue to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk in our company being able to consummate convertible debt and equity financings on terms that are not overly dilutive to our existing shareholders. We can offer no assurance that we will be able to raise additional capital on acceptable terms or at all.

Cash Flows

Operating activities for the three months ended March 31, 2014 required cash of $6,540,649 compared to $465,746 for the three months ended March 31, 2013. The increase was primarily due to an increase in net losses of $86,411,460 of which $76,541,788 was attributed to a non-cash charge related to our advisory agreement warrants, and increases in accounts receivable of $2,589,093 partially offset by a decrease in inventory of $2,027,270 and increases in accounts payable and accrued expenses of $3,084,316.

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

FIN Revolving Credit Facility

Overview

On December 31, 2012, FIN Branding Group, LLC entered into a credit agreement with Wells Fargo Bank, National Association (the “Lender”), and as amended on September 10, 2013, for a $20,000,000 revolving credit facility with a maturity date of December 31, 2015 (the “Credit Agreement”). The amount available to be borrowed under the Credit Agreement from time to time is limited to a borrowing base based on FIN’s eligible receivables and inventories. Up to $2,000,000 of this revolving credit facility is available for letters of credit.

Interest Rate and Fees

Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 3.00%, which interest rate at March 31, 2014 was 3.23%.

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

Collateral

All obligations under the Credit Agreement are secured by a security interest in substantially all tangible and intangible assets of FIN whether now owned or hereafter acquired and pursuant to the March 31, 2014 amendment, a security interest in substantially all of our and VCIG’s tangible and intangible assets, whether now or hereinafter acquired subject to the security interest in our assets in favor of the holders of our 15% Convertible Notes.

Conditions to Borrowings

All borrowings under the Credit Agreement are subject to customary conditions, including that there has been no material adverse change in the business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise) of FIN and its subsidiaries.

Certain Covenants and Events of Default

The Credit Agreement contains customary covenants, including covenants that restrict FIN’s ability to, among other things, (i) incur indebtedness, (ii) create liens on assets and further negative pledges, (iii) dispose of its assets or change its line of business or ownership; (iv) pay distributions or make payments on certain junior debt, (v) make certain investments or (vi) engage in certain transactions with affiliates. In addition, FIN must maintain specified minimum EBITDA amounts ranging from negative $64,000 for the one-month period ending March 31, 2014, to positive $803,000 for the ten month period ending December 31, 2014. As of March 31, 2014, the minimum EBITDA requirement had been waived by the Lender as FIN did not achieve the requisite EBITDA number from operations.

The Credit Agreement also contains customary events of default, including any default in any other agreement to which FIN or any of its subsidiaries is a party with third parties relative to the indebtedness of FIN or such subsidiary involving an amount exceeding of $100,000 or more, and such default occurs at the final maturity of the obligations under such agreement or results in a right by such third parties to accelerate the maturity of FIN or its subsidiaries’ obligations thereunder. Upon the occurrence of an event of default, the lender may terminate its funding obligations under the Credit Agreement, accelerate all loans and exercise any of its rights under the Credit Agreement.

As of March 31, 2014, we were in compliance with all terms of the Credit Agreement.

Debt and Equity Financing for the three months ended March 31, 2014

15% Senior Secured Convertible Promissory Notes

Overview. On January 7, 2014, January 14, 2014, January 31, 2014, and February 28, 2014, we completed “best efforts” private offering of $27,375,000 aggregate principal amount of 15% Senior Secured Convertible Promissory Notes, as amended (the “15% Convertible Notes”) and warrants to purchase shares of common stock with accredited investors for total net proceeds to the Company of $25,424,790 after deducting placement agent fees and other expenses.

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

Collateral. As collateral security for all of the Company’s obligations under the 15% Convertible Notes and related documents executed in connection with the Offerings, the Company granted the Purchasers a first priority security interest in (1) all of the Company’s assets and (ii) the equity interests in each subsidiary of the Company, in each case whether owned or existing when the 15% Convertible Notes were issued or subsequently acquired or coming into existence, including any shares of capital stock of any subsidiary.

FIN Promissory Notes

Overview. On February 28, 2014, the Company and its wholly owned subsidiary, VCIG LLC, issued $15,000,000 principal amount of promissory notes (the “FIN Promissory Notes”) in connection with the acquisition of FIN.

Maturity and Interest. The FIN Promissory Notes become due on May 29, 2014, and accrue interest at a rate of 10% per annum.

Prepayment. We may prepay the FIN Promissory Notes without penalty. If we fail to pay off the FIN Promissory Notes in full by June 9, 2014, for every subsequent day the FIN Promissory Notes are not paid in full, we will issue up to 12,500 shares of common stock to the note holders as a penalty payment, dependent on the outstanding principal amount at that time, but no more than a total of 500,000 shares of common stock.

Subsequent Debt and Equity Financings

VIP Promissory Notes

Overview. On April 22, 2014, we issued $11,000,000 principal amount of promissory notes (the “VIP Promissory Notes”) to the MHL Shareholders in connection with our acquisition of MHL, as further described in “Subsequent Events below. The VIP Promissory Notes become due at the earlier of (1) October 14, 2014, (2) the day the Company first trades it shares of a common stock on certain listed exchanges (including the NYSE Market, the Nasdaq Capital Market, the Nasdaq Global Select Market, the Nasdaq Global Market or the New York Stock Exchange) or (3) the Company completes an underwritten public offering of a minimum of $40 million (the “Maturity Date”). Beginning on August 21, 2014, the VIP Promissory Notes will accrue interest at a rate of 10% per annum. We may prepay the VIP Promissory Notes at any time without penalty.

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

6% Original Issue Senior Secured Convertible Promissory Notes

Overview. On April 22, 2014, the Company completed a private offering of $24,175,824 principal amount of 6% Original Issue Discount Senior Secured Convertible Promissory Notes (the “6% Convertible Notes”) with accredited investors for total net proceeds to the Company of $20,511,200 after deducting placement agent fees.

Maturity and Interest. The 6% Convertible Notes are due on April 22, 2015  and accrue interest at a rate of 6% on the aggregate unconverted and outstanding principal amount payable in cash on a monthly basis.

Conversion. The 6% Convertible Notes may be converted in whole or in part into shares of common stock at the option of the holders of the 6% Convertible Notes at any time and from time to time. The conversion price is $9.92, as adjusted from time to time. The conversion price for the 6% Convertible Notes is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the conversion price of the Notes will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than the current exercise price, with certain exceptions as further described in the Notes. Furthermore, should the Company complete an underwritten public offering of a minimum of $25 million, the conversion price would reset to the price that is equal to 115% of the volume weighted average price (“VWAP”) of the Company’s shares of common stock on the trading day immediately following the pricing of such public offering should that price be lower than the conversion price then in effect. Pursuant to the adjustment provision contained in the 6% Convertible Notes, following the completion of our private offering on April 30, 2014, the conversion price of the 6% Convertible Notes adjusted to $6.50 per share.

Prepayments and Redemptions. The 6% Convertible Notes may not be prepaid in whole or in part at any time other than as described below. The Company must prepay $12,000,000 of the principal amount of the 6% Convertible Notes, plus any accrued and unpaid interest thereon, between 15 days and 30 days following the issue date.  The holders can require the Company to redeem up to $800,000 of the outstanding principal amount (plus accrued and unpaid interest thereon) per calendar month.

Collateral. As security for all of the Company’s obligations under the 6% Convertible Notes and related documents executed in connection with the Offering: (i) MHL (as defined below) granted a guarantee in favor of the holders of the 6% Convertible Notes supported by a first priority security interest in all of MHL’s assets  and (ii) the Company granted such holders a first priority security interest in all of the shares owned by the Company in MHL following the acquisition of MHL.

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

The Unit Offering

Overview. On April 30, 2014, we completed an initial “best efforts” private offering of $3,139,988  of units, each unit consisting of (i) one share of our common stock and (ii) a warrant to purchase 1/4 share of our common stock. Pursuant to a purchase agreement, we sold 483,075 units in the offering, at a price of $6.50 per unit, to accredited investors for total net proceeds to the Company of $2,825,989 after deducting placement agent fees and other expenses. In the offering, we issued 483,075 shares of our common stock and warrants to purchase 120,768 shares of our common stock.

Warrants. The warrants issued in the offering are exercisable for a period of five years from their issue date. The exercise price with respect to the warrants is $6.50 per full share, as adjusted from time to time. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the exercise price of the warrants will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than their current exercise price for two years following the issuance date, with certain limited exceptions.

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

Inventory Valuation
The Company must order its products and components for its products in advance of product shipments. The Company records a write-down for inventories of components and products which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs periodic detailed reviews of inventory that considers multiple factors including, but not limited to, demand forecasts, product life cycle status, product development plans and current sales levels. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, the Company may be required to record additional write-downs which would negatively affect gross margins in the period when the write-downs were recorded.  As of March 31, 2014 and December 31, 2013, the Company had an inventory obsolescence reserve of $315,000  and $15,000, respectively.

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

With regards to valuing embedded derivatives, there are a variety of methods to be used. We utilize a binomial model as the features of our derivatives, including the down round provisions within the agreements call for a more complex model than the standard Black-Scholes model to analyze the features appropriately. The binomial model allows multi period views of the underlying asset price and the price of the option for multiple periods as well as the range of possible results for each period, offering a more detailed view. The binomial model takes into account multiple scenarios to better reflect the complexity of the derivatives. Probabilities for each of the scenarios are determined based on extensive discussions with management and outside advisors on the expected likelihood as of the valuation date of an additional reset to the exercise price.

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

Warrant liability

The Company utilizes a binomial option pricing model to derive the estimated fair value of those of its warrants that are considered to be liabilities.  Key inputs into the model include the fair value of the common stock, in which the Company utilized the actual trading price less a discount for lack of marketability due to the thinly traded nature of the stock, the expected volatility of the stock price. A risk-free interest rate and probability-weighted scenarios with regard to the likelihood of changes to the exercise price of the warrant.

Any significant changes to these inputs would have a significant impact to the fair value. The fair value of our common stock reflects a 25% marketability discount given the low trading volume of our common stock. Upon listing on the NASDAQ, and sufficient trading volume, this discount will be eliminated.

The changes in fair value of the warrants are measured at each reporting date and recognized in earnings and classified commensurate with the purpose of issuance. Changes in the fair value of warrants issued for services performed are considered an operating expense and warrants issued in connection with debt are considered other (income) expense. See further discussion in Note 8 to our financial statements for the quarter ended March 31, 2014.

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

Subsequent Events

Acquisition of Must Have Limited (VIP)

On April 22, 2014, the Company entered into a share purchase agreement by and between (i) the Company and (ii) the shareholders of Must Have Limited (“MHL”), an England and Wales incorporated limited company (the “MHL Shareholders”). Pursuant to the terms of the agreement, the MHL Shareholders transferred to the Company all of the shares of MHL held by such shareholders in exchange for (1) the issuance of 2,300,000 shares of the Company’s common stock, (2) GBP £5,345,713 (equivalent to $9,000,000) in cash consideration, (3) $11,000,000 of promissory notes, (4) GBP £6,796,303 in respect of MHL’s surplus cash and (5)  up to $5,000,000 in cash as an earn-out, if the gross profit of VIP (as calculated in accordance with the terms of the Exchange Agreement) is equal to or exceeds £12,300,000 for the twelve month period ending June 30, 2014. A description of such promissory notes is located in “—Liquidity and Capital Resources” above.

PART II – OTHER INFORMATION

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

VICTORY ELECTRONIC CIGARETTES CORPORATION

Date: April 1, 2015	By:	/s/ Brent David Willis
Brent David Willis
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: April 1 , 2015		/s/ Philip Anderson
Philip Anderson
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