Form 10-Q/A
period 2014-03-31
Electronic Cigarettes International Group, Ltd.
filed 2015-04-01
CIK 1398702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

Electronic Cigarettes Internation Group, Ltd. (the “Company” or “we”) is filing this Amendment No. 2 (the “Amendment”) to our quarterly report on Form 10-Q for the quarter ended March 31, 2014 (the “Original 10-Q”) as amended on April, 1, 2015 (the "10-Q Amendment", and together with the Original 10-Q, the "Amended 10-Q") solely to furnish Exhibit 101 to the Amended 10-Q, which provides the consolidated financial statements and related notes from the Amended 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Amended 10-Q. This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Original 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original 10-Q.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD.
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2014

Page Number

PART II. OTHER INFORMATION

Item 6. Exhibits	1

SIGNATURES	2

i

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Previously filed or furnished, as applicapble.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD.

Date: April 1, 2015	By:	/s/ Brent David Willis
Brent David Willis
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: April 1, 2015		/s/ Philip Anderson
Philip Anderson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

2

EXHIBIT INDEX

Item 6. Exhibits

Exhibit Number	Description
31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
* Previously filed or furnished, as applicapble.