Form 10-Q/A
period 2014-06-30
Electronic Cigarettes International Group, Ltd.
filed 2015-04-01
CIK 1398702

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

EXPLANATORY NOTE

Victory Electronic Cigarettes Corporation (the “Company” or “we”) is filing this Amendment No. 1 (the “Amendment”) to our quarterly report on Form 10-Q for the quarter ended June 30, 2014 (the “Original 10-Q”) to re-classify portions of the Company’s debt from “long-term debt, net of current portion” to “current portion of long-term debt” as reflected on the Company’s consolidated balance sheets. Note 5 of the Notes to the Financial Statements has been updated to reflect this re-classification as well. Additionally, Item 2 of Part I has been updated to reflect changes based on the re-classification as well as changes made based on comments received from the Securities and Exchange Commission (the “Commission”) as a result of the Commission’s review of the Company’s Registration Statement on Form S-1 which contains the disclosure reflected in Item 2.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD.
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED JUNE 30, 2014

 ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
	2014	2013

Assets
Current assets:
Cash	$5,571,019	$2,081,963
Accounts receivable, net	3,948,152	112,921
Inventory	18,000,752	340,636
Prepaid expenses	2,989,395	42,704
Other current assets	489,145	6,750
Total current assets	30,998,463	2,584,974
Restricted cash	3,047,023	-
Deferred financing costs, net	2,187,935	-
Intangible assets, net	102,083,183	-
Goodwill	134,332,545	-
Property and equipment, net	1,544,452	27,376

Total assets	$274,193,601	$2,612,350

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$19,331,350	$306,200
Convertible promissory notes	-	650,000
Private placement funds received in advance	-	1,100,000
Due to related party	-	448,166
Current portion of long-term debt	50,764,201	-
Other liabilities	22,967	20,000
Total current liabilities	70,118,518	2,524,366

Warrant liabilities	86,860,291	16,600,500
Derivative liability	24,732,921	-
Deferred tax liability	9,427,331	-
Long-term debt, net of current portion	1,261,827	-
Total liabilities	$192,400,888	$19,124,866

Stockholders' equity (deficit)

Common stock, $.001 par value; 300,000,000 and 100,000,000 shares authorized, 74,627,885 and 53,394,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	74,628	53,394
Additional paid-in capital	184,638,841	4,727,138
Accumulated other comprehensive income	2,863,499	-
Accumulated deficit	(105,784,255)	(21,293,048)
Total stockholders' equity (deficit)	81,792,713	(16,512,516)

Total liabilities and stockholders' equity (deficit)	$274,193,601	$2,612,350

See accompanying notes to the consolidated financial statements.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income

	Six months		Three months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Revenues
Internet sales	$3,639,255	$835,983	$3,357,036	$356,560
Retail and wholesale revenues	11,787,008	745,373	7,930,687	355,285
Total revenues	15,426,263	1,581,356	11,287,723	711,845

Cost of goods sold	7,218,627	650,319	4,436,960	298,309
Gross profit	8,207,636	931,037	6,850,763	413,536

Operating expenses
Advisory agreement warrants	$53,505,222	$-	$3,340,872	$-
Distribution, marketing and advertising	6,076,180	586,985	4,969,645	250,239
Selling, general and administrative	24,294,304	961,957	18,014,932	563,087
Loss on impairment of goodwill	8,966,443	-	8,966,443	-
Total operating expenses	92,842,149	1,548,942	35,291,816	813,326

Loss from operations	$(84,634,513)	$(617,905)	$(28,441,129)	$(399,790)

Other (income) expense
Fair value in excess of proceeds	29,215,500	-	-	-
Warrant fair value adjustment	(12,456,723)	-	(8,669,373)	-
Derivative fair value adjustment	(4,212,539)	-	(319,248)	-
Interest expense, net	11,847,283	75,833	5,451,457	41,522
Loss before income taxes	$(109,028,034)	$(693,738)	$(24,903,965)	$(441,312)

Income tax (provision) benefit	24,536,827	-	24,536,827	-
Net loss	$(84,491,207)	$(693,738)	$(367,138)	$(441,312)

Other comprehensive income	2,863,499	-	1,554,353	-
Comprehensive (loss) income	$(81,627,708)	$(693,738)	$1,187,215	$(441,312)

Net loss per common share:
Basic and Diluted	$(1.23)	$(0.02)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
Basic and Diluted	68,609,985	33,065,111	73,500,294	33,630,222

See accompanying notes to the consolidated financial statements.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Unaudited Consolidated Statement of Stockholders’ Equity (Deficit)

					Accumulated	Total
	Common stock		Additional	Accumulated	other comprehensive	stockholders'
	Shares	Amount	paid-in capital	deficit	income	equity (deficit )
Balance at December 31, 2013	53,394,000	$53,394	$4,727,138	$(21,293,048)	$-	$(16,512,516)

Issuance of common shares related to Vapestick acquisition	6,595,900	6,596	48,967,962	-	-	48,974,558

Issuance of common shares related to FIN acquisition	10,000,000	10,000	108,590,000	-	-	108,600,000

Issuance of common shares related to Must Have Limited acquisition	2,300,000	2,300	15,522,700	-	-	15,525,000

Issuance of common shares on April 30, 2014	483,075	483	2,431,078	-	-	2,431,561

Issuance of common shares on June 19, 2014	140,410	140	733,989	-	-	734,129

Stock based compensation	-	-	89,376	-	-	89,376

Conversion of debt	800,000	800	199,200			200,000

Exercise of stock options	500,000	500	124,500	-	-	125,000

Exercise of warrants	404,500	405	3,117,908	-	-	3,118,313

Purchase of trademark	10,000	10	134,990	-	-	135,000

Net loss	-	-	-	(84,491,207)	-	(84,491,207)

Foreign currency translation	-	-	-	-	2,863,499	2,863,499

Balance at June 30, 2014	74,627,885	$74,628	$184,638,841	$(105,784,255)	$2,863,499	$80,292,713

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

As of June 30, 2014, the Company was not in compliance with certain requirements of its line of credit.  As a result of its non-compliance and pursuant to cross default provisions contained in the 6% Notes issued in May 2014, these notes are also in default.  See Notes 4 and 5.  Pursuant to the 6% Note agreement and the default provision, the holders must notify the Company of an intent to accelerate payment for the 6% Notes to be considered due and payable.  The holders have waived the event of default through September 3, 2014 and it is the Company’s understanding that there is no intent of the holders to accelerate the notes subsequent to the September 3, 2014 termination of the waiver.  Accordingly, the 6% Notes have been classified as non current liabilities in the accompanying consolidated balance sheets.  While the Company believes that a waiver will be obtained relative to the line of credit, there can be no assurance that this waiver will be obtained and at what cost.

2.	SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
Revenue is derived from product sales and is recognized upon shipment to the customer when title and risk of loss has passed and collection is reasonably assured.  Direct sales to individual customers are recognized within internet sales in the accompanying consolidated statements of income, while all sales to retailers and distributors are recognized within retail and wholesale revenues. Payments received by the Company in advance are recorded as deferred revenue until the merchandise has shipped to the customer.

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

5.             DEBT

 As of June 30, 2014 and December 31, 2013, debt is as follows:

	June 30,	December 31,
	2014	2013
January Private Placement	$2,772,472	$-
February Private Placement	1,983,958	-
6% Notes	13,218,180	-
4% Notes	4,383,704	-
FIN Seller Notes	11,375,000	-
VIP Seller Notes	11,000,000	-
Line of credit	7,292,714	-
Convertible promissory note	-	650,000
	$52,026,028	$650,000
Less current portion	(50,764,201)	(650,000)
Total long-term debt	$1,261,827	-

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

The Equity Offering

On July 15, 2014, we completed a private offering of shares of our common stock with Man FinCo Limited, a company incorporated as an offshore company under the regulations of the Jebel Ali Free Zone Authority (“Man FinCo”) for total net proceeds to the Company of $20,000,000. The Company paid placement agent fees and other expenses in the form of 215,384 shares of Common Stock and warrants to acquire 118,519 shares of Common Stock at an exercise price of $6.75 per share. In the offering, we issued 2,962,963 shares of our common stock at a purchase price of $6.75 per share or $20,000,000 in the aggregate. Pursuant to our agreement with Man FinCo, we agreed that if we sold shares of Common Stock in a public offering at a price of less than $7.94, then we would issue to Man FinCo such additional number of shares of Common Stock equal to (i) $20,000,000 divided by the public offering price multiplied by 0.85 (the “Reset Price”) (ii) less any shares initially issued to Man FinCo. Additionally, the Company granted to Man FinCo an option to purchase an additional number of shares of Common Stock as is derived by dividing $40,000,000 by the lower of $6.75 and the Reset Price. Man FinCo may exercise the option in whole or in part at any time prior to the first anniversary of the closing date of the initial purchase. In the event that Man FinCo does not exercise the option in whole or in part prior to such first anniversary, the option shall remain exercisable in whole or in part until the second anniversary of the closing date of the initial purchase, but only for half the number of additional shares.

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

Overview

Electronic Cigarettes International Group, Ltd. (“ECIG”, the “Company”, “we”, “our”, “us”) is a fast-growing independent marketer and distributor of electronic cigarettes (“e-cigarettes”).  Our objective is to become a leader in the rapidly growing, global e-cigarette industry. E-cigarettes are battery-powered products that simulate tobacco smoking through inhalation of nicotine vapor without the fire, flame, tobacco, tar, carbon monoxide, ash, stub, smell and other chemicals found in traditional combustible cigarettes. According to Euromonitor, the global tobacco industry represents a $756 billion market worldwide. In addition, there are an estimated 1.3 billion smokers globally according to The American Cancer Society, and these existing smokers are our target demographic and represent our primary source of revenue growth. We currently sell our products through more than 50,000 outlets across multiple channels in multiple countries.

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

Acquisition of Must Have Limited (VIP)

On April 22, 2014, we entered into a share purchase agreement  by and between (i) the Company and (ii)  the shareholders of Must Have Limited (“MHL”), an England and Wales incorporated limited company (the “MHL Shareholders”). Pursuant to the terms of the agreement, the MHL Shareholders transferred to us all of the shares of MHL held by such shareholders in exchange for (1) the issuance of 2,300,000 shares of the Company’s common stock, (2) GBP £5,345,713 (equivalent to $9,000,000) in cash consideration, (3) $11,000,000 of promissory notes, (4) GBP £6,796,303 in respect of MHL’s surplus cash and (5) up to $5,000,000 in cash as an earn-out, if the gross profit of VIP (as calculated in accordance with the terms of the agreement) is equal to or exceeds £12,300,000 for the twelve month period ending June 30, 2014. A description of such promissory notes is located in “—Liquidity and Capital Resources” below.

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

The agreement may be terminated prior to closing by us by giving written notice to the Ten Motives Shareholders should a material adverse change occur or by the Ten Motives Shareholders should the Listing not occur by September 30, 2014, we are required to pay a $350,000 break-up free to Ten Motives.

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

Components of Revenues and Costs and Expenses

Revenues

Our revenues are derived from the sale of e-cigarette products directly to customers over the internet and to various retailers and wholesalers. Our revenues are recorded net of return reserves, which represent that portion of gross revenues not expected to be realized. In particular, retail revenue, including e-commerce sales, is reduced by estimates of returns. We have not recorded a sales return reserve in any of our historical periods to date.

We offer sales incentives and discounts to our customers and consumers including rebates, shelf-price reductions and other trade promotional activities, which are reflected in our net revenues.

Cost of Goods Sold

Cost of goods sold consists of the costs of products manufactured by our suppliers, including freight-in  and packaging, and related warehousing expenses.

Operating Expenses

Operating expenses consist primarily of our mark-to-market adjustments on our advisory agreement warrants, equity offered to certain distribution partners pursuant to co-investment programs , distribution, marketing and advertising expenses and selling, general and administrative expenses.

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

Results of Operations

Comparison for the three and six months ended June 30, 2014 and June 30, 2013

Revenues
Revenue for the three months ended June 30, 2014 and 2013 were $11,287,723 and $711,845, respectively, an increase of $10,575,878. Revenue for the six months ended June 30, 2014 and 2013 was $15,426,263 and $1,581,356, respectively, an increase of $13,844,907. The increase in revenue is attributable to our acquisition of Vapestick, FIN, and VIP. Additionally, we began to increase our retail and wholesale marketing in U.S chains as well as through our international online and retail channels.. For the three months ended June 30, 2014, we recorded a return reserve of approximately $550,000. We had not recorded a sales return reserve in any of our previous historical periods.

Revenue on a pro forma basis, as if the acquisitions had occurred on January 1, 2013, for the three months ended June 30, 2014 and 2013 was $13,210,893 and $18,825,381, respectively, a decrease of $5,614,488. Revenue on the same pro forma basis for the six months ending June 30, 2014 and 2013 was $30,478,153 and $42,774,609, respectively, a decrease $12,296,456. The declines were primarily attributable to high levels of sales in the first half of 2013 related to the initial national roll-out by FIN of disposable and rechargeable e-cigarette devices that did not recur at these levels in 2014 as consumers migrated toward other vapor products.

As a result of this consumer trend, the Company substantially revamped its product offerings to include vaporizers, tanks, as well as open and closed vapor products. These products are initially being offered under the FIN brand in the U.S. and will shortly be launched in the U.K. under the Vapestick brand.

Cost of goods sold for the three months ended June 30, 2014 and 2013 were $4,436,960 and $298,309 respectively, an increase of $4,138,651. Cost of goods sold for the six months ended June 30, 2014 and 2013 were $7,218,627 and $650,319 respectively, an increase of $6,568,308. These increases were primarily due to the acquisitions of Vapestick, FIN, and VIP.    Management believes that cost of goods sold expense as a percent of net sales, which was 39.3% and 46.8% for the three months and six months ended June 30, 2014, respectively, will maintain or slightly increase as a result of new product introductions that are intended to keep up with changing or evolving consumer preferences.

Operating Expenses
Advisory agreement warrants for the three months ended June 30, 2014 and 2013 were $3,340,872 and $0, respectively. Advisory agreement warrants for the six months ended June 30, 2014 and 2013 were $53,505,222 and $0, respectively. These expenses reflects the warrant we issued to FTX and Fields Texas in connection with the advisory agreement that we entered into on December 30, 2013, and April 2014, respectively.

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

Selling, general and administrative cost for the three months ended June 30, 2014 and 2013 was $18,014,932 and $563,087, respectively, an increase of $17,451,845. Selling, general and administrative cost for the six months ended June 30, 2014 and 2013 were $24,294,304 and $961,957, respectively, an increase of $23,332,347. These increases were primarily due to wages, cost associated with general administrative fees, customer service and purchasing outsourcing, insurance, telecommunications, supplies and other miscellaneous items, specifically attributable to the additions of Vapestick and FIN, as well as the general build out of our business from an internet only business. Other factors attributable to our increase in selling, general and administrative cost from the prior three and six month periods in 2013 related to increases in compensation related to increased hires, costs associated with our pursuit of acquisitions, legal expenses related to our efforts to list our shares on the Nasdaq Global Market, increased marketing initiatives and costs associated with running an international business, and increased travel related to attendance at trade shows and other marketing initiatives.

Loss on impairment of goodwill for the three months ended June 30, 2014 and 2013 were $8,966,443 and $0, respectively. Loss on impairment of goodwill for the six months ended June 30, 2014 and 2013 were $8,966,443 and $0, respectively. We test for impairment during any reporting period if certain triggering events occur. As of June 30, 2014, our FIN reporting unit was considered to have a triggering event due to the faster than expected migration of U.S. consumers from disposable products and an accompanying decrease in forecasted revenue as the Company responded through the introduction of new products.  The significant change in the analysis from that used in the February FIN purchase price allocation was a 29% reduction of the “year 1” revenue. The Company would have recorded approximately an additional $4.9 million loss on goodwill impairment if the “year 1” revenue projection used in the June 30 impairment analysis was reduced 10% and carried forward for the years thereafter.  When estimating the fair value of goodwill, we make assumptions regarding revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment as we operate in a high growth industry and have recently acquired our reporting units.

Other Expenses
Interest expense for the three months ended June 30, 2014 and 2013 were $5,451,457 and $41,522, respectively. Interest expense for the six months ended June 30, 2014 and 2013 was $11,847,283 and $75,833, respectively. The increases were attributable to interest on the convertible notes issued by the Company in 2014 and 2013 and the payment of penalty shares in the quarter ended June 30, 2014 due to late repayment of the FIN Promissory Notes, as well as amortization of deferred finance costs and the accretion of debt, offset by interest income on the conversion feature on certain debt instruments. The fair value in excess of proceeds for warrants issued during 2014 was $29,215,500 and $0 for the six months ended June 30, 2014 and 2013, respectively. The increase was attributable to the recognition of the costs associated with various warrants issued during 2014.

Warrant fair value adjustment for the three months ended June 30, 2014 and 2013 were $8,669,373  and $0, respectively. Warrant fair value adjustment for the six months ended June 30, 2014 and 2013 was $12,456,723 and $0, respectively. Derivative fair value adjustment for the three months ended June 30, 2014 and 2013 were $319,248  and $0, respectively. Derivative fair value adjustment for the six months ended June 30, 2014 and 2013 was $4,212,539 and $0, respectively.  These adjustments were primarily due to the exercise and conversion features in our warrants and notes issued in 2014, stemming from the reset of exercise and conversion prices in such warrants and notes as well as movement in the Company’s stock price.

We realized an income tax benefit of  $24,536,827  in the three-month period ended June 30, 2014, The income tax benefit resulted from management’s  conclusion that a portion of its deferred tax asset will be realized, allowing for the release of a portion of its valuation allowance.  This benefit is a result of business combination accounting and not another source of future taxable income. As of June 30, 2014, we projected that approximately $10.8 million of our deferred tax assets will not be realizable.

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

Liquidity and Capital Resources

Our uses of cash include working capital needs, debt service and potential acquisitions. As of June 30, 2014, we had unrestricted cash of $5,571,019, and a working capital deficit of $39,120,055 which included $50,764,201 of short-term indebtedness described under “Debt and Equity Financings” below. We estimate our operating expenses (exclusive of our advisory warrants) for the next 12 months may  be approximately  $100,000,000 consisting primarily of headcount and infrastructure costs, sales and marketing expenditures, research and development and general and administrative costs. We are also continuing to evaluate and consider strategic acquisitions, which would require additional cash expenditures and borrowings or debt issuances and/or issuances of our common stock.

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

In the six months ended June 30, 2014, we raised total net proceeds of $55,533,372 through our equity and debt offerings as described below. We used such proceeds to finance the cash components of our acquisitions of Vapestick, FIN and VIP, for general working capital and to repay a portion of notes related to the 6% Convertible Note offering.

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

Cash Flows

Operating activities for the six months ended June 30, 2014 required cash of $10,939,359 compared to $292,564 for the six months ended June, 30 2013, an increase of $10,646,795. This increase was primarily due to offering and acquisition costs of approximately $4.5 million and related professional fees of approximately $4.8 million.. Should the Company undertake future offerings and acquisition activities it can be expected that some level of these expenditures will recur in the future

Our cash flows provided by financing activities were $35,539,913 and $2,508,655 for the six months ended June 30, 2014 and 2013, respectively, an increase of $33,031,258  primarily due to the proceeds from the issuance of debt.

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

Conversion. The 15% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 15% Convertible Notes equal: (i) the outstanding principal amount of the 15% Convertible Note divided by (ii) a conversion price of $5.00, as adjusted from time to time. The conversion price for the 15% Convertible Notes is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the conversion price of the 15% Convertible Notes will be adjusted should the Company issue any equity or convertible debt at a purchase price or with a conversion price that is less than the current exercise price, with certain exceptions as further described in the 15% Convertible Notes.. Furthermore, if the Company or any subsidiary thereof sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any of its common stock or any securities which would entitle the holder thereof to acquire at any time its common stock, then the conversion price for the 15% Convertible Notes will be adjusted downward by multiplying it by a fraction, the numerator of which shall be 79,163,999 and the denominator of which shall be the number of fully-diluted shares of our common stock outstanding following such issuance. As a result of the subsequent issuances of our convertible notes, warrants and shares of our common stock described below, the conversion price of the 15% Convertible Notes is currently $3.77   per share.

Prepayments. The 15% Convertible Notes may be prepaid in cash, in whole or in part, at any time for 115% of sum of the outstanding principal and accrued interest.

Warrants. The warrants issued in the offerings are exercisable for an aggregate of 5,475,000 shares of the Company’s common stock. The Warrants are exercisable for a period of five years from their respective issue dates. The exercise price with respect to the Warrants is $5.00 per share, as adjusted from time to time. The exercise price and the amount of shares of our common stock issuable upon exercise of the warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, should the Company issue any equity or options, warrants or convertible debt at a purchase price or with an exercise price or conversion price that is less than their current exercise price, the exercise price of the warrants will be adjusted to such lower price. Furthermore, if the Company or any subsidiary thereof sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any of its common stock or Common Stock Equivalents, then the exercise price for the warrants will be adjusted downward by multiplying it by a fraction, the numerator of which shall be 79,163,999 and the denominator of which shall be the number of fully-diluted shares of our common stock outstanding following such issuance. As a result of the subsequent issuances of our convertible notes, warrants and shares of our common stock described below, as of June 30, 2014, the conversion price of the 15% Convertible Notes was $3.77 per share.

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

6% Original Issue Discount Senior Secured Convertible Promissory Notes

Overview. On April 22, 2014, the Company completed a private offering of $24,175,824 principal amount (the “First Tranche”) of 6% Original Issue Discount Senior Secured Convertible Promissory Notes, as amended (the “6% Convertible Notes”) with accredited investors for total net proceeds to the Company of $20,511,200 after deducting placement agent fees and other expenses. On June 3, 2014, we and the holder of the 6% Convertible Notes amended the 6% Convertible Notes, and we agreed to issue an additional $7,692,308 principal amount of 6% Convertible Notes in two additional tranches. On that date we issued additional 6% Convertible Notes in the principal amount of $4,395,604 (the “Second Tranche”) for total net proceeds to the Company of $3,950,000. The third tranche of additional 6% Convertible Notes in the principal amount of up to $3,596,704 (the “Third Tranche”) is expected to be purchased on September 2, 2014, or such other date as the parties may agree, subject to the satisfaction of certain closing conditions set forth in the 6% Notes.

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

Subsequent Debt and Equity Financings

The Equity Offering

Overview. On July 15, 2014, we completed a private offering of shares of our common stock with Man FinCo Limited, a company incorporated as an offshore company under the regulations of the Jebel Ali Free Zone Authority (“Man FinCo”) for total net proceeds to the Company of $20,000,000. The Company paid placement agent fees and other expenses in the form of 215,384 shares of Common Stock and warrants to acquire 118,519 shares of Common Stock at an exercise price of $6.75 per share. In the offering, we issued 2,962,963 shares of our common stock at a purchase price of $6.75 per share or $20,000,000 in the aggregate. Pursuant to our agreement with Man FinCo, we agreed that if we sold shares of Common Stock in a public offering at a price of less than $7.94, then we would issue to Man FinCo such additional number of shares of Common Stock equal to (i) $20,000,000 divided by the public offering price multiplied by 0.85 (the “Reset Price”) (ii) less any shares initially issued to Man FinCo. Additionally, the Company granted to Man FinCo an option to purchase an additional number of shares of Common Stock as is derived by dividing $40,000,000 by the lower of $6.75 and the Reset Price. Man FinCo may exercise the option in whole or in part at any time prior to the first anniversary of the closing date of the initial purchase. In the event that Man FinCo does not exercise the option in whole or in part prior to such first anniversary, the option shall remain exercisable in whole or in part until the second anniversary of the closing date of the initial purchase, but only for half the number of additional shares.

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

Critical Accounting Policies

Revenue Recognition

Revenue is derived from product sales and is recognized upon shipment to the customer when title and risk of loss has passed and collection is reasonably assured.  Direct sales to individual customers are recognized within internet sales in the accompanying consolidated statements of income, while all sales to retailers and distributors are recognized within retail and wholesale revenues. Payments received by the Company in advance are recorded as deferred revenue until the merchandise has shipped to the customer.

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

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired. We review goodwill for impairment at the reporting unit level annually as of November 1 or, when events or circumstances dictate, more frequently. For purposes of goodwill impairment reasons our reporting units are Vapestick, FIN, and VIP.  The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit's fair value is less than its carrying amount, and if necessary, a two-step goodwill impairment test. Factors to consider when performing the qualitative assessment include general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the two-step goodwill impairment test, the fair value of the reporting unit is determined and compared to the carrying value of the net assets allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.

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

We recently completed the acquisitions of FIN, Vapestick, and VIP.  During the three months ended June 30, 2014, certain measurement-period adjustments were made with respect to certain deferred tax liabilities that were identified to exist on the acquisition date for each of these acquisitions.  As a result, deferred tax liabilities have been recorded for the identifiable intangibles acquired in these acquisitions as the amounts are non-deductible for income tax.  Goodwill and deferred tax liabilities were both increased by $33,964,158 during the three months ended June 30, 2014 as a result of these measurement-period adjustments. The Company has also recognized deferred tax assets of $24,536,827 primarily related to net operating losses and mark to market adjustments on the Company’s warrants and derivatives, which will offset the deferred tax liabilities. Accordingly, the Company has recorded a net long-term deferred tax liability of $9,427,331 as of June 30, 2014.

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

Deferred Tax Assets and Liabilities

During 2014, the Company made acquisitions upon which fair value business combination adjustments were made to the historical assets and liabilities of the acquired enterprises. Among the business combination adjustments (for each of the acquisitions) were identifiable intangible assets that included customer relationships and trade names. These identifiable intangible assets are subsequently amortized for financial reporting purposes over the estimated useful lives of the respective assets. From an income tax accounting perspective, these acquisitions are non-taxable. As a result, the underlying assets acquired do not receive a step up in income tax basis. Consequently, the amortization to be recorded for financial reporting purposes will not be deductible for tax purposes.

The deferred tax liabilities recorded relating to the business combination will reverse over the scheduled amortization period of the underlying intangible asset and will produce taxable income in future periods in the appropriate tax jurisdiction (see the discussion below regarding U.S. and U.K. deferred tax liabilities.) This reversal is within the anticipated reversal period of existing deferred tax assets and therefore provides objective, positive evidence as to the ability of the Company to realize other deferred tax assets that produce tax deductions in those same periods.

The Company’s acquisitions were made in the United States and the United Kingdom. As these are separate tax jurisdictions, the impact of the acquired deferred tax liabilities must be considered separately for each jurisdiction per ASC 740-10-45-6. The following schedule provides a summary of deferred tax assets and liabilities subsequent to the business combination by jurisdiction. We have included the valuation allowance as recorded in this schedule.

(in millions)	United States	United Kingdom	Consolidated
Stock Warrants	$23.9	$—	$23.9
Derivatives Adjustment	7.0	—	7.0
Net Operating Loss	4.0	0.1	4.1
Other	0.4	—	0.4

Deferred Tax Assets	$35.3	$0.1	$35.4
Valuation Allowance	(10.8)	—	(10.8)

Net Deferred Tax Assets	$24.5	$0.1	$24.6

Customer Relationships	(17.1)	(4.7)	(21.8)
Tradenames	(7.4)	(4.8)	(12.2)

Net Deferred Tax Assets/(Liabilities)	$—	$(9.4)	$(9.4)

As can be seen in the table above, subsequent to the business combination accounting the U.S. deferred tax assets are in excess of the deferred tax liabilities by $10.8 million. As reversing deferred tax liabilities is the only source of future taxable income identified under ASC 740-10-30-18, the Company has recorded a valuation allowance for the excess deferred tax asset of $10.8 million.

The Company did not limit the analysis of the impact of the business combinations on existing deferred tax assets and liabilities to the recording of the deferred tax liabilities on intangibles. We believe that currently there is insufficient evidence to conclude that the business combination will provide future taxable income aside from the deferred tax liabilities recorded on the intangibles. This conclusion limits the amount of income tax benefit and the corresponding deferred tax asset recognized during the current year to the amount of deferred tax liability recorded in the appropriate jurisdiction.

During the second quarter ended June 30, 2014 the Company recorded the income tax benefit of $24.5 million related to the future realization of deferred tax assets. As is detailed above the income tax benefit is limited to U.S. income tax jurisdiction deferred tax liabilities acquired. In accordance with ASC 850 this income tax benefit is recorded as a component of income tax expense and not as a business combination adjustment. As this benefit is a result of business combination accounting and not another source of future taxable income, the benefit is recorded in the second quarter and no additional benefit is anticipated in future periods without a subsequent change in the Company’s conclusion regarding the need for a valuation allowance.

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

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD.

Date: April 1, 2015	By:	/s/ Brent David Willis
Brent David Willis
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: April 1 , 2015	By:	/s/ Philip Anderson
Philip Anderson
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

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