Form 10-Q/A
period 2014-06-30
Electronic Cigarettes International Group, Ltd.
filed 2015-04-01
CIK 1398702

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

EXPLANATORY NOTE

Electronic Cigarettes International Group, Ltd. (the “Company” or “we”) is filing this Amendment No. 2 (the “Amendment”) to our quarterly report on Form 10-Q for the quarter ended June 30, 2014 (the “Original 10-Q”) as amended on April, 1, 2015 (the "10-Q Amendment", and together with the Original 10-Q, the "Amended 10-Q") solely to furnish Exhibit 101 to the Amended 10-Q, which provides the consolidated financial statements and related notes from the Amended 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

* Previously filed or furnished, as applicable.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD.

Date: April 1, 2015	By:	/s/ Brent David Willis
Brent David Willis
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: April 1, 2015	By:	/s/ Philip Anderson
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

* Previously filed or furnished, as applicable.