Form 10-K
period 2014-12-31
Electronic Cigarettes International Group, Ltd.
filed 2015-04-01
CIK 1398702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     ☐   No     ☑

As of June 30, 2014, 4,975,192 (retroactively adjusted to reflect the March 24, 2015 one-for-fifteen reverse stock split) shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2014, the last business day of the second fiscal quarter, was approximately $432,092,162, based on price of $132.30 (retroactively adjusted to reflect the March 24, 2015 one-for-fifteen reverse stock split) at which the registrant’s common equity was last sold as quoted on the Over-the-Counter Bulletin Board on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 34,879,194 shares of its common stock outstanding as of March 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the proxy statement for the 2015 annual meeting of stockholders.

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

ii

PART I

Item 1.          Business

Overview

We are an independent marketer and distributor of vaping products and electronic cigarettes. Our objective is to become a leader in the rapidly growing, global electronic cigarette and vaping (“e-cigarette”) segment of the broader nicotine related product industry including traditional tobacco. E-cigarettes are battery-powered products that simulate tobacco smoking through inhalation of nicotine vapor without the fire, flame, tobacco, tar, carbon monoxide, ash, stub, smell and other chemicals found in traditional combustible cigarettes. According to Euromonitor, the global tobacco industry represents a $783 billion market worldwide. In addition, there are an estimated 1.3 billion smokers globally according to The American Cancer Society, and these existing smokers are our target demographic and represent our primary source of revenue growth. We currently sell our products through more than 50,000 outlets across multiple channels in multiple countries.

We accommodate the various product preferences of e-cigarette users by offering a comprehensive set of product offerings, including disposables, rechargeables, tanks, starter kits, e-liquids, open and closed-end vaping systems and accessories. Our products consist of durable components and nicotine liquids that undergo rigorous quality testing during production. We market our products through what we believe is one of the most extensive brand portfolios in the e-cigarette industry. Our global brand portfolio includes the FIN, VIP, VAPESTICK and VICTORY brands. We believe that this combination of product breadth and quality, combined with our effective brand strategy, resonates strongly with adult consumers who associate our products with ease of use, quality, reliability and great taste.

Stronger consumer demand has led retailers to allocate additional shelf space to e-cigarettes and we strive to offer our products at or near every point of distribution where traditional cigarettes are available in the markets we serve. We sell our products through a variety of channels, including wholesale distributors, convenience stores, grocery stores, mass merchandisers, club stores, vape shops, independent retailers and our e-commerce websites.

We are focused on rapidly securing additional retail distribution in both the domestic United States and international markets through strategic partnerships with key retailers and distributors. We plan on further penetrating existing markets and acquiring new customers by implementing our multi-brand/multi-product strategy, offering products across all price points, to satisfy the demand of consumers with varying preferences. We believe we offer retailers and distributors attractive margins as a result of our low-cost strategy and structured incentives.

Our goal is to become the leading independent e-cigarette company in the world. We expect to achieve that goal by maximizing our points of distribution, maintaining our low-cost strategy and continuing to differentiate our products and brands in order to resonate with consumers in local markets around the world. We have grown our business both organically and through strategic acquisitions. Our growth trajectory has been further enhanced by accelerating global demand for e-cigarettes over the past few years.

Our Market Opportunity

We operate within the rapidly growing and global e-cigarette industry, an emerging product segment that is taking market share from the $783 billion global tobacco industry. The American Cancer Society estimates that there are 1.3 billion tobacco smokers in the world, consuming approximately 6 trillion cigarettes per year, or 190 thousand cigarettes per second. Tobacco use is the leading cause of preventable illness and death, causing more than 5 million annual deaths worldwide according to the Center for Disease Control and Prevention (“CDC”). We believe e-cigarettes offer current smokers an alternative to traditional cigarettes.

The e-cigarette is still in the early stages of its market penetration, and thus is highly fragmented with approximately 250 brands worldwide according to the CDC. Primarily propelled by the cannibalization of the traditional tobacco industry, the global e-cigarette industry has recently experienced dramatic growth. According to Canaccord Genuity, e-cigarettes accounted for approximately $4.8 billion in 2014 of global retail sales, with approximately 44% of sales generated in the U.S., 31% of sales generated in Europe, and 25% of sales generated in the rest of the world. Euromonitor also projects e-cigarette sales to be approximately $51 billion, or 4% of the global tobacco and tobacco alternatives market, by 2030. We believe that we are well positioned to benefit from, and take advantage of, these attractive market trends in the coming years.

Business Strengths

Low-Cost Strategy

Our approach is to minimize overall costs by sourcing directly with suppliers instead of receiving supplies through third parties, utilizing a low-cost in-store marketing strategy as well as implementing a lean overhead structure. This allows us to offer an attractive price proposition to our retail and distribution customers. This approach originates in China and abroad, where we work directly with our manufacturing partners instead of using third party sourcing agents. Further, in contrast to many of our competitors who incur considerable advertising and marketing expenditures, we believe that having the majority of our marketing in-store at the point of purchase provides the highest return on investment.

Competitive Position in Key Global e-Cigarette Markets

In the United States, FIN is the third largest e-cigarette brand for the 52-week period ended February 14, 2015 in the expanded all outlets combined (“XAOC”) and convenience store channels according to Nielsen data. We also believe that Vapestick Holdings Limited (“Vapestick”) and Must Have Limited (“MHL” or “VIP”) combine to represent one of the largest e-cigarette businesses in the U.K.

Through our disciplined acquisition and expansion strategy, we believe we have one of the broadest global footprints in the e-cigarette industry. In January 2014, we closed our first international acquisition when we acquired Vapestick, which included the VAPESTICK brand, which gave us an initial and recognizable European brand of e-cigarettes, around which we could grow our business in the European market. In February 2014, we completed our acquisition of FIN Electronic Cigarette Corporation, Inc. (“FIN”) and its FIN brand, gaining access to a robust sales force and 50,000 outlets in the U.S. More recently, we acquired VIP and its VIP brand in April 2014. We believe that the VIP acquisition further solidifies us as a strategic participant in Europe and brings further product portfolio breadth and a multi-channel distribution system that we believe is replicable worldwide.

Multi-Channel Go-To-Market Approach

We operate a diversified multi-channel distribution model, enabling us to efficiently reach our adult consumers with our products. We sell our products globally through food, drug and mass retailers, convenience stores, direct-store-delivery distributors, vape shops and through the e-commerce channel. As of December 31, 2014, we sold our products through more than 50,000 points of distribution globally. Today, we service a broad base of global retailers, including Wal-Mart, Walgreens, Tesco, 7-Eleven, Speedway, Shell and HEB Grocery Company, and leading distributors, including McLane and Core-Mark in the United States and Palmer and Harvey in the United Kingdom.

We believe that our diversified channel mix provides us with an advantage over those of our competitors that offer their products through fewer channels. We also believe we will be able to quickly adapt and shift our channel mix as regulations and consumer preferences change. Additionally, we believe that having multiple touch points with end consumers drives customer loyalty and brand awareness.

Comprehensive Product and Brand Portfolio

By differentiating our products based on appearance, quality, perceived value and price, we provide our retail and distribution partners with a one-stop solution for all of their e-cigarette needs across varying price points. We currently sell electronic cigarettes under several different brands, including FIN, VIP, VAPESTICK and VICTORY. Through this multi-brand/multi-product strategy, we have strategically positioned our portfolio to serve a diverse set of markets and consumer preferences. Ultimately, our target market is the approximately 1.3 billion tobacco smokers who exist worldwide. While many of our competitors limit themselves by focusing on a single brand or product type, our product offerings span the range of customer interests including disposables, rechargeables, tanks, starter kits, e-liquids, open and closed-end vaping systems and accessories. In the U.S. our Victory brand functions as our opening price point brand, while our FIN branded products represent our premium offering.

Growth Strategies

Drive Organic Growth through Effective Merchandising, Distribution and Global Expansion

We are pursuing three strategies to drive organic growth:

Increase Sell-through and Trial through Effective Merchandising.    While the e-cigarette industry may be complex, our merchandising story remains simple: focus on in-store point of sale marketing and merchandising, given that we believe a significant percentage of purchase decisions are made in-store. Our company offers differentiated product packaging, innovative in-store marketing and customizable display solutions. Our emphasis is placed on assisting our adult consumers and retail trade partners who understand our product attributes and differentiating factors versus traditional tobacco products.

Increase Points of Distribution.    We believe we can increase sales to new and existing retail and distribution customers by offering them attractive value chain economics through competitive mark-ups and co-investment programs.

Accelerate International Expansion.    According to Euromonitor, more than 85% of the source of volume for the tobacco industry business lies outside the United States. Our strategy is to increase our international sales by penetrating new and emerging markets where we expect rising consumer incomes and an increase in demand for e-cigarettes. We have implemented a distinct model for expansion into new markets which includes leveraging our best practices in brand and trade development as well as assisting our local partners in developing the e-cigarette segment.

Selectively Pursue Acquisition Opportunities

Acquisitions are a key part of our strategy to quickly penetrate certain channels and new geographies. Our historical acquisitions have provided us with distribution platforms that have enabled us to establish a local presence in key geographic regions. We will continue to selectively evaluate potential acquisition opportunities as they emerge, pursuing only those opportunities that we believe will enhance long-term shareholder value though our primary focus is to grow organically.

Continue to Optimize Manufacturing, Supply Chain and Distribution Operations

We are committed to maintaining as low a cost as possible in order to provide attractive margins to new and existing customers. We believe our plans to integrate our distribution and fulfillment centers will allow us to improve our cost position as we increase scale. We are currently evaluating a cost effective approach to implementing a company-wide ERP system to provide greater operations insight, control and opportunities to leverage scale across the group.

Evolve our Product Offering to Fit Dynamic Adult Consumer and Product Trends

The global e-cigarette industry is still in nascent form and is continually evolving. Our company has dedicated itself to identifying shifting consumer preferences and responding to those shifts before our competitors. We believe that our global footprint enables us to quickly identify consumer and product trends in one geographic location, analyze and adapt our business as needed, and rapidly drive appropriate changes to our other markets. We plan to continue to adapt to new technologies and products in order to increase our share of the market.

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

We believe we offer smokers an alternative to traditional cigarettes for the following reasons. Our products, which contain only four ingredients versus more than 4,000 ingredients and chemicals in tobacco cigarettes, are free of tar and other chemical substances which are produced in traditional cigarettes. No burning or combustion occurs while using e-cigarettes. Our e-cigarettes are rechargeable by an electric outlet or car charger so there are no cigarette butts or ashes to dispose of. The United States Food and Drug Administration (“FDA”) has not, nor has the medical community, fully studied the possible health effects of e-cigarette products. Although certain countries, cities, businesses and providers of transportation have banned the use of e-cigarettes, we believe we provide adult consumers an opportunity to use our products in additional places without the social stigmas increasingly associated with traditional cigarettes.

Our products are sold under multiple brands, including but not limited to (1) Victory, (2) FIN (3) Vapestick and (4) VIP.  E-cigarettes are typically sold individually, with refills sold in multi packs with each refill equivalent to approximately 1.5-2.5 packs of traditional cigarettes.  Customers are also able to purchase starter kits, which generally consist of a rechargeable battery, a charger and various quantities of e-cigarettes, and customers are able to purchase such items separately in addition to other products such as carrying cases and refills.  E-cigarette cartridges are available in a variety of flavors and, we offer a full range of e-cigarette products and related accessories including disposable e-cigarettes, rechargeable kits, prefilled cartomizers, e-liquids, and carry and charging cases.

Operations

E-cigarettes are a relatively new product segment that has only started to gain meaningful consumer traction during the past three years.   We believe that all of our major competitors source virtually all of their components from the People’s Republic of China (“China”), with a few competitors sourcing flavoring systems in the United States and Europe.  There are multiple sources for production of e-cigarettes in China, with most major competitors sourcing from two or three major factories, the same ones utilized by our company.  Warehousing and transportation is performed and/or organized either by the producers, or set up independently by us. Federal Express, DHL, container shipping, and other major global shippers and freight forwarders are all involved in the supply chain.

Distribution

We distribute e-cigarettes globally through multiple channels, including traditional retail stores, company owned retail stores and online.   The online business is comprised of monthly subscribers that receive product refills for their rechargeable kits monthly, and consumers that buy directly via our e-commerce website.  Our distribution approach to United States retail stores is via brokers and distributors as a way to scale our resources.

Our international business also represents a significant growth potential as we continue to enter into distribution agreements with established retailers and distributors in major international markets.

We have entered into distribution agreements with certain distributors in the United States to distribute our various products, and are in the process of finalizing distribution agreements with other distributors for the distribution of our products in Europe.

Competition

The e-cigarette industry is extremely competitive and currently has low barriers to entry. Competition is based on availability, brand development and recognition and price.  We compete with other sellers of e-cigarettes, such as big tobacco companies, pharmaceutical companies, independent domestic and international e-cigarette companies, small internet and kiosk e-cigarette companies as well as multiple resellers and distributors. Our direct competitors sell products that are substantially similar to ours and through the same channels we use to sell our products. We compete with these direct competitors for sales through the internet as well as distributors, wholesalers and retailers including national chain stores, tobacco shops, gas stations, grocery chains and other outlets associated with the selling of tobacco products.

Intellectual Property

Trademarks

We own the United States trademark for the “VICTORY” brand for e-cigarettes. It has been approved by the U.S. Patent and Trademark Office for publication. Additionally, we own the trademarks for the “FIN” brand, “VAPESTICK” brand and “VIP” brand for e-cigarettes.

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

For a discussion of the risk factors relating to intellectual property that we believe could materially affect our actual and expected results, see “Item 1A – Risk Factors” in this Report.

Principal Suppliers

We currently have no internal manufacturing capabilities. Our products are manufactured to meet our design specifications by third party manufacturers. We source the majority of our products from two major suppliers in China. The remainder of our products are sourced in the United States and the United Kingdom. These suppliers also supply and produce product for many of our large competitors. We believe that several alternative and redundant sources for our products are also available.

Government Regulation

United States

Based on the December 2010 U.S. Court of Appeals for the D.C. Circuit’s decision in Sottera, Inc. v. Food & Drug Administration, 627 F.3d 891 (D.C. Cir. 2010), the United States Food and Drug Administration (the “FDA”) is permitted to regulate e-cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”). Under this Court decision, the FDA is not permitted to regulate e-cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes. Because we do not market our e-cigarettes for therapeutic purposes, our e-cigarettes are subject to being classified as “tobacco products” under the Tobacco Control Act. The Tobacco Control Act grants the FDA broad authority over the design, manufacture, distribution, sale, marketing and packaging of tobacco products, and although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero, it has authority to impose tobacco product standards that it deems appropriate for the protection of public health.

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

The FDA has previously indicated that it intends to regulate e-cigarettes under the Tobacco Control Act through the issuance of deeming regulations that would include e-cigarettes under the definition of a “tobacco product” under the Tobacco Control Act subject to the FDA’s jurisdiction. On April 25, 2014, the FDA announced a proposed rule (the “Proposed Rule”) seeking to establish, for the first time, federal regulatory authority over, among other tobacco products, e-cigarettes (collectively, “Deemed Tobacco Products”).

If approved by the FDA in its current form, the final Proposed Rule would mandate with respect to Deemed Tobacco Products such as e-cigarettes:

•	a prohibition on sales to those younger than 18 years of age and requirements for verification by means of photographic identification;
•	health warnings on product packages and in advertisements; and
•	a ban on vending machine sales unless the vending machines are located in a facility where the retailer ensures that individuals under 18 years of age are prohibited from entering at any time.

Also under the Proposed Rule, manufacturers of newly Deemed Tobacco Products would be subject to, among other requirements, the following:

•	registration with, and reporting of product and ingredient listings to, the FDA;
•	no marketing of new tobacco products prior to FDA review;
•	no direct and implied claims of reduced risk such as “light”, “low” and “mild” descriptions unless FDA confirms (a) that scientific evidence supports the claim and (b) that marketing the product will benefit public health;
•	payment of user fees; and
•	no distribution of free samples.

In addition, the Proposed Rule would require any “new tobacco product,” defined as any Deemed Tobacco Product that was not commercially marketed as of the “grandfathering” date of February 15, 2007, to obtain premarket approval before it could be marketed in the U.S. The premarket approval could take any of the following three pathways: (1) submission of a premarket tobacco product application (“PMTA”) and receipt of a marketing authorization order; (2) submission of a substantial equivalence (“SE”) report and receipt of an SE order; or (3) submission of a request for an exemption from SE requirements and receipt of an SE exemption determination. FDA has proposed a compliance policy that would delay enforcement of PMTA and SE requirements for two years after the effective date of the final Proposed Rule. We cannot predict if our products, all of which would be considered “non-grandfathered,” will receive the required premarket approval from FDA. Failure to obtain premarket approval could prevent us from marketing and selling our non-grandfathered products in the U.S. and, thus, have a material effect on our business, financial condition and results of operations.

The Proposed Rule contemplates enforcement actions being brought against products determined to be adulterated and misbranded. The Proposed Rule’s comment period ended on August 8, 2014. It is not known when the Proposed Rule could become final. The Proposed Rule contains various compliance dates based on the publication date of the final Rule in the Federal Register.

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

State and local governments currently legislate  and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom and by whom tobacco products can be sold and where tobacco products may or may not be smoked. Certain states and cities have enacted laws which preclude the use of e-cigarettes where traditional tobacco burning cigarettes cannot be used and others have proposed legislation that would categorize e-cigarettes as tobacco products, equivalent to their tobacco burning counterparts. If the use of e-cigarettes is banned anywhere the use of traditional tobacco burning cigarettes is banned, e-cigarettes may lose their appeal as an alternative to cigarettes, which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.

As a result of FDA import alert 66-41 (which allows the detention of unapproved drugs promoted in the U.S.), U.S. Customs has from time to time temporarily and in some instances indefinitely detained products sent to us by our Chinese suppliers.  If the FDA modifies the import alert from its current form, which allows U.S. Customs discretion to release our products to us, to a mandatory and definitive hold we will no longer be able to ensure a supply of saleable product, which will have a material adverse effect on our business, results of operations and financial condition. However, we believe this FDA import alert will become less relevant to us as and when the FDA regulates e-cigarettes under the Tobacco Control Act.

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

It should be noted that the Company supports age restrictions and age verification efforts. The Company believes that e-cigarettes should only be marketed and sold to adult consumers and will advocate as such in all markets in which it operates.

International Regulation

The Tobacco industry expects significant regulatory developments to take place internationally over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). As of December 31, 2014, 179 countries, including the European Union, have become parties to the FCTC. The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

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

European Union

On April 3, 2014, the European Union (“EU”) adopted the Tobacco Product Directive (the “Tobacco Product Directive”) which will regulate e-cigarettes containing nicotine. In particular, the Tobacco Product Directive introduces a number of new regulatory requirements for e-cigarettes. For example, it (1) restricts the amount of nicotine that e-cigarettes can contain (2) requires e-cigarettes and refill containers to be sold in child- and tamper-proof packaging and contain only “ingredients of high purity”; (3) provides that e-cigarettes must deliver nicotine doses at “consistent levels under normal conditions of use” and come with health warnings, instructions for their use, information on “addictiveness and toxicity”, an ingredients list, and information on nicotine content; (4) significantly restricts the advertising and promotion of e-cigarettes; and (5) requires e-cigarette manufacturers and importers to notify EU Member States before placing new products on the market and to report annually to Member States (including on their sales volumes, types of users and their “preferences”).

The new Tobacco Product Directive came into force in May 2014 and gives Member States a two-year transition period to bring national legislation into line with the Tobacco Product Directive. Its effect will depend on how Member States transpose the Directive into their national laws. Member States may decide, for example, to introduce further rules affecting e-cigarettes (for example, age restrictions) provided that these are compatible with the principles of free movement of goods in the TFEU. For example, the Children and Families Act 2014 includes provisions that allow the Secretary of State to make regulations that prohibit the sale of e-cigarettes to people under the age of 18. The Tobacco Product Directive also includes provisions that allow Member States to ban specific e-cigarettes or types of e-cigarettes in certain circumstances if there are grounds to believe that they could present a serious risk to human health. If at least 3 Member States impose a ban and this is found to be duly justified, the European Commission could implement an EU wide ban. Similarly, the Tobacco Product Directive provides that Member States may prohibit a certain segment of tobacco or related products on grounds relating to a specific situation in that Member State for public health purposes. Such measures must be notified to the European Commission to determine whether they are justified.

There is also existing legislation at the EU level and in Member States regulating medicinal products and medical devices. E-cigarettes are regarded by the competent authorities in some Member States as medicinal products and/or medical devices, and therefore require a marketing authorization (for medicinal products) prior to being placed on the market (as well as complying with all other requirements relating to medical products and devices). In the United Kingdom, for example, the MHRA has announced that e-cigarettes will be regulated as medicines in the future. Following the adoption of the Tobacco Products Directive, the MHRA will regulate as medicines a range of nicotine containing products including e-cigarettes that make medicinal claims or are above the limit set out in the Directive. This means that such e-cigarettes will only be able to be sold in the United Kingdom if a marketing authorization is first obtained from the MHRA.

There are also other national laws in Member States regulating e-cigarettes. It is not clear what impact the new Tobacco Product Directive will have on these laws.

General

We cannot predict the scope of any of the new regulations described above or the impact they may have on us specifically or the e-cigarette industry generally, though they could have a material adverse effect on our business, results of operations and financial condition.  In this regard, total compliance and related costs are not possible to predict and depend on the future requirements imposed by the FDA under the Tobacco Control Act, the EU Member States under the Tobacco Product Directive or by any other relevant regulatory authority under applicable law. Costs, however, could be substantial and could have a material adverse effect on our business, results of operations and financial condition and ability to market and sell our products. In addition, failure to comply with any of the rules promulgated in accordance with the Tobacco Control Act, the Tobacco Product Directive or any other applicable law could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if we require a license to sell e-cigarettes as a medicine in the United Kingdom or elsewhere in the EU, we can give no assurances that we would be able to demonstrate to the satisfaction of the relevant competent authorities that the conditions for granting a marketing authorization are satisfied.  At present, we are not able to predict whether any of the regulation described above will impact us to a greater degree than competitors in the industry, thus affecting our competitive position.

Corporate Information

History

We were incorporated in the state of Nevada on May 19, 2004 as Teckmine Industries, Inc. (“Teckmine”). In July 2007, Teckmine became a public company traded in the Over the Counter Market. On June 25, 2013, pursuant to a share exchange agreement, we acquired Victory Electronic Cigarettes, Inc., a Nevada corporation (“VEC”), in which the existing stockholders of VEC exchanged all of their issued and outstanding shares of common stock for 32,500,000 shares of our common stock. After the consummation of the share exchange, stockholders of VEC owned 60.9% of our outstanding common stock and VEC became our wholly owned subsidiary. For accounting purposes, the share exchange was treated as a reverse acquisition with VEC as the acquirer and Teckmine as the acquired party, and as a result the historical financial statements of the Company prior to the acquisition of VEC included in this Report are the historical financial statements of VEC. As a result of the reverse merger with Teckmine, we became a public company in June 2013. On July 11, 2013, we changed our name to “Victory Electronic Cigarettes Corporation.” On July 2, 2014, we changed our name to “Electronic Cigarettes International Group, Ltd.”

ECIG was founded in April 2012, initially as an online e-cigarette business. In March 2013, we launched our first products through retail outlets, offering disposable e-cigarettes in regular and menthol flavors under the VICTORY  brand. In June 2013, we became a public company traded on the over-the-counter market by means of a reverse merger with Teckmine, as described above.

During 2014, we completed four strategic acquisitions:

•	On January 9, 2014, we completed the acquisition of Vapestick. Vapestick owns the VAPESTICK brand, under which it sells e-cigarettes in Europe. Vapestick was founded in 2010 by co-founders Michael Clapper and Michiel Carmel. With its distinctive black and chrome style designs and signature blue light tips, VAPESTICK is sold both online (www.vapestick.co.uk) and through thousands of retail outlets across the United Kingdom, including Tesco, Costco, Harrods and Bargain Booze, and Europe. Our distribution throughout Europe beyond the United Kingdom is still in its infancy and represents a small portion of our distribution network. Vapestick is a founding member of the European Electronic Cigarette Industry Trade Association.

•	On February 28, 2014, we completed the acquisition of FIN. FIN, a wholly owned subsidiary of ours after the merger, was founded in 2011. Today, with distribution of its brands in more than 50,000 outlets in all 50 states across many channels of distribution, including food, drug, mass retail, gas and convenience stores, FIN enjoys an increasing market position in the U.S., according to Nielsen data over the 52-week period ending February 14, 2015. FIN is sold in some of the largest retailers in the country, including Wal-Mart, Sam’s Club, Walgreens, Rite-Aid, Kroger, 7-Eleven, Circle K, Stripes Convenience Stores and Mapco Express.

•	On April 22, 2014, we completed the acquisition of VIP. VIP, which is based in Manchester, United Kingdom, was founded in 2009. VIP has developed a broad portfolio of products that includes traditional rechargeable and disposable e-cigarettes, open and closed-end vaping systems, tanks and e-liquids.

•	On July 16, 2014, we completed the acquisition of the assets of Hardwire Interactive Inc., a British Virgin Islands company (“Hardwire”), pursuant to an asset purchase agreement with Hardwire and the selling owners of Hardwire. Hardwire has an established online expertise in marketing e-cigarettes to adult consumers.

A further description of the terms of these acquisitions is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

Subsidiaries

We are a holding company and run our operations through four wholly-owned subsidiaries consisting of Victory Electronic Cigarettes, Inc., a Nevada corporation, Vapestick Holdings Limited, a company incorporated under the laws of England and Wales, VCIG LLC, a Delaware limited liability company, whose wholly owned subsidiary is FIN Branding Group, LLC, and Must Have Limited, an England and Wales incorporated limited company.

Other

Our website address is www.ecig.co. On our website, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file with or furnish such material to the Securities and Exchange Commission (SEC). The contents of our website are not incorporated by reference in this Report. Copies of our Code of Business Conduct and Ethics, our Governance Guidelines and the charters of our Audit Committee, the Compensation and Management Development Committee and the Corporate Governance and Nominating Committee of the Board of Directors are available upon request to the Secretary of the Company at our principal executive offices.

Employees

We currently have approximately 170 employees, all of which are full-time, across all functions of finance, supply chain, legal, sales, marketing, and customer service.  We engage independent contractors to provide services as necessary, particularly with respect to our regulatory compliance efforts. None of our staff are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relations with our staff are excellent.

Item 1A.          Risk Factors

Our business, financial condition and operating results are subject to a number of risk factors, both those that are known to us and identified below and others that may arise from time to time. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this Report and elsewhere, and may adversely affect our business, financial condition or operating results. If any significant adverse developments resulting from these risk factors should occur the trading price of our securities could decline, and moreover, investors in our securities could lose all or part of their investment in our securities. These risk factors should be carefully considered in evaluating our prospects.

Risks Related to Our Business

We have incurred losses and cannot assure you that we will achieve or maintain profitable operations.

As of December 31, 2014, we had an accumulated deficit of $404,968,000. We had a net loss of $383,675,000 for the year ended December 31, 2014. During the year ended December 31, 2014 we generated gross profit of $12,011,778 and an operating loss of $201,882,000 while net cash used in operating activities was $32,433,000. Our accumulated deficit and net loss are primarily due to, among other reasons, loss on impairment of goodwill, Warrant Fair value adjustment, increases in our selling, general and administrative expenditures as we continued to build out and establish our business infrastructure and operations, completion of multiple recent business acquisitions, and costs to meet regulatory compliance requirements, distribution and marketing expenditures to grow sales of our e-cigarettes.  We estimate our operating expenses over the next 12 months to be approximately $45.7  million, including general and administrative expenses. As of December 31, 2014, we had cash of $2,099,475 and a working capital deficit of $146,106,470. We cannot assure you that we will achieve sustainable operating profits as we continue to expand our infrastructure, restructure our balance sheet further develop our marketing efforts and otherwise implement our growth initiatives.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated in their report on our December 31, 2014 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

If we do not obtain additional financing, we will not be able to conduct our business operations, refinance or repay portions of our indebtedness and achieve our business objectives.

In order to achieve our objectives established in our business plan, investment capital is required to purchase inventory and invest in infrastructure to grow our business, in addition to funding our operating expenses which include significant regulatory compliance and recent acquisition integration costs as discussed above.  We believe that our cash operating expenses will increase in the long-term as we anticipate our business will grow. We are unable to quantify those increases due to uncertainty with future expenses, such as increased costs associated with our growth and the cost of complying with governmental regulations. As of December 31, 2014, we have approximately $58 million of debt that if not extended, paid down or converted will become due and payable on or before December 31, 2015.

Our current capital resources are insufficient to fund our planned operations for the next 12-month period. We will have to raise additional funds for the continued operations and development of our business, the marketing of our products, maintaining regulatory compliance, and servicing our debt. Such additional funds may be raised through the sale of additional common stock, convertible debt and debt securities, new lines of credit and/or commercial borrowing. There can be no assurance that financing will continue to be available as necessary to meet these continuing operating and development costs and debt service requirements or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional common stock, warrants and convertible debt securities by us particularly in 2014 has resulted, and will continue to result, in a significant and substantial dilution in the equity interests of our stockholders. Obtaining commercial loans or issuing debt securities, assuming those loans or the capital markets would be available to us, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments or service our debt and so may be forced to scale back or cease operating as a going concern or discontinue our business and you could lose your entire investment.

We and the businesses we have recently acquired have limited operating histories and we cannot offer any assurance as to our future financial results, and you should not rely on the historical financial data included in this Report as an indicator of our future financial performance. You may lose your entire investment.

We and the businesses we have recently acquired have limited operating histories upon which to base any assumption as to the likelihood that we will be successful in implementing our business plan, and we may not be able to generate significant revenues achieve profitability or develop the liquidity necessary to fund our business plan. You should consider our business and prospects in light of the risks and difficulties we face with our limited operating history and should not rely on our past results or the past results of any of such businesses as an indication of our future performance. There is no assurance that the growth rate we or they have experienced to date will continue. Even if we generate future revenues sufficient to expand operations, increased infrastructure costs and cost of goods sold and marketing expenses could impair or prevent us from generating profitable returns. We recognize that if we are unable to generate significant revenues from our business development, we will not be able to earn profits or potentially continue operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our two years of operating history and recent acquisitions make it difficult to accurately predict our future sales and appropriately budget our expenses.

In April 2012, we began marketing and distributing electronic cigarettes. In addition, during 2014 we acquired four other e-cigarette businesses. Because of our brief operating history, our recent acquisition activity, and management turnover, it is difficult to accurately predict our future sales and appropriately budget our expenses. Acquisitions involve a number of risks, including possible adverse effects on our operating results during the integration process (which occured in 2014), the potential loss of customers or employees in connection with the acquisition, delays or reduction in realizing expected synergies, and unexpected liabilities relating to the acquired business. Additionally, our operations will be subject to other risks inherent in the establishment of a developing new business, including, among other things, efficiently deploying our capital, developing our products, expanding our supply and distribution capabilities, developing and implementing our marketing campaigns and strategies, entering into international markets, and personnel management. Our ability to generate future sales will be dependent on a number of factors, many of which are beyond our control, including the pricing of competing products, overall demand for e-cigarettes, changes in consumer preferences, market competition and government regulation, including significant compliance costs. We are currently expanding our staffing, advertising campaigns and operational expenditures to integrate our acquisitions and in anticipation of future sales growth. If our sales do not increase as anticipated, or sales prices do not provide for sufficient gross margins, we could incur significant losses due to our higher infrastructure expense levels if we are not able to decrease our advertising and operating expenses or realize other expected synergies in a timely manner to offset the increase in our infrastructure expenses.

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

E-cigarettes, having recently been introduced to market, are at an early stage of development, represent a niche market and are evolving rapidly and are characterized by an increasing number of market entrants. Our future sales and any future profits are substantially dependent upon the widespread acceptance and use of e-cigarettes. Rapid growth in the use of, and interest in, e-cigarettes is recent, and may not continue on a lasting basis, as evidenced by the decrease in industry growth experienced by the U.S. industry segment during the second quarter of 2014. The demand and market acceptance for these products is subject to a high level of uncertainty. Therefore, we are subject to all of the business risks associated with a new enterprise in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of e-cigarettes, in general or, specifically our products, failure to establish business relationships and competitive disadvantages as against larger and more established competitors.

Our business is in a relatively new consumer product segment, which is difficult to forecast.

Our industry segment is relatively new, and is constantly evolving. As a result, there is a dearth of available information with which to forecast industry trends or patterns. For instance, after several quarters of rapid growth within the segment, there was a decrease in industry growth in the second quarter of 2014 as retailers grappled with high inventory levels from 2013, coupled with changes in preferences and attitudes among users of e-cigarettes and related products.  There is no assurance that sustainable industry trends or preferences will develop that will lead to predictable growth or earnings forecasts for individual companies or the industry segment as a whole. We are also unable to determine what impact future governmental regulation may have on trends and preferences or patterns within our industry segment. See “Risks Related to Government Regulation” for a discussion of the risks associated with governmental regulation.

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

According to the FDA, e-cigarettes may contain ingredients that are known to be toxic to humans and may contain other ingredients that may not be safe. In addition, other publicized recent studies contain assertions that additional carcinogens, including formaldehyde, may be produced through the use of tank systems. Additionally, e-cigarettes may be attractive to young people and may lead them to try other tobacco products, including conventional cigarettes that are known to cause disease. Because clinical studies about the safety and efficacy of e-cigarettes have not been submitted to the FDA, consumers currently have no way of knowing whether e-cigarettes are safe before their intended use; what types or concentrations of potentially harmful chemicals are found in these products; or how much nicotine is being inhaled.

In this regard, on April 25, 2014, the FDA announced a proposed rule (the “Proposed Rule”) establishing, for the first time, federal regulatory authority over e-cigarettes, among other tobacco products. See, “—Government Regulation—United States” below for a more detailed discussion of the Proposed Rule.

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

Our principal competitors can be classified into three main categories: (1) tobacco companies; (2) other e-cigarette companies; and (3) pharmaceutical companies. We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. We are subject to highly competitive conditions in all aspects of our business, and barriers to entry into the online business are low. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, cigarette excise taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products.

Traditional tobacco companies, including Phillip Morris, R.J. Reynolds, British American Tobacco and Imperial Tobacco Group, are expanding into various e-cigarette markets throughout the world. Each of these companies has recently rolled out their own e-cigarette offerings in markets where we currently sell our products. Additionally, Phillip Morris International and Japan Tobacco have recently announced the acquisitions of U.K. brands Nicolites and E-lites, respectively, while Imperial Tobacco Group has announced its intention to purchase Blu, the leading e-cigarette brand in the United States. Because of their well-established sales and distribution channels, marketing expertise and significant resources, “big tobacco” may be better positioned than small competitors to capture a larger share of the e-cigarette market. We also face competition from smaller tobacco companies that are much larger, better funded, and more established than us.

Independent e-cigarette companies that currently market competing products include, but are not limited to, Njoy, Vapor Corp., V2 Cigs and others. Pharmaceutical companies market smoking cessation aids and alternative nicotine delivery products such as, in the case of Glaxo SmithKline, Nicorette® Gum, the NicoDerm® patch, and the Zyban® sustained release tablet, and in the case of Pfizer, Chantix® prescription medication and the Nicotrol® nicotine inhaler.

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

As opposed to the sale of conventional cigarettes or other tobacco products, the sale of e-cigarettes is largely free of federal, state and local excise tax burdens; the one exception is North Carolina where the sale of nicotine liquids used in e-cigarettes is subject to tax of $0.05/ml.

Should federal, state and local governments and/or other taxing authorities, including those in the EU or the United Kingdom, impose excise taxes similar to those levied against conventional cigarettes and tobacco products on our products, those taxes may have a material adverse effect on the demand for our products, as consumers may be unwilling to pay the associated increased costs for our products. Currently there are a few additional states considering such legislation.

For example, Minnesota has levied an excise tax that is 95% of wholesale price on the sale of most tobacco products other than traditional cigarettes. This tax currently excludes e-cigarettes. However, an expansion of this tax to include e-cigarettes may have a material adverse effect on the demand for our product.

Similarly, in New Jersey, state legislators are contemplating a 75% wholesale tax on the sale of e-cigarettes, which, if passed, may likewise have a material adverse effect on the demand for our products.

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

We may not be able to implement successfully our growth strategy for our brands on a timely basis or at all.

We believe that our future success depends, in part, on our ability to implement our growth strategy of leveraging our existing brands and products to drive increased sales. Our ability to implement this strategy depends, among other things, on our ability to:

•	enter into distribution and other strategic arrangements with third-party retailers and distributors of our products;

•	compete successfully in the product categories in which we choose to operate;

•	introduce new and appealing products and innovate successfully on our existing products;

•	develop and maintain consumer interest in our brands; and

•	increase our brand recognition and loyalty.

We may not be able to implement this growth strategy successfully, and our rates of sales and income growth may not be sustainable over time. Our sales and results of operations will be negatively affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

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

We believe that establishing and maintaining the brand identities of our products is a critical aspect of attracting and expanding a large client base. Promotion and enhancement of our brands will depend largely on our success in continuing to provide customers with products that are of satisfactory quality and our ability to identify shifting consumer preferences. If our customers and end users do not perceive our products to be of satisfactory quality, or if we introduce new products or enter into new business ventures that are not favorably received by our customers and end users, we will risk diluting our brand identities and decreasing their attractiveness to existing and potential customers.

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

We believe the best way to develop brand and product recognition and increase sales volume is to establish relationships with large retailers and national chains.  We currently have established relationships with several large retailers and national chains and in connection therewith we have agreed to pay such retailers and chains fees, known as “slotting fees”, to carry and offer our products for sale based on the number of stores our products will be carried in. The Company considers significant revenue concentrations to be counterparties who account for 10% or more of the total revenues derived from counterparties representing 43% of total sales. These existing relationships are “at-will” meaning that either party may terminate the relationship for any reason or no reason at all, and we do not have contracts with these retailers.  We may not be able to sustain these relationships or establish other relationships with large retailers or national chains or, even if we do so, sustain such other relationships. Our inability to develop and sustain relationships with large retailers and national chains will impede our ability to develop brand and product recognition and increase sales volume and, ultimately, require us to pursue and rely on local and more fragmented sales channels, which will have a material adverse effect on our business, results of operations and financial condition.

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

We have recently entered into distribution agreements with certain distributors in the United States to distribute our various products, and are in the process of finalizing distribution agreements with other distributors for the distribution of our products in Europe.

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

We do not own or control our suppliers or our suppliers’ suppliers, and therefore we are unable to control or ensure our supply of products or the consistency of those products. We depend on a small number of third-party suppliers and manufacturers for our e-cigarette products, which include, but are not limited to, our electrical components, technology, flavorings and essences. Our customers associate certain characteristics of our products including the weight, feel, draw, flavor, packaging and other attributes of our products to the brands we market, distribute and sell. Export from certain provinces in China or at times from Hong Kong have run into delays, as have imports and receipts in the United States. A natural or man-made disaster or other interruption in supply and or consistency of our products may harm our relationships and goodwill with customers, and have a materially adverse effect on our cash flow and our operations.

Substantially all of the Company’s products are manufactured by two suppliers in China, one of which sources our e-liquids. We do not have long-term contracts with either of these suppliers. Although we believe that several alternative and redundant sources for our products are available, any failure to obtain the components, chemicals constituents and manufacturing services necessary for the production of our products would have a material adverse effect on our business and prevent us from timely execution of our business plan and may result in additional expenditures of time and money in seeking viable new sources of supply and manufacturer alternatives.

Disruption of our supply or distribution chains could adversely affect our business.

Damage or disruption to our third party manufacturing or distribution capabilities due to weather, natural disaster, fire, environmental incident, terrorism, pandemic, strikes, the financial or operational instability or takeover by any of our competitors or other third parties of key suppliers, distributors, warehousing, and transportation providers, or other reasons could impair the manufacture or distribution of our products. If we are unable or it is not financially feasible to mitigate the likelihood or potential impact of such events, our business and results of operations could be negatively affected and additional resources could be required to restore our supply chain.

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

Moreover, products manufactured by our Chinese suppliers that are not considered safe and or those products that do not comply with U.S. regulatory requirements and safety and health standards may cause significant harm and or death to persons who use the product and subject us to liability and potential legal claims and cause injury to our reputation, goodwill and operating results.

If we fail to keep pace with changing industry technology and consumer preferences, we will be at a competitive disadvantage.

The e-cigarette industry is at an early stage of development and is evolving rapidly. It is characterized by changing technology, budding industry standards, frequent new and enhanced product introductions, rapidly changing consumer preferences and product obsolescence. In order to continue to compete effectively in the e-cigarette industry, we need to respond quickly to technological changes and to understand their impact on our customers’ preferences. It may take significant time and resources to respond to these technological changes. If we fail to keep pace with these changes, our business may suffer. Moreover, developments by others may render our technologies and intended products noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. If any of our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours. Any delay or failure in the introduction of new or enhanced e-cigarette products, which appeal to the evolving preferences of the e-cigarette consumer, could have a material adverse effect on our business, results of operations and financial condition. Furthermore, our inability to keep pace with changing industry technology and consumer preferences may cause our inventory to become obsolete at a rate faster than anticipated, which may result in our taking goodwill impairment charges in past or future acquisitions that negatively impact our results of operations.

Existing or pending patents could prevent us from operating our business in its present form.

Ruyan Investments Holding Ltd. (“Ruyan”), a Chinese company, and Fontem Ventures B.V. and Fontem Holdings 1 B.V., both Netherlands companies (“Fontem”), have each filed complaints for patent infringement against us and/or one of our subsidiaries, FIN, alleging infringement of certain U.S. patents related to e-cigarette technologies by many of our products including Victory and FIN disposable and rechargeable electronic cigarettes, FIN cartomizer refill packs, Victory and FIN refill cartridges and Victory replacement rechargeable batteries. Should the asserted patents be adjudged valid, enforceable and infringed by our manufacture, use, importation, marketing and/or sale of such products, we may be forced to pay damages and/or be enjoined from infringing activity. We also may be required to obtain a license to the asserted patents or substantially modify or redesign our existing product line in order to continue operations. We can offer no assurances that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all. Should any of these events occur, they are likely to have a material adverse effect on our ability to operate our business.

We are currently defending ourselves and our subsidiary in the lawsuits mentioned above, in addition to other litigation that has come up in the course of our doing business. Should other parties contact us regarding any other possible infringement of intellectual property rights or commence any additional legal action against us, which would require us to participate in additional litigation, we may not have the resources to fund the required litigation costs, which may adversely affect our business prospects, financial condition and results of operations.

We do not own any patents relating to e-cigarettes.

We do not currently own any domestic or foreign patents relating to our electronic cigarettes, nor does the Company currently have any licenses to use any third-party intellectual property. As such, if the Company is not successful in obtaining intellectual property rights covering its products, or obtaining licenses to use a third-party’s intellectual property on reasonable and acceptable terms, it could result in lawsuits against us for trademark and/or intellectual property infringement, and the Company may not be able to counterclaim with its own infringement allegations. Any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations or results of operations.

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

The success of any acquisition will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses, to retain their customers and attract and retain executive management. Any acquisition may result in diversion of management’s attention from other business concerns and such acquisition may be dilutive to our financial results and/or result in impairment charges and write-offs. We might also spend time and money investigating and negotiating with potential acquisition or investment targets, but not complete the transaction.

Although we expect to realize strategic, operational and financial benefits as a result of our past or future acquisitions and equity investments, we cannot predict whether and to what extent such benefits will be achieved. There are significant challenges to integrating an acquired operation into our business, including, but not limited to:

•	successfully managing our combined operations and integrating our supply and distribution channels;
•	integrating the sales organizations and maintaining and increasing the customer base;
•	retaining key employees, suppliers and distributors;
•	integrating new products into our existing product mix;
•	addressing the risks of entering markets in new geographies;
•	integrating management information, inventory, accounting, technology and research and development activities; and
•	identifying and addressing operating losses related to individual facilities or product lines.

Any future acquisition could involve other risks, including the assumption of unidentified liabilities for which we, as a successor owner, may be responsible. These transactions typically involve a number of risks and present financial and other challenges, including the existence of unknown disputes, liabilities, or contingencies and changes in the industry, location, or regulatory or political environment in which these investments are located, that our diligence review may not adequately uncover and that may arise after entering into such arrangements.

We have recorded a significant amount of goodwill, and we may never realize the full value of our intangible assets, causing us to record impairments that have, and may continue to negatively affect our results of operations.

Our total assets include substantial intangibles. As of December 31, 2014, our total assets were $131,831,146, of which $111,351,536 million consisted of goodwill and other identifiable intangibles. The assets are primarily associated with our recently completed acquisitions of Vapestick, FIN, MHL and Hardwire. Goodwill represents the excess of the purchase price we paid over the fair value of the net tangible and identifiable intangible assets we acquired. Such assets are recorded at fair value on the date of a business acquisition and are reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. In 2014, we recorded significant impairment losses and we may be required to recognize an impairment of intangibles in the future due to market conditions or other factors related to our performance. These market events could include a decline over a period of time of our stock price, a decline over a period of time in valuation multiples of comparable e-cigarette companies, the lack of an increase in our market price consistent with our peer companies, or decreases in control premiums. A decline in the forecasted results in our business plan, such as changes in our expected growth in our distribution channels, new market entries or decreases in prices or profit margins, could also result in an impairment charge. Recognition of impairments of a significant portion of goodwill would negatively affect our reported results of operations and total capitalization, the effect of which could be material and could make it more difficult to secure financing on attractive terms and meet expectations of our investors. During 2014, we recognized significant intangible asset impairments totalling approximately $144 million related to principally two of our four 2014 business acquisitions.  We can give no assurance that we will not be required to record any additional goodwill or other intangible asset impairments on these acquisitions or on any of our other acquired businesses in the future.

We have made four acquisitions and have grown rapidly in 2014, and we may encounter difficulties in managing our growth, which would adversely affect our results of operations.

In 2014, we completed acquisitions of Vapestick, FIN, MHL, and Hardwire. This significant expansion of our operations has put, and likely will continue to put significant strain on our  management and our operational and financial resources. To manage future growth, we will need to hire, train, and manage additional employees. Concurrent with expanding our operational and marketing capabilities, we will also need to increase our product development activities. We may not be able to support, financially or otherwise, future growth, or hire, train, motivate, and manage the required personnel. Our failure to manage growth effectively could limit our ability to achieve our goals.

Our success in managing our growth will depend in part on the ability of our executive officers to continue to implement and improve our operational, management, information and financial control systems and to expand, train and manage our employee base, and particularly to attract, expand, train, manage and retain a sales force to market our products on acceptable terms. Our inability to manage growth effectively, including identifying and completing on favorable terms the acquisition of suitable acquisition targets, could cause our operating costs to grow at a faster pace than we currently anticipate, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

The requirements of being a U.S. public company may strain our resources and divert management’s attention.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations adopted by the Securities and Exchange Commission and the Public Company Accounting Oversight Board. We anticipate that we will continue to expend substantial resources each year, including for the continued use of external professional and other consulting firms, to comply with these rules. Further, compliance with various regulatory reporting requires significant commitments of time from our management and our directors, which reduces the time available for the performance of their other responsibilities. Our failure to track and comply with the various rules may materially adversely affect our reputation, ability to obtain the necessary and timely certifications to our financial statements, and lead to regulatory enforcement actions, which likely would adversely affect the value of our common stock.

We acknowledge material weaknesses in our financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations, including timeliness, or result in material misstatements of our financial statements. If we continue to fail to remediate our material weaknesses or if we fail to implement effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected, which likely would adversely affect the value of our common stock.

In connection with our preparation of our filings of our quarterly reports on Form 10-Q for each of the first, second, and third quarters of 2014 and our annual reports on Form 10-K for this year and last year, we acknowledge that there were material weaknesses in our internal control over financial reporting (ICFR). A material weakness is a deficiency, or a combination of deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected by management on a timely basis.

Due to our recent acquisitions and the terms and manner in which they were funded, we lacked the requisite personnel necessary to support our accounting operations as we integrated the systems from the companies we acquired, and lacked the financial expertise necessary for the timely and accurate preparation and internal review of our consolidated financial statements. Management has recently hired a CFO with significant international acquisition integration experience and is in the process of hiring an experienced financial controller to help address this situation. In addition, the hiring of additional and more sophisticated accounting personnel will continue to be required to support our general operations as we continue to grow and expand both organically and through acquisitions. We have also begun the process of planning for the implementation of a global ERP system that we believe should enhance our overall finance infrastructure as well as expedite our reporting process. Although we are actively engaged in the planning for, and implementation of, these remediation efforts, we can give no assurance as to how quickly we will be able to remedy the material weaknesses described above, or that no additional material weaknesses will occur in the future. Pursuant to Sections 404(a) and (b) of the Sarbanes-Oxley Act, our management was required to report upon the effectiveness of our internal control over financial reporting and our independent registered public accounting firm was required to attest to the effectiveness of our ICFR for the filing of our of annual report for our fiscal year ended December 31, 2014. We failed to remediate the material weaknesses in our ICFR for 2014.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our internal control systems to prevent error or fraud could materially adversely impact us, could lead to restatements of our financial statements and investors not being able to rely on the completeness and accuracy of the financial information contained in our filings with the SEC, and could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or stockholder litigation. Any such failure could also cause investors to lose confidence in our reported financial information or our ongoing ability to meet SEC filing deadlines, which likely would adversely affect the value of our common stock and severely limit or even eliminate the prospects for our success in obtaining new capital.

Expanding our operations internationally poses additional risks to our business, including numerous legal and regulatory risks.

As we grow our business internationally, we must successfully tailor our products to the specific customs and cultures of relevant countries and markets. Learning the customs and cultures of various countries and markets can be difficult and costly, and the failure to do so could slow international growth. In addition, we incur additional legal and compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations. Operating in international markets also exposes us to additional risks, including, among others:

•	economic and political instability in the various countries and regions in which we operate;

•	legal and regulatory requirements in multiple jurisdictions that differ from those in the United States and change from time to time, such as tax, labor, and trade laws, as well as laws that affect our ability to source, market, or sell our products;

•	restrictions on our ability to access cash generated by international operations due to restrictions on the repatriation of dividends, distribution of cash to shareholders outside of such countries, foreign exchange control, and other restrictions;

•	changes in, and violations of, governmental regulation, including labor regulations, and our inability or failure to obtain required approvals, permits, or registrations;

•	adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries;

•	trade protection measures and price controls; and

•	diminished protection of intellectual property in some countries.

These risks could lead to certain events that could lead to disruption of our e-cigarette business, significant expenditures and/or damage to our reputation, and could harm our reputation or have a material adverse effect on our business, results of operations and financial condition.

If we fail to comply with anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, we could be subject to civil and/or criminal penalties.

Our business operations and sales in countries outside the United States are subject to anti-corruption, anti-bribery and anti-kickback laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”), as well as the United Kingdom Bribery Act of 2010 (“UK Bribery Act”). The FCPA, UK Bribery Act, and similar anti-corruption, anti-bribery and anti-kickback laws in other jurisdictions generally prohibit companies and their intermediaries and agents from making improper payments to government officials or any other persons for the purpose of obtaining or retaining business. If we are found to be liable for violations of the FCPA or similar anti-corruption, anti-bribery and anti-kickback laws in international jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of our intermediaries or agents, we could suffer criminal or civil fines or penalties or other repercussions, including reputational harm, which could have a material and adverse effect on our business, results of operations and financial condition.

A failure to comply with export control or economic sanctions laws and regulations could have a material adverse impact on our business, results of operations or financial condition. We may be unable to ensure that our distributors comply with applicable sanctions and export control laws.

We operate internationally, having acquired two U.K. companies in 2014. We face several risks inherent in conducting business internationally, including compliance with applicable economic sanctions laws and regulations, such as laws and regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control, or OFAC, the United States Department of State and the United States Department of Commerce. We must also comply with all applicable export control laws and regulations of the United States and other countries. Violations of these laws or regulations could result in significant additional sanctions including criminal or civil fines or penalties, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business.

In certain countries, we may engage third party agents or intermediaries, such as customs agents, to act on our behalf and if these third party agents or intermediaries violate applicable laws, their actions may result in criminal or civil fines or penalties or other sanctions being assessed against us. We take certain measures designed to ensure our compliance with U.S. export and economic sanctions law and we believe that we have never sold our products to Iran, Cuba, Sudan or Syria through third party agents or intermediaries or made any effort to attract business from any of these countries. However, it is possible that some of our products were sold or will be sold to distributors or other parties that, without our knowledge or consent, re-exported or will re-export such products to these countries. Although none of our non-U.S. distributors are located in, or to our knowledge, conduct business with Iran, Cuba, Sudan or Syria, we may not be successful in ensuring compliance with limitations or restrictions on business with these or other countries subject to economic sanctions. There can be no assurance that we will be in compliance with export control or economic sanctions laws and regulations in the future. Any such violation could result in significant criminal or civil fines, penalties or other sanctions and repercussions, including reputational harm that could materially adversely impact our business, results of operations or financial condition.

Additionally, we cannot predict whether and in what manner export or economic sanctions laws may change in the future, and countries or individuals that are not now currently the target of export or economic sanctions laws might, in the future, be the target of export or economic sanctions laws. We plan to expand our business internationally, including into Russia, and those expansion plans might be limited or otherwise adversely affected by changes to export or economic sanctions laws.

Our earnings could be adversely affected by currency exchange rates and currency devaluations.

The majority of our revenues are currently generated in U.S. dollars and British Pounds Sterling, however our manufacturers and suppliers are located in China. Fluctuations in exchange rates between our respective currencies could result in higher production and supply costs to us which would have an adverse effect on our profit margins and our business operation if we are not willing or able to pass those costs on to our customers or effectively hedge our currency exposure.

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

The loss of any of our key employees could adversely affect our business. As a member associated with the tobacco industry, we may experience difficulty in identifying and hiring qualified executives and other personnel in some areas of our business. This difficulty is primarily attributable to the health and social issues associated with the tobacco industry. The loss of services of any key employees or our inability to attract, hire and retain personnel with requisite skills irrespective of the tobacco industry constraints, could restrict our ability to develop new products, enhance existing products in a timely manner, sell products or manage our business effectively. These factors have had, and could continue to have a material adverse effect on our business, results of operations and financial condition.

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

The tobacco industry in general has historically been subject to frequent product liability claims. As a result, we may experience product liability claims from the marketing and sale of e-cigarettes. Any product liability claim brought against us, with or without merit, could result in:

•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available;

•	an increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;

•	damage to our reputation and the reputation of our products, resulting in lower sales;

•	regulatory investigations that could require costly recalls or product modifications;

•	litigation costs; and

•	the diversion of management’s attention from managing our business.

Any one or more of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

We face a risk of product liability claims and may not be able to obtain adequate insurance, and any such claims could materially and adversely affect our reputation and brand image.

Our business exposes us to potential liability risks that may arise from the clinical testing, manufacture, and sale of our products. Substantial damage awards have been issued in certain jurisdictions against pharmaceutical and tobacco companies based on claims for injuries allegedly caused by the use of pharmaceutical and tobacco products, and similar claims may be brought against manufacturers and distributors of e-cigarette products. Liability claims may be expensive to defend and result in large judgments against us. We currently carry liability insurance, however there is no assurance that it will continue to be available to us at an affordable price if at all. Our insurance may not reimburse us, or the coverage may not be sufficient to cover claims made against us. We cannot predict any or all of the possible harms or side effects that may result from the use of our current products or any future products and, therefore, the amount of insurance coverage we currently hold may not be adequate to cover all liabilities we might incur. If we are sued for any injury allegedly caused by our products, our liability could exceed our ability to pay the liability. Whether or not we are ultimately successful in any adverse litigation, such litigation could consume substantial amounts of our financial and managerial resources, all of which could have a material adverse effect on our business, financial condition, results of operations, prospects and stock price. In addition, even if a product liability claim is found to be without merit or is otherwise unsuccessful, the negative publicity surrounding such assertions regarding our products or processes could materially and adversely affect our reputation and brand image. Any loss of consumer confidence in the safety and quality of our products would be difficult and costly to overcome.

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

At present, we generate significant revenues through the sale of our products through our websites. We manage our websites and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, prospects, financial condition and results of operations. We rely on encryption and authentication technology licensed from other companies to provide the security and authentication necessary to effect secure internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. For example the storage and loss of credit card numbers that may reside on our servers and be used directly by us or by our service suppliers (e.g., merchant account processors). Our security measures may not prevent security breaches. Our failure to prevent these security breaches may result in consumer distrust and may adversely affect our business, results of operations and financial condition.

Risks Related to Government Regulation

The FDA has recently proposed rules seeking to regulate e-cigarettes.

On April 25, 2014, the FDA announced the Proposed Rule seeking to establish, for the first time, federal regulatory authority over, among other tobacco products, e-cigarettes (collectively, “Deemed Tobacco Products”). If approved by the FDA in its current form, the final Proposed Rule would mandate with respect to Deemed Tobacco Products such as e-cigarettes:

•	a prohibition on sales to those younger than 18 years of age and requirements for verification by means of photographic identification;

•	health warnings on product packages and in advertisements; and

•	ban on vending machine sales unless the vending machines are located in a facility where the retailer ensures that individuals under 18 years of age are prohibited from entering at any time.

Also under the Proposed Rule, manufacturers of newly Deemed Tobacco Products would be subject to, among other requirements, the following:

•	registration with, and reporting of product and ingredient listings to, the FDA;

•	no marketing of new tobacco products prior to FDA review;

•	no direct and implied claims of reduced risk such as “light”, “low”, and “mild” descriptions unless FDA confirms (a) that scientific evidence supports the claim and (b) that marketing the product will benefit public health;

•	payment of user fees; and

•	no distribution of free samples.

In addition, the Proposed Rule would require any “new tobacco product,” defined as any Deemed Tobacco Product that was not commercially marketed as of the “grandfathering” date of February 15, 2007, to obtain premarket approval before it could be marketed in the U.S. The premarket approval could take any of the following three pathways: (1) submission of a premarket tobacco product application (“PMTA”) and receipt of a marketing authorization order; (2) submission of a substantial equivalence (“SE”) report and receipt of an SE order; or (3) submission of a request for an exemption from SE requirements and receipt of an SE exemption determination. The FDA has proposed a compliance policy that would delay enforcement of PMTA and SE requirements for two years after the effective date of the final Proposed Rule. We cannot predict if our products, all of which would be considered “non-grandfathered,” will receive the required premarket approval from FDA. Failure to obtain premarket approval for any of our products would prevent us from marketing and selling such products in the U.S., which could have a material effect on our business, financial condition and results of operations.

The Proposed Rule contemplates enforcement actions being brought against products determined to be adulterated and misbranded under the Tobacco Control Act.

We cannot predict the impact the Rule, if approved and finalized, may have on our company specifically or the e-cigarette industry generally, though as it is enacted, it could have a material adverse effect on our business, results of operations and financial condition. Moreover, if the Proposed Rule is approved and finalized, we cannot predict what additional restrictions on Deemed Tobacco Products the FDA may subsequently impose, such as restrictions of online sales or marketing of e-cigarettes or bans on certain flavors. In this regard, total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by the FDA. Costs, however, could be substantial and could have a material adverse effect on our business, results of operations and financial condition. At present, we are not able to predict whether the Proposed Rule will impact us to a greater degree than competitors in the industry, thus affecting our competitive position.

The European Parliament and the Council of the European Union have adopted a new Directive regulating tobacco and related products.

On April 3, 2014, the European Parliament and the Council of the European Union (“EU”) adopted a directive on the manufacture, presentation and sale of tobacco and related products (the “Tobacco Product Directive”) which will regulate e-cigarettes containing nicotine. The Tobacco Product Directive introduces a number of new regulatory requirements for e-cigarettes. For example it (1) restricts the amount of nicotine that e-cigarettes can contain; (2) requires e-cigarettes and refill containers to be sold in child- and tamper-proof packaging and nicotine liquids to contain only “ingredients of high purity”; (3) provides that e-cigarettes must deliver nicotine doses at “consistent levels under normal conditions of use” and come with health warnings, instructions for their use, information on “addictiveness and toxicity”, an ingredients list, and information on nicotine content; (4) significantly restricts the advertising and promotion of e-cigarettes; and (5) requires e-cigarette manufacturers and importers to notify EU Member States before placing new products on the market and to report annually to Member States (including on their sales volumes, types of users and their “preferences”). The new Tobacco Product Directive came into force in May 2014 and gives Member States a two-year transition period to bring national legislation into line with the Tobacco Product Directive.

We cannot predict how the new rules will be transposed into the national laws of EU Member States or the impact they may have on our company specifically or the e-cigarette industry generally, though they could have a material adverse effect on our business, results of operations and financial condition. Costs could be substantial and could have a material adverse effect on our business, results of operations and financial condition. In this regard, total compliance and related costs are not possible to predict and depend on the future requirements imposed by the EU Member States under the Tobacco Product Directive. Member States may decide, for example, to introduce further rules affecting e-cigarettes (for example, age restrictions) provided that these are compatible with the principles of free movement of goods in the Treaty on the Functioning of the European Union (“TFEU”). For example, the Children and Families Act of 2014 includes provisions that allow the Secretary of State to make regulations that prohibit the sale of e-cigarettes to people under the age of 18 in England and Wales. The Tobacco Product Directive also includes provisions that allow Member States to ban specific e-cigarettes or types of e-cigarettes in certain circumstances if there are grounds to believe that they could present a serious risk to human health. If at least 3 Member States impose a ban and this is found to be duly justified, the European Commission could implement an EU wide ban.

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

EU and Member State laws on medical products and devices apply to some sales of e-cigarettes.

There is existing legislation at the EU level and in Member States relating to medicinal products and medical devices. E-cigarettes are regarded by the competent authorities in some Member States as medicinal products and/or medical devices, and therefore require a marketing authorization (for medicinal products) prior to being placed on the market (as well as complying with all other requirements relating to medical products and devices).

In the United Kingdom, for example, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) has announced that e-cigarettes will be regulated as medicines in the future. Following the adoption of the Tobacco Products Directive, the MHRA will regulate as medicines a range of nicotine-containing products including e-cigarettes that make medicinal claims or are above the limit set out in the Directive. This means that such e-cigarettes will only be able to be sold in the United Kingdom if a marketing authorization is first obtained from the MHRA. In the meantime, the MHRA is encouraging companies to voluntarily license e-cigarettes and has indicated that it will continue to decide on a case-by-case basis whether products are medicinal products.

If we require a marketing authorization to sell e-cigarettes as a medicinal product in the United Kingdom or elsewhere in the EU, we can give no assurances that we would be able to demonstrate to the satisfaction of the relevant competent authority that the conditions for granting a marketing authorization are satisfied. We may also be subject to disciplinary, administrative, regulatory and/or legal actions if any regulatory agencies in EU Member States and/or a court of proper jurisdiction determines that the sale of our products, or the means by which we marketed our products, was effected without the proper regulatory approvals (for example, without a marketing authorization where required).

Governmental regulation may affect the countries in which we sell our products.

Foreign jurisdictions have varying policies and laws with respect to the use of e-cigarettes that vaporize nicotine. Some countries regulate e-cigarettes as medicinal products, while other countries have instituted a total ban. If more countries move towards prohibition or introduce further restrictions on e-cigarettes, it will have a direct impact on our ability to expand internationally and may have a material adverse effect on our growth strategy.

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

In addition to the anticipated regulation of our business by the FDA, as reflected in the FDA’s recently proposed rule seeking to regulate e-cigarettes as a deemed tobacco product, the recent adoption of the EU Tobacco Product Directive, and regulation of e-cigarettes as a medicinal product and/or medical device in the United Kingdom and other EU Member States, our business, results of operations or financial condition could be adversely affected by new or future legal requirements imposed by legislative or regulatory initiatives, including, but not limited to, those relating to health care, public health and welfare and environmental matters. For example, in recent years, states and many local and municipal governments and agencies in the United States, as well as private businesses and certain foreign governments, have adopted legislation, regulations or policies which prohibit, restrict, or discourage smoking; smoking in public buildings and facilities, stores, restaurants and bars; and smoking on airline flights and in the workplace. Furthermore, some jurisdictions prohibit and others are considering prohibiting the sales of e-cigarettes to minors. Other similar laws and regulations are currently under consideration and may be enacted by state, local and foreign governments in the future. On August 26, 2014, the World Health Organization released a report on e-cigarettes and similar devices calling for regulatory measures to be considered for banning flavors in e-cigarettes, ending their use in indoor workplaces and public places, restricting their promotion to avoid initiation of non-smokers and youth and highlighting the potential adverse effects on pregnant women. To the extent e-cigarettes are subject to restrictions on smoking in public and other places, our business, operating results and financial condition could be materially and adversely affected. New legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent such requirements increase the prices of goods and services because of increased costs or reduced availability. We cannot predict whether such legislative or regulatory initiatives will result in significant changes to existing laws and regulations and/or whether any changes in such laws or regulations will have a material adverse effect on our business, results of operations or financial condition.

We may be unable to afford to comply with FDA regulation and the EU Tobacco Product Directive.

The anticipated costs of complying with future FDA regulations as well as the EU Tobacco Product Directive will be dependent on the rules issued by the FDA and the way the EU Tobacco Product Directive is transposed into national laws respectively. Since our products are manufactured by third parties, we anticipate that they will bear the initial investment associated with compliance and will pass those costs to us through price increases. If we need to seek FDA approval, then based on several factors including either pre-market approval or 510K application, we estimate an application could take between 6 to 24 months with a cost of $100,000 to $2 million. If our products are deemed to be a drug, we anticipate that the time and costs to comply with FDA and other country specific regulations, including, without limitation, the U.K.’s MHRA, could be prohibitive to the future operations of our company and may have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with FDA regulatory requirements or the national laws implementing the EU Tobacco Product Directive or other laws could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products.

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

The application of the Prevent All Cigarette Trafficking Act and/or the Federal Cigarette Labeling and Advertising Act to e-cigarettes would have a material adverse effect on our business.

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

The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). As of December 31, 2014 there were 179 parties to the FCTC, including the European Union. The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors and generic packaging;

•	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;

•	requirements regarding testing, disclosure and use of tobacco product ingredients;

•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•	elimination of duty free allowances for travelers; and

•	encouraging litigation against tobacco companies.

If e-cigarettes are subject to one or more significant regulatory initiates enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

If we have improperly marketed and distributed certain of our products in violation of governmental regulations we may be subject to fines, sanctions, administrative actions, penalties and other liability, either civil and or criminal.

We may be subject to disciplinary, administrative, regulatory and or legal actions if the FDA, any regulatory agencies in EU Member States or other countries in which our products are sold and/or a court of proper jurisdiction determines that our products or the means by which we marketed and sold our products was effected without the proper regulatory approvals. As a distributor and marketer of a product that a government or regulatory agency may assert is a smoking cessation device and or a tobacco product, the Company faces potential fines, sanctions, administrative actions, penalties, and other liability for: improper sales, labeling, making improper claims, referencing or publishing to its websites, marketing materials, advertisements, testimonials or representations that certain of our products have the ability or potential to treat, cure or otherwise improve a medical condition, and or provide a healthier alternative to other more traditional tobacco products.

Moreover, in light of the FDA’s recently issued proposed rule seeking to regulate various deemed tobacco products such as e-cigarettes, we may be required to follow federal and state tobacco labeling laws, and could face potential fines, sanctions, administrative actions, penalties and other liability, either civil and or criminal, for any violations thereof.

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

Risks Related to our Common Stock

The market price for our common stock is particularly volatile given our status as a relatively unknown company, limited operating history and lack of profits, which could lead to wide fluctuations in our share price. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

Our common stock is currently quoted on the OTCBB. The market for our common shares is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are, compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our limited operating history, lack of profits to date, uncertainty of future market acceptance for our potential products, and continued lack of effective ICFR. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. In addition, current prospective investors may be unwilling to provide new debt or equity capital, or extend current financial commitments. In addition, our inability to complete the public offering withdrawn in November 2014 correlates with a significant sell-off of our shares that, among other factors, has resulted in a precipitous decline in our share price since that time. Many of these factors are beyond our control and have decreased, and likely will continue to decrease, the market price of our common shares, regardless of our operating performance. Additionally, while there has recently been a more active market for our common stock, there can be no assurance that such market will continue either now or in the future. If an active and liquid trading market does not continue, you may have difficulty selling any of our common stock that you own.

Changes in the fair value of financial instruments may result in significant volatility in our reported results.

We have issued convertible notes with certain conversion features and anti-dilution provisions, which we identified and account for as embedded derivatives. We have also issued warrants with provisions that require liability classification. These financial instruments require us to “mark to market” (i.e. record the derivatives and warrants at fair value) as of the end of each reporting period as liabilities on our balance sheet and to record the change in fair value during each period as a non-cash adjustment to our current period results of operations in our income statement, which has subjected our results of operations to greater and significant volatility, and likely will continue to result in potentially high volatility.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock, particularly since, as noted above, our common shares are sporadically and thinly traded  compared to the shares of such larger, more established companies. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our board of directors is authorized to issue additional shares of our stock which would dilute existing shareholders.

We are currently authorized to issue up to 300,000,000  shares of common stock and as of March 30, 2015 have issued 34,879,194 shares of common stock. Our board of directors may issue additional shares of our common stock for such consideration as they may consider sufficient, including in connection with any acquisitions we may consummate in the future, without seeking stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders.

Your percentage ownership of our common shares may be diluted by future share issuances, including issuances in respect to adjustments pursuant to agreements with existing investors.

Starting in late 2013, we have issued new shares of common stock to fund acquisitions, to raise additional capital, to compensate employees and other persons and share percentage ownership of certain shareholders has been significantly diluted. All of the convertible notes and warrants issued in connection with our recent financings contain anti-dilution rights (“down round provisions”), which adjust the conversion price and exercise price of the notes and warrants, respectively, should we sell shares of common stock or common stock equivalents at a price per share less than the conversion price or exercise price of those notes and warrants, respectively, as well as increase the number of shares subject to purchase under the warrants. These anti-dilution rights have resulted in significant and substantial dilution to those of our shareholders not possessing such anti-dilution protection. Our 2014 Plan allows us to issue up to 10% of the issued and outstanding common stock, which calculation shall be made on the first trading day of each new fiscal year, to compensate employees and other persons. Upon the occurrence of any of these events, your percentage ownership of our shares will continue to be diluted.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our shares price and trading volume could decline.

The trading market for our shares of common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our share price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

We do not intend to pay dividends for the foreseeable future, and you must rely on increases in the market prices of our common stock for returns on equity investment.

For the foreseeable future, we intend to retain all earnings, if any, to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Certain of our outstanding notes contain covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues.

Our notes contain covenants that could limit our future financing capabilities. These restrictions may interfere with our ability to obtain new or additional financing or may affect the manner in which we structure such new or additional financing or engage in other business activities, which may significantly limit or harm our results of operations, financial condition and liquidity. A default and resulting acceleration of obligations could also result in an event of default and declaration of acceleration under certain of our other existing debt agreements. Such an acceleration of our debt would have a material adverse effect on our liquidity and our ability to continue as a going concern. A default could also significantly limit our alternatives to refinance both the debt under which the default occurred and other indebtedness. This limitation may significantly restrict our financing options during times of either market distress or our financial distress, which are precisely the times when having financing options is most important.

Item 1B.          Unresolved Staff Comments.

None.

Item 2.          Properties.

Properties

Our corporate headquarters is located at 14200 Ironwood Drive, Grand Rapids, Michigan 49534, which we purchased in September 2014 for a purchase price of $530,000. At closing we paid the seller $105,000 and financed $430,572 of the purchase price through an 8.5% Mortgage Note (“Original Mortgage Note”), which was due at December 31, 2014 with accrued interest. The Original Mortgage Note was retired and replaced with a new $250,000 Mortgage Note as of December 31, 2014 with a maturity of December 31, 2019. The new $250,000 Mortgage Note has a variable interest rate of the prime rate plus 2.5% with the initial rate being 5.75%.  We believe our new corporate offices are suitable and adequate to operate our business at this time and for the foreseeable future.

Our subsidiary, Vapestick leases an area of approximately 3,100 square feet, in Borehamwood, Hertfordshire, England, for £5,727 per month ($9,210 as of December 31, 2014), with an option to terminate the lease after three years. Our subsidiary, VIP, leases its corporate offices as well as a storage and distribution center, in Radcliffe, Manchester, England, at an annual rental rate of £13,420 ($20,906 as of December 31, 2014). This lease expires in November 2015.

VIP maintains a lease of an additional distribution center at in Heywood, England, having an area of approximately 8,084 square feet, at an annual rental rate of £118,000 ($182,900 as of December 31, 2014). The lease expires in February 2025. Additionally, we house inventory in a few distribution centers on a month-to-month basis with no long term or other commitments or contracts. We are looking to lease additional space to house our inventory as it increases through our acquisitions.

Item 3.           Legal Proceedings

On June 22, 2012, Ruyan filed a lawsuit against our subsidiary FIN Branding Group, LLC, as well as several other manufacturers and distributors of e-cigarettes, alleging infringement of certain U.S. Patent No. 8,156,944 (the “’944 patent”) based on the manufacture, use, importation, marketing and/or sale of the Finiti and FIN disposable e-cigarettes. On July 31, 2012, FIN filed an answer and counterclaims against Ruyan in the lawsuit. The lawsuits against FIN and other lawsuits brought against third-party manufacturers and distributors of e-cigarettes were consolidated for discovery purposes as Ruyan Investment Holdings Ltd. vs. Soterra, Inc., et. al., Case No. 2:12 CV-05454-GAF-FFM, which is pending in the United States District Court for the Central District of California but has been stayed pending the outcome of proceedings before the U.S. Patent and Trademark Office relating to the ’944 patent.

On September 13, 2012, FIN filed a request for inter partes reexamination of the ’944 patent with the U.S. Patent and Trademark Office, seeking to invalidate claims of the ’944 patent. On October 15, 2012, FIN filed a motion in the District Court to stay the lawsuit pending the outcome of its request for reexamination. On November 27, 2012, the U.S. Patent and Trademark Office granted FIN’s request for inter partes reexamination of the ’944 patent and issued an Office Action to Ruyan. On January 28, 2013, and February 5, 2013, Ruyan filed responses to the Office Action. On February 25, 2013, the District Court granted FIN’s motion to stay the lawsuit until the reexamination is complete. On February 27, 2013, FIN filed comments in the reexamination proceeding.

On July 24, 2013, C.B. Distributors, Inc. and DR Distributors, LLC (collectively, “C.B. Distributors”), two co-defendants in the consolidated lawsuit, separately filed a request for inter partes review of the ’944 patent with the Patent Trial and Appeal Board (“PTAB”) of the U.S Patent and Trademark Office. On December 30, 2013, the PTAB issued a decision to institute the inter partes review of the ’944 patent, and ordered a stay of FIN’s reexamination proceeding.  FIN’s reexamination and, correspondingly, the lawsuit both remain stayed pending completion of the inter partes review.  Oral hearing in the inter partes review was held on September 18, 2014. On December 24, 2014, the PTAB entered a Final Written Decision, concluding that claims 1-10, 12, 15-26, and 33-38 of the ’944 patent are unpatentable. The patent owner, Fontem (who had been assigned the rights of the ’944 patent from Ruyan), has filed a Notice of Appeal, stating it intends to appeal the PTAB’s decision to the U.S. Court of Appeals for the Federal Circuit. No scheduling order or trial date has been entered by the District Court, and no discovery will occur while the lawsuit is stayed. The Company intends to continue to vigorously defend FIN against Fontem’s claims, to the extent any asserted claims of the ’944 patent are deemed to be valid upon conclusion of the proceedings in the U.S. Patent and Trademark Office.

On March 5, 2014, Fontem filed a complaint against us and FIN alleging infringement of U.S. Patents Nos. 8,365,742 (the “’742 patent”), 8,375,957 (the “’957 patent”), 8,393,331 (the “’331 patent”), and 8,490,628 (the “’628 patent”) based on the manufacture, use, importation, marketing and/or sale of Victory and FIN disposable and rechargeable electronic cigarettes and their components. On April 8, 2014, Fontem filed an amended complaint additionally alleging infringement of U.S. Patent No. 8,689,805 (the “’805 patent”). The case is pending in the United States District Court for the Central District of California, Case No. CV14-1651-GW-MRW. The Company and FIN filed an answer and counterclaims against Fontem on May 15, 2014. The counterclaims seek a declaratory judgment that the Company and FIN have not and do not infringe the asserted patents and that the asserted patents are invalid. Fontem filed an answer to the counterclaims on May 23, 2014. On June 23, 2014 a scheduling conference was held, and case deadlines were set. On December 23, 2014, the Court consolidated the lawsuit against the Company and FIN with the lawsuits Fontem filed against other third-party manufacturers and distributors of e-cigarettes for purposes of discovery, claim construction, and related common matters under Case No. 2-14-cv-1645. The parties are currently engaging in claim construction and discovery in the consolidated case. The Company intends to continue to vigorously defend against Fontem’s claims.

Co-defendant NJOY, Inc. filed a petition seeking inter partes review of the ’331 patent on August 14, 2014, and a petition seeking inter partes review of the ’628 patent on August 15, 2014. Co-defendant CB Distributors filed a petition seeking inter partes review of the ’805 patent on September 22, 2014. Co-defendant Logic Technology Development, LLC filed a petition seeking inter partes review of the ’957 patent on October 21, 2014. Co-defendant VMR Products LLC filed a petition seeking inter partes review of the ’742 patent on March 10, 2015. Defendants filed a joint motion to stay proceedings on September 22, 2014 pending the inter partes review proceedings, which the Court denied on September 24, 2014 without prejudice to file a renewed motion to stay if and when the PTAB instituted the requested reviews. On February 19, 2015, the PTAB instituted inter partes review of the ’331 and ’628 patents. Specifically, the PTAB instituted review of claims 1–5 of the ’331 patent and claims 1–5, 7 and 8 of the ’628 patent. On March 12, 2015, the PTAB instituted inter partes review of all claims of the ’805 patent. The petitions for inter partes review of the ’742 and ’957 patents remain pending.

On October 21, 2014, Fontem filed a complaint against the Company and FIN alleging infringement of U.S. Patents Nos. 8,863,752 (the “’752 patent”) and 8,893,726 (the “’726 patent”) based on the manufacture, use, importation, marketing and/or sale of Victory and FIN disposable and rechargeable electronic cigarettes and their components. The case was filed in the United States District Court for the Central District of California as Case No. CV14-8156-BRO-PJW. On December 2, 2014, Fontem filed another complaint against us and FIN alleging infringement of U.S. Patents Nos. 8,899,239 (the “’239 patent”) and 8,910,641 (the “’641 patent”) in the United States District Court for the Central District of California as Case No. CV14-9268-GW-MRW. On January 12, 2015, the Company and FIN filed answers and counterclaims against Fontem; the counterclaims seek a declaratory judgment that the Company and FIN have not and do not infringe the asserted patents and that the asserted patents are invalid. Fontem filed answers to the counterclaims on February 5, 2015. These two cases were subsequently consolidated with Case No. 2-14-cv-1645 for purposes of discovery, claim construction, and related common matters.

The Court has indicated that there will be no single trial involving all consolidated defendants, and the Court has also indicated that the first individual trial will begin on November 3, 2015. The Company intends to vigorously defend against Fontem’s claims.

Such patent lawsuits as well as any other potential future third party lawsuits alleging our infringement of patents, trade secrets or other intellectual property rights could force us to do one or more of the following:

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

On September 3, 2014, we filed an action in the Second Judicial District Court of the State of Nevada, Case No. CV14 01886, against our former employee Paul Cory Simon and his business Strive, Inc.. Our complaint seeks injunctive relief and damages arising from Mr. Simon’s alleged violation of his non-compete and non-solicitation provisions of his employment agreement with us. In addition, our complaint alleges that Mr. Simon disparaged certain of our officers and misused certain of our business secrets and intellectual property in an effort to advance his personal business interests. Among the prayers for relief requested in our complaint is the cancellation of all of Mr. Simon’s shares that he received based on expectations associated with his employment with us and representations made to us upon his separation from service. On January 16, 2015, we reached a settlement with Mr. Simon (the “Settlement Agreement”) in which Mr. Simon surrendered 7.5% of his shares of common stock in the Company, equaling 19,500 shares (retroactively adjusted to reflect the March 24, 2015 one-for-fifteen reverse stock split), in exchange for the Company dismissing, with prejudice, its civil action against Mr. Simon and Strive, Inc.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, par value $0.001 (the “common stock”) trades on the OTCBB under the symbol ECIG. Prior to July 15, 2013, our common stock was listed under the symbol TCKM. The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCBB equity security is not listed or traded on a national securities exchange. All share prices have been retroactively adjusted to reflect the one-for-fifteen reverse stock split, which became effective on March 24, 2015.

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

	High	Low

Year end December 31, 2014
First Quarter	$299.85	$135.90
Second Quarter	192.00	90.00
Third Quarter	142.50	63.00
Fourth Quarter	85.50	0.75

Year end December 31, 2013
First Quarter	$-	$-
Second Quarter	8.55	6.00
Third Quarter	900.00	8.40
Fourth Quarter	412.50	75.75

(1)  A public market for our common stock did not exist prior to June 12, 2013.

Holders

As of March 30, 2015, there were approximately 154 holders of record of our common stock. However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street” name through brokerage clearing houses, depositories or other means in unregistered form.

Dividends

We have never declared or paid dividends on our common stock, and our board of directors does not intend to declare or pay any dividends on our common stock in the foreseeable future. Our earnings are expected to be retained for use in expanding our business. The declaration and payment in the future of any cash or stock dividends on our common stock will be at the discretion of the board of directors and will depend upon a variety of factors, including our future earnings, capital requirements, financial condition and such other factors as our board of directors may consider to be relevant from time to time.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2014.

Item 6.          Selected Financial Data.

The table below contains our selected financial data for, or as of the end of, each of the last three years in the period ended December 31, 2014. The selected balance sheet data as of December 31, 2014 and 2013 and the selected statements of operations data for the years ended December 31, 2014, 2013 and 2012 have been derived from our audited Financial Statements included elsewhere in this Report. The selected balance sheet data as of December 31, 2012 have been derived from our audited consolidated Financial Statements not included in this Report. The following selected financial data should be read in conjunction with, such consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report. All shares and share prices have been retroactively adjusted to reflect the one-for-fifteen reverse stock split, which became effective on March 24, 2015.

	Years Ended December 31,
	2014	2013	2012
SELECTED STATEMENT OF OPERATIONS DATA:
Revenues	$43,475,779	$3,102,729	$1,470,204
Cost of goods sold	31,464,001	1,288,914	526,300
Gross profit	12,011,778	1,813,815	943,904
Operating expenses	227,178,609	20,715,553	1,391,934
Loss from operations	(215,166,831)	(18,901,738)	(448,030)
Other expense, net	(187,946,725)	(1,804,710)	(30,140)
Loss before income taxes	(403,113,556)	(20,706,448)	(478,170)
Income tax benefit	21,538,598	-	-
Net loss	$(381,574,958)	$(20,706,448)	$(478,170)

Loss per common share:
Basic	$(73.06)	$(7.24)	$(0.22)
Diluted	$(73.06)	$(7.24)	$(0.22)
Weighted average number of shares outstanding:
Basic	5,222,827	2,858,094	2,166,667
Diluted	5,222,827	2,858,094	2,166,667

SELECTED BALANCE SHEET DATA:
Total assets	$131,831,146	$2,612,350	$612,777
Borrowed debt	$57,917,913	-	-
Stockholders' deficit	$(119,881,688)	$(16,512,516)	$(517,289)

Item 7.          Management Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition is for the fiscal years ended December 31, 2014, 2013, and 2012, and should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Report. All shares and share prices have been retroactively adjusted to reflect the one-for-fifteen reverse stock split that became effective on March 24, 2015.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” and “Business” sections in this Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are an independent marketer and distributor of vaping products and electronic cigarettes. Our objective is to become a profitable leader in the rapidly growing, global electronic cigarette and vaping (“e-cigarette”) segment of the broader nicotine related products industry including traditional tobacco. E-cigarettes are battery-powered products that simulate tobacco smoking through inhalation of nicotine vapor without the fire, flame, tobacco, tar, carbon monoxide, ash, stub, smell and other chemicals found in traditional combustible cigarettes. According to Euromonitor, the global tobacco industry represents a $783 billion market worldwide. In addition, there are an estimated 1.3 billion smokers globally according to The American Cancer Society, and these existing smokers are our target demographic and represent our primary source of revenue growth. We currently sell our products through more than 50,000 outlets across multiple channels in multiple countries.

We accommodate the various product preferences of e-cigarette users by offering a comprehensive set of product offerings, including disposables, rechargeables, tanks, starter kits, e-liquids, open and closed-end vaping systems and accessories. Our products consist of durable components and nicotine liquids that undergo rigorous quality testing during production. We market our products through what we believe is one of the most extensive brand portfolios in the e-cigarette industry. Our global brand portfolio includes the FIN, VIP, VAPESTICK and Victory brands. We believe that this combination of product breadth and quality, combined with our effective brand strategy, resonates strongly with adult consumers who associate our products with ease of use, quality, reliability and great taste.

Stronger consumer demand has led retailers to allocate additional shelf space to e-cigarettes and we strive to offer our products at or near every point of distribution where traditional cigarettes are available in the markets we serve. We sell our products through a variety of channels, including wholesale distributors, convenience stores, grocery stores, mass merchandisers, club stores, vape shops independent retailers and our e-commerce websites.

We are focused on rapidly securing additional retail distribution in both the domestic United States and international markets through strategic partnerships with key retailers and distributors. We plan on further penetrating existing markets and acquiring new customers by implementing our multi-brand/multi-product strategy, offering products across all price points, to satisfy the demand of consumers with varying preferences. We believe we offer retailers and distributors attractive margins as a result of our low-cost strategy and structured incentives.

Agreements with Fields Texas Limited LLC’s affiliate, E-Cig Acquisition Company LLC

On December 30, 2013, we entered into a comprehensive partnership agreement with Fields Texas Limited LLC’s affiliate, E-Cig Acquisition Company LLC (“Fields Texas”) pursuant to which Fields Texas will act as our exclusive agent to secure sales and distribution agreements of our products with various retailers and distributors both in the United States and internationally. William R. Fields, a director of the Company from December 30, 2014 through March 6, 2015, beneficially owns 25% of Fields Texas. Fields Texas will also support our acquisition, product development, marketing, pricing and promotional efforts both in the United States and internationally. Upon the execution of the Partnership agreement, we issued Fields Texas warrants to purchase 465,000 shares of common stock at an exercise price of $135.75 per share which were immediately exercisable.  Subsequently, Fields Texas assigned a portion of their warrants to an unaffiliated third party and the remainder as a pro-rata distribution to its members. Pursuant to the protective down round provision contained in the warrant, as further described below, following the completion of our subsequent private offerings of convertible notes, warrants and shares of our common stock described under “Liquidity and Capital Resources” below, as of December 31, 2014, the exercise price of the warrants had adjusted to $0.75 per share and the number of shares currently subject to purchase was increased to 39,980,535 shares of common stock. This followed the exchange by one of the Fields Texas members of all of its warrants for 5-year warrants to purchase 2,000,000 shares of Common Stock at an exercise price of $0.75, on December 31, 2014.  The Company issued 26,967 shares on April 17, 2014 from a partial exercise by the unaffiliated third party of warrants that Fields Texas had assigned to it. The Company issued 15,241 shares on November 3, 2014, from a partial exercise of warrants by one of the Fields Texas members. On November 25, 2014, the Company issued 37,861 shares in exchange for the cancelation of all of the warrants held by one of the Fields Texas members. In January 2015, Fields Texas members holding warrants to purchase 39,980,535 shares amended their warrants to remove the protective down round position, fix the exercise price of the warrants at $0.75 and the number of shares issuable at 2,000,000. Following the cancellation by one of the Fields Texas members of warrants to purchase 1,000,000 shares in March 2015, as of March 31, 2015, the members of Fields Texas held in the aggregate warrants to purchase 3,000,000 shares at an exercise price of $0.75. The Company also paid Fields Texas a $200,000 development fee to offset initial start-up costs and expenses.

Pursuant to the partnership agreement, we will pay Fields Texas ongoing commissions on the net sales of our products sold through the sales and distribution agreements secured by Fields Texas. In addition, for every $10,000,000 in annual net sales realized through the sales and distribution agreements secured by Fields Texas, up to an aggregate of $100,000,000 in annual net sales realized, we will issue Fields Texas five-year warrants to purchase 35,333 shares of common stock at an exercise price equal to the closing price on the date the warrants are issued.

The exercise prices of the warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes and dilutive issuances.

For a merger or acquisition, strategic partnership, joint venture, licensing or similar transaction that Fields Texas facilitates, we will pay a one-time fee equal to 5% of the purchase price paid in the same form of consideration as used in the transaction, though warrants may be substituted for shares of common stock at our option on a one-for-one basis with the exercise price set as the closing price of the day such transaction closed.  To date, we have paid Fields Texas a fee of $1,250,000 and issued five-year warrants to purchase 33,333 shares of common stock at an exercise price of $150.00 per share in connection with the FIN acquisition which were immediately exercisable. Subsequently, Fields Texas distributed its warrants on a pro-rata basis to its members. In connection with the exchanges on November 25, 2014 and December 31, 2014, mentioned above, members of Fields Texas cancelled warrants to purchase 16,667 shares of common stock. Pursuant to the adjustment provision contained in the warrants, as of December 31, 2014, the exercise price of the warrants had adjusted to $0.75 per share and the number of shares subject to purchase was increased to 3,333,333 shares of common stock. These warrants were cancelled in January 2015 in connection with the warrant amendments mentioned above.

The term of the partnership agreement is for three years and will automatically be renewed for successive periods upon achieving annual net sales targets.

On April 28, 2014, the Company entered into an advisory agreement with Fields Texas Limited LLC (“FTX”), to provide various advisory services, which agreement was terminated on September 4, 2014. William R. Fields, one of our former directors, owns 100% of FTX. Pursuant to the advisory agreement, the Company was obligated to pay FTX a fee equal to 3% of the total purchase price paid in connection with our VIP and Hardwire acquisitions for advice provided in connection with such acquisitions. Fields Texas did not receive a 5% facilitation fee relating to the VIP or Hardwire acquisitions. To date, we have paid FTX fees of $270,000 in connection with the VIP acquisition and $150,000 in connection with the Hardwire acquisition and will pay FTX an additional $330,000 as a fee upon our repayment of the VIP Promissory Notes described below.

Acquisitions In 2014

Acquisition of Vapestick

On January 9, 2014, we completed the acquisition of all of the issued and outstanding ordinary shares of Vapestick, a company incorporated under the laws of England and Wales, pursuant to a Share Exchange Agreement by and between us, Vapestick and all of the shareholders of Vapestick (the “Vapestick Shareholders”) dated December 15, 2013.

Pursuant to the terms of the acquisition agreement, we acquired all of the issued and outstanding shares of Vapestick from its shareholders in consideration for (a) aggregate cash payment of approximately $5.8 million in USD (b) the issuance of 6,595,900 shares of our common stock.

In connection with our acquisition of Vapestick, we agreed to (1) offer the Vapestick Shareholders the opportunity to participate in future equity offerings by us for so long as they own in the aggregate the greater of 5% of our outstanding shares of common stock or 50% of the number of shares of our common stock issued to the Vapestick Shareholders in connection with the acquisition, (2) fund the business of Vapestick in accordance with its business plan of approximately $545,000 (as of December 31, 2014) per month until December 31, 2014, the purpose of which is to ensure that Vapestick has the proper growth capital to reach its proposed targets, at which time we expect them to be self-sufficient, and we have satisfied this requirement to date, (3) maintain the base salary and target cash bonus opportunities of the employees of Vapestick immediately after the acquisition for a period of twelve months following the acquisition and (4) granted piggyback registration rights for all of the shares issued to the Vapestick Shareholders should the Company file a registration statement relating to an offering for its own account or the account of others. As of December 31, 2014, the Vapestick Shareholders have not participated in any of our subsequent equity offerings.

Acquisition of FIN

On February 28, 2014, we completed the acquisition of FIN, a Delaware corporation, through a merger with and into a wholly-owned subsidiary of ours, pursuant to the Agreement and Plan of Merger dated February 12, 2013, by and among the Company, our subsidiary, FIN, and Elliot B. Maisel, as representative of the FIN stockholders.

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

Acquisition of VIP

On April 22, 2014, the Company entered into a share purchase agreement by and between (i) the Company and (ii) the shareholders of VIP, an England and Wales incorporated limited company (the “MHL Shareholders”). Pursuant to the terms of the agreement, the MHL Shareholders transferred to the Company all of the shares of MHL held by such shareholders in exchange for (1) the issuance of 153,333 shares of the Company’s common stock, (2)  approximately $9.0 million in USD in cash consideration (3) $11,000,000 of promissory notes, (4)  $11.4 million in USD in respect of MHL’s surplus cash and (5) up to $5,000,000 in cash as an earn-out, if the gross profit of VIP (as calculated in accordance with the terms of the agreement) is equal to or exceeds £12,300,000 for the twelve month period ending June 30, 2014. The $5,000,000 cash earn-out was due to be paid at December 13, 2014, but has not yet been paid.  A description of such promissory notes is located in “—Liquidity and Capital Resources” below.

Proposed Acquisition of Ten Motives

On May 30, 2014, we entered into a share purchase agreement by and between (i) the Company, (ii) a wholly-owned subsidiary of the Company, and (iii) the stockholders of Ten Motives (the “Ten Motives Shareholders”). Pursuant to the terms of the agreement, the Ten Motives Shareholders will sell and the Company’s subsidiary will purchase all of the shares of Ten Motives held by such stockholders in exchange for (1) $40,000,000, adjusted as necessary for working capital, cash surplus, and acquisition related costs should Ten Motives make an acquisition prior to our acquisition of Ten Motives being completed, (2) 360,000 shares of our common stock, based upon an assumed per share price of $150 for a total value of $54,000,000, which number of shares will be increased proportionately should the Company sell shares in an underwritten offering at a price of less than $150 per and (3) a range of an earn-out starting at approximately $7,500,000 and attaining a maximum amount of $10,000,000, if the revenue (as defined in the agreement) of Ten Motives is equal to or exceeds £18,072,288 for the lower end of the range and £34,307,228 for the maximum earn-out for the twelve-month period ending May 30, 2015.

On December 1, 2014, the agreement was automatically terminated by its terms. In conjunction with the termination, on December 2, 2014, the Company paid Ten Motives a break-up fee of $350,000 in cash.

Acquisition of Hardwire

On July 16, 2014, we completed the acquisition of the assets of Hardwire Interactive Inc., a British Virgin Islands company (“Hardwire”), pursuant to an asset purchase agreement with Hardwire and the selling owners of Hardwire. Pursuant to the terms of the agreement, we purchased all of Hardwire’s assets and properties held in connection with, necessary for, or material to Hardwire’s business of selling e-cigarettes via the internet for a purchase price of (1) $5,000,000, (2) 200,000 shares of our common stock and (3) the assumption of all of Hardwire’s liabilities relating to or arising out of any assigned contracts, the employment of Hardwire’s employees or the ownership, operation or use of the assets being sold.

Components of Revenues and Costs and Expenses

Revenues

Our revenues are derived from the sale of e-cigarette products directly to consumers over the internet and to various retailer and wholesaler customers. Our revenues are reported net of return reserves, which represent that portion of gross revenues not expected to be realized. In particular, retail revenue, including e-commerce sales, is reduced by estimates of “contractual” returns.

We offer sales incentives and discounts to our customers and consumers including rebates, shelf-price reductions and other trade promotional activities, which are reflected in our net revenues.

Cost of Goods Sold

Cost of goods sold consists of the costs of products manufactured by our suppliers, including freight-in and packaging, and related warehousing (“SGA”) expenses.

Operating Expenses

Operating expenses consist primarily of our mark-to-market adjustments on our advisory agreement warrants, equity offered to certain distribution partners pursuant to co-investment programs, distribution, marketing and advertising expenses and selling, general and administrative (“SGA”) expenses.

The primary components of our distribution, marketing and advertising expenses are media, agency, trade shows, and other promotional expenses.

Our selling expenses consist primarily of marketing expense and sales commissions and our general and administrative costs consist primarily of wages, related payroll, and employee benefit expenses, including stock-based compensation, legal and professional fees which include significant external assistance with our ongoing regulatory compliance activities, travel expenses, other facility-related costs, such as rent and depreciation, and other consulting expenses.

Although we have only just begun to implement our co-investment programs, we anticipated that the cost of such co-investment programs will include a combination of cash and warrants to purchase our common stock issued to such distributors as incentives to reward the achievement of certain revenue milestones. The costs of such awards are based on the revenue associated with the attainment of such milestones and the warrants or equity-based incentives will be valued at the time of their issuance based on a variety of factors including vesting requirements.

Foreign Exchange Movements

Due to the international aspect of our business, our revenues and expenses are affected by foreign exchange movements. Our primary exposures to foreign exchange rates are the British Pound and Euro against the U.S. dollar. The financial results of our foreign operations are translated to U.S. dollars for consolidation purposes. The functional currency of our foreign subsidiaries is generally the local currency of the country of domicile. Accordingly, income and expense items are translated at the average rates prevailing during each reporting period and initially reported as a component of other comprehensive loss. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized in our operating results as transaction gains and losses.

Results of Operations

Year ended December 31, 2014 compared with year ended December 31, 2013

Revenues

Revenues for the years ended December 31, 2014 and 2013 were $43,475,779 and $3,102,729, respectively, an increase of $33,873,050. The increase in revenue is primarily attributable to increases in online sales to new and recurring customers and sales to retail and wholesale sources, as a result primarily of our acquisitions and the resulting increase in distributors and in marketing efforts in 2014.

Cost of goods sold for the years ended December 31, 2014 and 2013 were $31,464,001 and $1,288,914, respectively, an increase of $28,275,087. The increase is primarily due to an increase in sales as well as a change in product mix to higher distributor and wholesaler sales, which have lower gross margin than our online sales to consumers. Management believes that cost of goods sold and shipping expense as a percent of net sales will remain the same or marginally decrease with increased scale and efficiency.

Operating Expenses

Distribution, marketing and advertising expenses for the years ended December 31, 2014 and 2013 were $10,397,367 and $1,078,180, respectively, an increase of $8,519,187. During the year ended December 31, 2014, we increased various advertising campaigns to increase both online and point of sale brand awareness, which primarily contributed the increase in the expenses.

Selling, general and administrative expenses for the years ended December 31, 2014 and 2013 were $56,538,552 and $3,036,873, respectively.  The increase in 2014 is primarily due to cost associated with general administrative fees including substantial regulatory compliance costs, insurance, telecommunications, printing, supplies, and other miscellaneous items.

Loss on impairment of goodwill and other identifiable intangible assets for the years ended December 31, 2014 and 2013 was $144,357,493 and $0, respectively.

Advisory agreement warrant expenses for the years ended December 31, 2014 and 2013 were $15,968,481 and $16,600,500 respectively. This expense was due to the warrants we issued to Fields Texas in connection with the advisory agreement that we entered into with Fields Texas on December 30, 2013 as discussed above.

Other Expense

Interest expense for the years ended December 31, 2014 and 2013 was $44,135,995 and $1,804,710, respectively. The increase was attributable to interest paid on the convertible notes issued by the Company in 2014, and the accretion thereon due to substantial debt discounts recognized in fully valuing the financial instruments exchanged.

Net loss

The net loss for the years ended December 31, 2014 and 2013 was $382,928,809 and $20,706,448, respectively. The net loss per common share for the years ended December 31, 2014 and 2013 was $73.46 and $7.25, respectively.

During the year ended December 31, 2014, the Company raised $68.5 million from the issuance of debt with warrants recorded as liabilities, and $31.0 million from the issuance of common stock with warrants recorded as liabilities. The warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. Accordingly, the Company recorded a $29.2 million loss related to the fair value of excess proceeds, a $150.6 million warrant fair value adjustment/loss, a $16.0 million warrant fair value adjustment/gain, and a $49.9 million gain on extinguishment of a warrant liability during 2014.

Year ended December 31, 2013 compared with year ended December 31, 2012

Revenues

Revenues for the years ended December 31, 2013 and 2012 were $3,102,729 and $1,470,204, respectively, an increase of $1,632,525 or approximately 111%. The increase in revenues is primarily attributable to increases in online sales to new and recurring customers and sales to retail and wholesale sources, as a result of our increase in distributors and in marketing in 2013.

Cost of goods sold for the years ended December 31, 2013 and 2012 were $1,288,914 and $526,300, respectively, an increase of $762,614 or approximately 145%. The increase is primarily due to an increase in sales as well as a change in product mix to higher distributor and wholesaler sales, which have lower gross margin than our online sales to consumers. Selling through traditional retail channels involves significantly greater costs than direct sales to consumers in online sales, including those related to distributor and wholesaler margins, logistics costs and inventory carrying costs. As the Company’s sales “mix” skews more toward traditional distribution channels it is expected that the associated costs of this channel will impact gross margins negatively in comparison to our previous online sales model.

Operating Expenses

Distribution, marketing and advertising expenses for the years ended December 31, 2013 and 2012 were $1,078,180 and $323,167, respectively, an increase of $755,013. During the year ended December 31, 2013, we continued and increased various advertising campaigns to increase both online and point of sale brand awareness, which caused the increase in the expense.

Selling, general and administrative cost for the years ended December 31, 2013 and 2012 were $3,036,873 and $1,068,767, respectively.  The increase is primarily due to cost associated with general administrative fees, insurance, telecommunications, printing, supplies, and other miscellaneous items.

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

Net loss

The net loss for the years ended December 31, 2013 and 2012 was $20,706,448 and $478,170, respectively. The net loss per common share for the years ended December 31, 2013 and 2012 was $7.24 and $0.22, respectively.

Liquidity and Capital Resources

Our uses of cash include working capital needs, debt service and acquisitions. As of December 31, 2014, we had unrestricted cash of $2,099,475 and a working capital deficit of ($146,106,470), which included $57,917,913 of short term-indebtedness described under “Debt and Equity Financings” below, as compared to cash of $2,081,963 and working capital of $60,608 as of December 31, 2013.  We estimate our operating expenses (exclusive of our advisory warrants) for the next 12 months may be approximately $46 million consisting primarily of headcount and infrastructure costs, sales and marketing expenditures, research and development, and general and administrative costs.

In connection with our January 2014 acquisition of Vapestick, we agreed to (1) fund the business of Vapestick in accordance with its business plan of approximately £350,000 ($545,000 as of December 31, 2014) per month until December 31, 2014, the purpose of which is to ensure that Vapestick has the proper growth capital to reach its proposed targets, at which time we expect them to be self-sufficient, and we have satisfied this requirement to date, and (2) maintain the base salary and target cash bonus opportunities of the employees of Vapestick immediately after the acquisition for a period of twelve months following the acquisition.

In 2014, we raised total net proceeds of $88,000,000  through our equity and debt offerings as described below. We used such proceeds to finance the cash components of our acquisitions of Vapestick, FIN, VIP, and Hardwire, for general working capital purposes, and to repay a portion of notes related to the 6% Convertible Note offering.

Our sources of cash include cash on hand, and equity and debt financings.

Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan. Working capital deficit was ($146,106,470) and $60,608 at December 31, 2014 and December 31, 2013, respectively; and cash and cash equivalents were $2,099,475 million and $2,081,963 million, respectively.  This increase is attributable to equity and debt financings by the Company, partially offset by operating expenses.  Absent generation of sufficient revenue from the execution of our business plan, we will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we continue to experience significant regulatory compliance expense levels resulting from being a publicly-traded company, or operations.   If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to us on favorable terms, or at all.

Going Concern

The consolidated financial statements have been prepared assuming that we will be able to continue operating in the normal course of business as a going concern. The Company acknowledges that there is uncertainty about its ability to meet current funding requirements, financial obligations and commitments. While management believes and expects that it will generate adequate resources to continue in operations for the foreseeable future, there can be no assurance that it will ultimately be able to do so.

Our debt contain covenants that could limit our future financing capabilities. These restrictions may interfere with our ability to obtain new or additional financing or may affect the manner in which we structure such new or additional financing or engage in other business activities, which may significantly limit or harm our results of operations, financial condition and liquidity. A default and resulting acceleration of obligations could also result in an event of default and declaration of acceleration under certain of our other existing debt agreements. Such an acceleration of our debt would have a material adverse effect on our liquidity and our ability to continue as a going concern. A default could also significantly limit our alternatives to refinance both the debt under which the default occurred and other indebtedness. This limitation may significantly restrict our financing options during times of either market distress or our financial distress, which are precisely the times when having financing options is most important

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, there is substantial doubt our ability to continue as a going concern. The consolidated financial statements have been prepared assuming that we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Cash Flows

Operating activities for the year ended December 31, 2014 used cash of $22,433,204 compared to $2,004,325 for the year ended December 31, 2013, an increase in use of cash of $20,428,879. This increase was primarily due to an increase in losses between the two periods. Our cash flows provided by (used in) investing activities were ($27,344,655) and $29,835 for the years ended December 31, 2014 and 2013, respectively, a decrease of $27,374,040 primarily due to acquisitions.  Our cash flows from financing activities were $52,200,231 and $4,098,235 for the years ended December 31, 2014 and 2013, respectively, an increase of $48,101,996 primarily due to the proceeds from the sales of common stock and convertible notes discussed below.

FIN Revolving Credit Facility

On December 31, 2012, FIN Branding Group, LLC entered into a $20,000,000 revolving credit facility with Wells Fargo Bank, National Association (the “Lender”) with a maturity date of December 31, 2015 (the “Credit Agreement”). The Credit Agreement was amended on September 10, 2013, February 11, 2014, February 28, 2014, March 31, 2014, June 2, 2014, September 2, 2014 and September 23, 2014 to, among other things, waive technical defaults of the Credit Agreement as FIN failed to obtain the minimum EBITDA required pursuant to the Credit Agreement and require certain repayments of outstanding amounts under the credit facility. On October 16, 2014, the balance outstanding under the Credit Agreement was paid in full and the agreement was terminated.

Debt and Equity Financings

15% Senior Secured Convertible Promissory Notes

Overview. On January 7, 2014, January 14, 2014, January 31, 2014 and February 28, 2014, we completed “best efforts” private offerings of $27,375,000 aggregate principal amount of 15% Senior Secured Convertible Promissory Notes, as amended (the “15% Convertible Notes”) and warrants to purchase shares of common stock with accredited investors for total net proceeds to the Company of $25,424,790 after deducting placement agent fees and other expenses. As of December 31, 2014, the aggregate principal amount of the outstanding 15% Convertible Notes was approximately $25.5 million.

Maturity and Interest. The 15% Convertible Notes issued in January are due on January 7, 2015 and the 15% Convertible Notes issued in February are due on February 28, 2015 if not converted prior to those dates and accrue interest at a rate of 15% on the aggregate unconverted and outstanding principal amount, payable in cash on a quarterly basis.

Conversion. The 15% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 15% Convertible Notes equal: (i) the outstanding principal amount of the convertible note divided by (ii) a conversion price of $75.00, as adjusted from time to time. The conversion price for the 15% Convertible Notes is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the conversion price of the 15% Convertible Notes will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than the current exercise price, with certain exceptions as further described in the 15% Convertible Notes. The Conversion Price will also adjust on any subsequent issuance of shares of common stock or common stock equivalents based on a formula intended to maintain the fully diluted percentage ownership that the shares underlying the 15% Convertible Notes represent. Furthermore, if the Company or any subsidiary thereof sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any of its common stock or any securities which would entitle the holder thereof to acquire at any time its common stock, then the conversion price for the 15% Convertible Notes will be adjusted downward by multiplying it by a fraction, the numerator of which shall be 5,277,600 and the denominator of which shall be the number of fully-diluted shares of our common stock outstanding following such issuance. As a result of the subsequent issuances of our convertible notes, warrants and shares of our common stock described below, as of December 31, 2014, the conversion price of the 15% Convertible Notes was $0.75 per share.

Prepayments. The 15% Convertible Notes may be prepaid in cash, in whole or in part, at any time for 115% of sum of the outstanding principal and accrued interest.

Warrants. The warrants issued in the offerings are exercisable for an aggregate of 365,000 shares of the Company’s common stock. The warrants are exercisable for a period of five years from their respective issue dates. The exercise price with respect to the warrants is $75.00 per share, as adjusted from time to time. The exercise price and the amount of shares of our common stock issuable upon exercise of the warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the exercise price of the warrants will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than their current exercise price, with certain limited exceptions as further described in the warrant. Furthermore, if the Company or any subsidiary thereof sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any of its common stock or common stock equivalents, then the exercise price for the warrants will be adjusted downward by multiplying it by a fraction, the numerator of which shall be 5,277,600 and the denominator of which shall be the number of fully-diluted shares of our common stock outstanding following such issuance. As a result of the subsequent issuances of our convertible notes, warrants and shares of our common stock described below, as of December 31, 2014, the exercise price of the warrants was $0.75 per share, and the number of shares issuable upon exercise of the warrants increased to 36,500,000 shares of common stock.

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

Subsequent Events. Between January and March 2015, holders of $19,783,600 principal amount of 15% Convertible notes agreed to amend their notes to (1) extend their notes to July 7, 2016 or August 28, 2016, 18 months from the initial maturity date, (2) set the interest rate for extended time to 8% annually, (3) remove the adjustment provisions stemming from any subsequent issuances and (4) set the conversion price at either $0.75 or $0.45. During that period, holders of $1,474,475 principal amount of 15% Convertible Notes converted their Notes and holders of $3,445,000 principal amount of 15% Convertible Notes agreed to exchange their notes for 12% Exchange Convertible Notes as further discussed in "-Subsequent Events-Exchange of 15% Convertible Notes" below. Additionally, holders of the warrants agreed to amend their warrants to (1) remove the adjustment provisions stemming from any subsequent issuances and (2) add a cashless exercise provision.

FIN Promissory Notes

On February 28, 2014, the Company and its wholly owned subsidiary, VCIG LLC, issued $15,000,000 principal amount of promissory notes (the “FIN Promissory Notes”) in connection with our acquisition of FIN. On May 30, 2014, the Company issued 4% Exchange Convertible Notes in exchange for $3,625,000 of principal of the FIN Promissory Notes plus accrued interest. On July 17, 2014, the Company paid back $875,000 of principal of the FIN Promissory Notes plus accrued interest and issued 12% Convertible Notes in exchange for the remaining $10,500,000 of principal of the FIN Promissory Notes. The Company issued an aggregate of 57,079 shares of common stock to the initial holders of the FIN Promissory Notes as penalties for not repaying the FIN Promissory Notes timely. On July 17, 2014, the FIN Promissory Notes were repaid in full.

VIP Promissory Notes

On April 22, 2014, we issued $11,000,000 principal amount of promissory notes (the “VIP Promissory Notes”) to the MHL Shareholders in connection with our acquisition of MHL. The VIP Promissory Notes become due at the earlier of (1) December 13, 2014, (2) the day the Company first trades it shares of a common stock on certain listed exchanges (including the NYSE Market, the Nasdaq Capital Market, the Nasdaq Global Select Market, the Nasdaq Global Market or the New York Stock Exchange) or (3) the Company completes an underwritten public offering of a minimum of $40 million (the “Maturity Date”). Beginning on August 21, 2014, the VIP Promissory Notes will accrue interest at a rate of 10% per annum. We may prepay the VIP Promissory Notes at any time without penalty. As of December 31, 2014, the Company was in default on the VIP Promissory Notes, as it had not repaid such notes by the maturity date.

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

6% Original Issue Discount Senior Secured Convertible Promissory Notes

Overview. On April 22, 2014, the Company completed a private offering of $24,175,824 principal amount (the “First Tranche”) of 6% Original Issue Discount Senior Secured Convertible Promissory Notes, as amended (the “6% Convertible Notes”) with accredited investors for total net proceeds to the Company of $20,511,200 after deducting placement agent fees and other expenses. On June 3, 2014, we and the holders of the 6% Convertible Notes amended the 6% Convertible Notes, and we agreed to issue an additional $7,992,308 principal amount of 6% Convertible Notes in two additional tranches. On that date we issued additional 6% Convertible Notes in the principal amount of $4,395,604 (the “Second Tranche”) for total net proceeds to the Company of $3,950,000. The third tranche of additional 6% Convertible Notes in the principal amount of $3,596,704 (the “Third Tranche”) was purchased on August 20, 2014 for total net proceeds to the Company of $2,975,000.  On October 15, 2014, we and the holder of the 6% Convertible Notes amended the 6% Convertible Notes, and we agreed to issue an additional $5,500,000 principal amount of 6% Convertible Notes for a purchase price of $5,000,000 (the “Fourth Tranche”) for total net proceeds to the Company of $4,648,200. The Company used a portion of the proceeds from the Fourth Tranche to fully repay and terminate the credit facility of its subsidiary, FIN Branding Group. The remaining proceeds may be used by the Company to purchase inventory for its subsidiaries FIN Branding Group, LLC and Hardwire Acquisition Company or for other general corporate purposes, other than the repayment of any other indebtedness. The holder of the 6% Convertible Notes have the right at any time and from time to time until August 15, 2015 to purchase additional 6% Convertible Notes in an aggregate principal amount of up to $12,087,913 for an aggregate purchase price of up to $11,000,000. The conversion price of these additional 6% Convertible Notes would be the lower of (i) 115% of the volume-weighted average price of the Company’s common stock on the trading day immediately preceding the date of any purchase of such notes and (ii) the lowest conversion price of any of the outstanding 6% Convertible Notes. As of December 31, 2014, the aggregate outstanding principal amount of the 6% Convertible Notes was $10,907,703.

Maturity and Interest. The 6% Convertible Notes are due December 15, 2016, and accrue interest at a rate of 6% on the aggregate unconverted and outstanding principal amount payable in cash on the last trading day of each month. The Company has also agreed pay to the holders of the 6% Convertible Notes on each such trading day a fixed payment amount in cash in the amount of $128,571.

Conversion. The 6% Convertible Notes may be converted in whole or in part into shares of common stock at the option of the holders of the 6% Convertible Notes at any time and from time to time into a number of shares of our common stock equal to (x) the “conversion amount” of such notes divided by (y) the conversion price. The conversion amount of any 6% Convertible Note to be converted is equal to the sum of (i) the principal amount of such note, (ii) any accrued and unpaid interest with respect to such principal, (iii) any accrued and unpaid late charges with respect to such principal and interest and (iv) the Make-Whole Amount. The conversion price of the 6% Convertible Notes is $0.86, as adjusted from time to time. The conversion prices for the 6% Convertible Notes are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, should the Company issue any common stock at, or should the exercise or conversion price of any previously issued option, warrant convertible security be adjusted to, a purchase price that is less than the current exercise price of the 6% Convertible Notes, the conversion price of the 6% Convertible Notes will be adjusted to 115% of such lower purchase price with certain limited exceptions. Furthermore, should the Company complete an underwritten public offering of a minimum of $25 million, the conversion price would reset to the price that is equal to 115% of the volume weighted average price (“VWAP”) of our common stock of the Company’s shares of common stock on the trading day immediately following the pricing of such public offering should that price be lower than the conversion price then in effect..

“Make-Whole Amount” means an amount in cash equal to all of the interest that would have accrued with respect to the applicable principal amount of 6% Notes being converted or redeemed for the period commencing on the applicable redemption date or conversion date and ending on December 15, 2016.

Prepayments and Redemptions. The 6% Convertible Notes may not be prepaid in whole or in part at any time other than as described below. The Company must prepay $12,000,000 of the principal amount of the 6% Convertible Notes, plus any accrued and unpaid interest thereon, between 15 days and 30 days following the issue date, which the Company has paid. During May 2014, the holders could require the Company to redeem up to $800,000 of the outstanding principal amount (plus accrued and unpaid interests thereon), and commencing June 1, 2014 through December 31, 2014, the holders could require the Company to redeem up to $1,000,000 of the outstanding principal amount (plus accrued and unpaid interest thereon and the Make-Whole Amount) per calendar month. Per requests from certain holders, we redeemed $800,000 in May 2014 and $1,000,000 in each of June 2014, July 2014, August 2014 and September 2014. Between November 15, 2014 and December 31, 2014, the holders of the 6% Convertible Notes can also require the Company to redeem up to an additional $2,000,000 of the principal amount of the 6% Convertible Notes, plus any accrued and unpaid interest thereon and the Make-Whole Amount, which such redemptions were made. Commencing on January 1, 2015, the Purchaser has the right to require the Company to redeem up to $2,000,000 of principal amount of the 6% Notes, plus any accrued and unpaid interest thereon and the Make-Whole Amount, per calendar month. On or before October 19, 2014, the Company was required to prepay an additional $1,000,000 of the principal amount of the 6% Convertible Notes, plus any accrued and unpaid interest thereon and the Make-Whole Amount, which it paid. The holders have the right, in the event of a change of control, to require the Company to redeem all or portions of the 6% Convertible Notes, in exchange for cash equal to 107.5% of the principal amount redeemed plus all accrued and unpaid interest and late charges.

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

As of December 31, 2014, the Company was in default on the VIP Promissory Notes, as it had not repaid such notes by the maturity date. triggering a cross-default of the 6% Convertible Notes.

Subsequent Events. On March 13, 2015, the remaining outstanding principal of the 6% Convertible Notes was paid back. For a further description, see "-Subsequent Events-Exchange of 6% Convertible Notes" below.

The Units Offerings

Overview. On April 30, 2014, June 19, 2014 and July 16, 2014, we completed “best efforts” private offerings of 53,933 units, each unit consisting of (i) one share of our common stock and (ii) a warrant to purchase 1/4 share of our common stock, or a total of 53,933 shares of our common stock and warrants to purchase 13,483 shares of our common stock, at a price of $97.50 per unit to accredited investors for total net proceeds to the Company of $4,732,623 after deducting placement agent fees and other expenses.

Warrants. The warrants issued in these offerings are exercisable for a period of five years from their issue dates. The exercise price with respect to the warrants is $97.50 per full share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the exercise price of the warrants will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than their current exercise price for two years following the respective issuance date, with certain limited exceptions. Pursuant to the adjustment provision contained in the warrants, as a result of the subsequent issuances of our convertible notes, warrants and shares of our common, as of December 31, 2014, the exercise price of the warrants adjusted to $0.75 per share and the number of shares issuable upon exercise of the warrants increased to 1,752,781 shares of common stock.

4% Original Issue Discount Convertible Promissory Notes

Overview. On May 30, 2014, the Company completed a private offering to Dominion Capital LLC for total net proceeds to the Company of $2,000,000 after deducting placement agent fees and other expenses, which proceeds we used for general working capital. Pursuant to a securities purchase agreement with the purchaser, the Company issued to the purchaser $2,105,263 principal amount of 4% original issue discount convertible promissory notes (the “4% Convertible Notes”). Additionally, on May 30, 2014, we exchanged $3,625,000 principal amount of FIN Promissory Notes plus $375,000 of accrued interest with Dominion Capital LLC, a holder of a portion of our FIN Promissory Notes, for $4,210,526 principal amount of another series of 4% original issue discount convertible promissory notes (the “4% Exchange Convertible Notes”). As of December 31, 2014, the aggregate outstanding principal amount of the 4% Convertible Notes was $1,281,377, and the aggregate outstanding principal amount of the 4% Exchange Convertible Notes was $2,794,737.

Maturity and Interest. The 4% Convertible Notes and the 4% Exchange Convertible Notes are due on November 30, 2015 less any amounts converted prior to the maturity date and accrue interest at a rate of 4% on the aggregate unconverted and outstanding principal amount payable in cash on a monthly basis. Beginning November 30, 2014, and continuing on each of the following twelve successive months thereafter, we are obligated to pay 1/13th of the face amount of the 4% Convertible Notes and accrued interest. Beginning August 30, 2014, and continuing on each of the following fifteen successive months thereafter, we are obligated to pay 1/16th of the face amount of the 4% Exchange Convertible Note and accrued interest. In each case such payments shall, at the holder’s option, be made in cash or, subject to the Company complying with certain conditions, be made in common stock with each share of common stock being ascribed a value that is equal to 75% of the lowest VWAP for the 20 consecutive trading days immediately prior to such payment date. Such amortization payments in shares of common stock may be requested by the holders up to 12 trading days prior to the amortization payment due date.

Conversion. The 4% Convertible Notes and the 4% Exchange Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 4% Convertible Notes or the 4% Exchange Convertible Notes shall equal: (i) the principal amount of the note to be converted (plus accrued interest and unpaid late charges, if any) divided by (ii) a conversion price of $90.00, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, subject to certain limited exceptions, if the Company issues any common stock or warrants or convertible debt entitling any person to acquire common stock at a per share purchase price that is less than the conversion price for the notes, such conversion price will be adjusted to that lower purchase price. As a result of the subsequent issuances of our convertible notes, warrants and shares of our common stock, as of December 31, 2014, the conversion price of the 4% Convertible Notes and the 4% Exchange Convertible Notes was $0.75 per share.

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

The Equity Offering

Overview. On July 15, 2014, we completed a private offering of shares of our common stock with Man FinCo Limited, a company incorporated as an offshore company under the regulations of the Jebel Ali Free Zone Authority (“Man FinCo”), for total net proceeds to the Company of $20,000,000. The Company paid placement agent fees and other expenses in the form of 14,359 shares of Common Stock and warrants to acquire 7,901 shares of Common Stock at an exercise price of $101.25 per share. In the offering, we issued 197,531 shares of our common stock at a purchase price of $101.25 per share or $20,000,000 in the aggregate. Pursuant to our agreement with Man FinCo, we agreed that if we sold shares of Common Stock in a public offering at a price of less than $119.10, then we would issue to Man FinCo such additional number of shares of Common Stock equal to (i) $20,000,000 divided by the public offering price multiplied by 0.85 (the “Reset Price”) (ii) less any shares initially issued to Man FinCo. Additionally, the Company granted to Man FinCo an option to purchase an additional number of shares of Common Stock as is derived by dividing $40,000,000 by the lower of $101.25 and the Reset Price. Man FinCo may exercise the option in whole or in part at any time prior to the first anniversary of the closing date of the initial purchase. In the event that Man FinCo does not exercise the option in whole or in part prior to such first anniversary, the option shall remain exercisable in whole or in part until the second anniversary of the closing date of the initial purchase, but only for half the number of additional shares.

Voting Agreement. Man FinCo has the ability to designate a director to the Company’s board of directors either within six months from July 15, 2014 or within six months of the date Man FinCo exercises its option to purchase additional shares. If Man FinCo does not designate a director or if there is a vacancy in such director position, then Man FinCo may appoint a board observer whom the Company shall invite to attend all board meeting in a non-voting capacity. Brent Willis, Marc Hardgrove and William Fields agreed to vote any and all of their shares for the election of any director designated by Man FinCo. The voting agreement will remain in effect until Man FinCo holds fewer than 296,297 shares. Man FinCo did not designate a director in the initial six month period ending January 15, 2015.

12% Original Issue Discount Convertible Promissory Notes

Overview. On July 17, 2014, we exchanged the remaining $10,500,000 outstanding principal amount of FIN Promissory Notes with Dominion Capital LLC and MG Partners II, Ltd., a subsidiary of Magna Group, LLC, the holders of such notes, for 12% original issue discount convertible promissory notes in the aggregate principal amount of $11,052,632 (the “12% Convertible Notes”) and warrants to purchase an aggregate of 53,846 shares of our common stock. As of December 31, 2014, the aggregate outstanding principal amount of the 12% Convertible Notes was $7,345,395.

Maturity and Interest. The 12% Convertible Notes are due on January 17, 2016, less any amounts converted or repaid prior to the maturity date, and accrue interest at a rate of 12% on the aggregate unconverted and outstanding principal amount payable, at the holder’s option, in cash or common stock on a monthly basis. On November 17, 2014, we are obligated to pay 1/8th of the face amount of the 12% Convertible Notes and accrued interest, and continuing on each of the following 14 successive months thereafter, we are obligated to pay 1/16th of the face amount of the 12% Convertible Notes and accrued interest. At the holder’s option, the holder can request that our monthly payments be for 5/16th of the face amount of the 12% Convertible Notes. In each case such payments shall, at the holder’s option, be made in cash or, subject to the Company complying with certain conditions, be made in common stock with each share of common stock being ascribed a value that is equal to 75% of the lowest VWAP for the 20 consecutive trading days immediately prior to such payment date. Such amortization payments in shares of common stock may be requested by the holders up to 12 trading days prior to the amortization payment due date.

Conversion. The 12% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 12% Convertible Notes shall equal: (i) the principal amount of the Note to be converted (plus accrued interest and unpaid late charges, if any) divided by (ii) a conversion price of $97.50, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, subject to certain limited exceptions, if the Company issues any common stock or warrants or convertible debt entitling any person to acquire common stock at a per share purchase price that is less than the conversion price for the notes, such conversion price will be adjusted to that lower purchase price. Also, the conversion price of the notes will be adjusted if the closing bid price for the Company’s common stock on January 13, 2015 is below the conversion price, in which case the original conversion price will automatically adjust to 70% of the lowest VWAP in the 15 trading days prior to such date. As a result of the subsequent issuances of our convertible notes, warrants and shares of our common stock, as of December 31, 2014, the conversion price of the 12% Convertible Notes was $0.75 per share.

Prepayments and Redemptions. The 12% Convertible Notes may be prepaid in whole or in part at any time upon ten days’ notice for 105% of the sum of the outstanding principal and accrued interest, subject to the Company complying with certain conditions. On or at any time within 30 days after the date our common stock is listed on either the New York Stock Exchange or a Nasdaq exchange, the holders can require the Company to redeem all or any part of the 12% Convertible Notes for an amount equal to the outstanding principal amount and interest multiplied by 105%.

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

Warrants. The warrants issued in the exchange are exercisable for a period of eighteen months from their issue dates. The exercise price with respect to the warrants is $150.00 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances, but do not contain any down-round ratchet provisions.

Short Term Loan

On November 20, 2014, and December 15, 2014, the Company received loans in the aggregate of $1,200,000 with an annual interest rate of 12%. These loans were exchanged in February 2015 for December 12% Convertible Notes. For a further description, see "-Subsequent Events-Exchange of Short Term Loan" below.

December 12% Convertible Notes

Overview. From December 23, 2014, through December 29, 2014, the Company, completed a private offering of $1,052,632 principal amount 5% Original Issue Discount Convertible Promissory Notes (the “December 12% Convertible Notes”) with accredited investors for total net proceeds to the Company of approximately $917,500 after deducting placement agent fees and other expenses. The investors also agreed to purchase up to an additional $2,000,000 of December 12% Convertible Notes, if certain conditions and milestones were met.

Maturity and Interest. The December 12% Convertible Notes are due one year from the date of issuance, less any amounts converted or redeemed prior to the maturity date, and accrues interest at an annual rate of 12% on the aggregate unconverted and outstanding principal amount, payable in cash or, should the Company’s common stock be listed on a national exchange, in common stock, on the first day of each calendar month. Beginning on the third month after the original issue date and continuing on each of the following nine successive months thereafter, we are obligated to pay 1/10th of the face amount of the December 12% Convertible Notes and accrued interest, which, at the Company’s option, may be paid in cash or, subject to the Company complying with certain conditions, in common stock with each share of common stock being ascribed a value that is equal to 75% of the lowest VWAP for the 20 consecutive trading days immediately prior to such payment date.

Conversion. The December 12% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the December 12% Convertible Notes shall equal: (i) the principal amount of the note to be converted divided by (ii) a conversion price of $2.10, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, should the Company issue any equity at, or should the exercise or conversion price of any previously issued option, warrant convertible security be adjusted to a purchase price that is less than the current Conversion Price, the Conversion Price will be adjusted to such lower purchase price, with certain limited exceptions. As a result of the subsequent issuances of our warrants, as of December 31, 2014, the conversion price of the December 12% Convertible Notes was $0.75 per share.

Prepayments and Redemptions. The 12% December Convertible Notes may be prepaid in whole or in part at any time upon ten (10) days written notice for 120% of outstanding principal and accrued interest. At any time, within thirty (30) days of the Company’s common stock being listed on a national exchange, the holders of the December 12% Convertible Notes may “put” to the Company all or any part of the December 12% Convertible Notes, which the Company must purchase within ten (10) days of such notice for 105% the then outstanding principal amount and interest.

Right to Participate in Future Financings. For twelve (12) months from the execution of the securities purchase agreement, if the Company or any of its subsidiaries issue any securities subsequent to the issuance of the December 12% Convertible Notes, other than any issuance through a public underwritten offering or to an investor or a group of investors that already own common stock or any securities that entitle the holder thereof to acquire at any time our common stock, the holders shall have the right to participate in such subsequent financing in an amount up to 100% of the holder’s subscription amount in the December 12% Convertible Notes on the same terms, conditions and price provided for in such subsequent financing.

Subsequent Events

Changes to Management and Board of Directors

On January 9, 2015, the Board of Directors (the “Board”) of the Company appointed Dan O’Neill as Executive Chairman of the Company, which became effective March 16, 2015. Mr. O’Neill will perform the services and duties that are normally and customarily associated with the Executive Chairman position, as well as other associated duties as the Company’s Board reasonably determines. The Board also appointed Mr. O’Neill as a member of the Board effective March 4, 2015.

On January 9, 2015, Jim McCormick notified the Company that he would resign from his position as Chief Financial Officer of the Company, effective immediately. Mr. McCormick’s resignation was not as a result of any disagreement with the Company and he continues to be employed by the Company in other positions. On the same day, the Board appointed Phil Anderson as the Chief Financial Officer of the Company. Mr. Anderson will perform the services and duties that are normally and customarily associated with the Chief Financial Officer position as well as other associated duties as the Company’s Board or Executive Chairman reasonably determines.

In conjunction with the recent restructuring, the Company had requested that certain members of the board of directors submit their resignation. As such, on March 6, 2015, William R. Fields, Marc Hardgrove, Charles L. Jarvie, Howard Lefkowitz and Tim McClure each submitted a notice of resignation resigning as director to the Company effective upon receipt of such notice by the Company. The resignations were not as a result of any disagreements with us.

10% Convertible Notes

Overview. On January 14, 2015, the Company completed a private offering of $263,158 principal amount 5% Original Issue Discount Convertible Promissory Notes (the “10% Convertible Notes”) with accredited investors for total net proceeds to the Company of approximately $250,000 after deducting placement agent fees and other expenses. The investors also agreed to purchase up to an additional $250,000 of 10% Convertible Notes, if certain conditions and milestones were met. On February 4, 2015, the second tranche of $263,158 principal amount 10% Convertible Notes was purchased for total net proceeds to the Company of $250,000.

Maturity and Interest. The 10% Convertible Notes are due nine months from the date of issuance, less any amounts converted or redeemed prior to the maturity date, and accrue interest at an annual rate of 10% on the aggregate unconverted and outstanding principal amount, payable in cash or, should the Company’s common stock be listed on a national exchange, in common stock, on the first day of each calendar month. Beginning on the sixth month after the original issue date and continuing on each of the following three successive months thereafter, the Company is obligated to pay 1/4 of the face amount of the 10% Convertible Notes and accrued interest, which, at the Company’s option, may be paid in cash or, subject to the Company complying with certain conditions, in common stock with each share of common stock being converted at a price that is equal to 75% of the average of the two lowest traded prices of the Company’s common stock for the 20 consecutive trading days immediately prior to such payment date.

Conversion. The 10% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 10% Convertible Notes shall equal: (i) the principal amount of the Note to be converted divided by (ii) a conversion price of $2.10, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive protection issuances. Additionally, should the Company issue any equity at, or should the exercise or conversion price of any previously issued option, warrant convertible security be adjusted to a purchase price that is less than the current conversion price, the conversion price will be adjusted to such lower purchase price, with certain limited exceptions. Following the issuance by the Company of warrants on February 26, 2015, the conversion price of the 10% Convertible Notes adjusted to $0.45.

Prepayment. The 10% Convertible Notes may be prepaid in whole or in part at any time upon ten (10) days written notice for 120% of outstanding principal and accrued interest. At any time, within thirty (30) days of the Company’s common stock being listed on a national exchange, the holders of the 10% Convertible Notes may “put” to the Company all or any part of the 10% Convertible Notes, which the Company must purchase within ten (10) days of such notice for 105% the then outstanding principal amount and interest.

Rights to Participate in Future Financings. For twelve (12) months from the execution of the securities purchase agreement, if the Company or any of its subsidiaries issue any securities subsequent to the issuance of the 10% Convertible Notes, other than any issuance through a public underwritten offering or to an investor or a group of investors that already own common stock or any securities that entitle the holder thereof to acquire at any time our common stock, the holder shall have the right to participate in such subsequent financing in an amount up to 100% of the holder’s subscription amount in the 10% Convertible Notes on the same terms, conditions and price provided for in such subsequent financing.

December 12% Convertible Notes - Additional Tranches

Between January 8, 2015 and January 12, 2015 we and the holders of the December 12% Convertible Notes completed a second tranche of $789,473.68 principal amount of December 12% Convertible Notes for a purchase price of $750,000. On February 4, 2015, we and the holders of the December 12% Convertible Notes completed the third tranche of $263,158 principal amount of December 12% Convertible Notes for a purchase price of $250,000. For a further discussion of the terms of the second tranche and third tranche of December 12% Convertible Notes, please see “—December 12% Convertible Notes” above.

January 12% Convertible Notes

On January 16, 2015, the Company completed a private offering of $1,052,632 principal amount of 5% Original Issue Discount Convertible Promissory Notes (the “January 12% Convertible Notes”) with accredited investors for total net proceeds to the Company of approximately $1 million after deducting placement agent fees and other expenses.

Maturity and Interest. The January 12% Convertible Notes are due twelve months from the date of issuance, less any amounts converted or redeemed prior to the maturity date, and accrue interest at an annual rate of 12% on the aggregate unconverted and outstanding principal amount, payable in cash or, should the Company’s common stock be listed on a national exchange, in common stock, on the first day of each calendar month. Beginning on the third month after the original issue date and continuing on each of the following nine successive months thereafter, the Company is obligated to pay 1/10 of the face amount of the January 12% Convertible Notes and accrued interest, which, at the Company’s option, may be paid in cash or, subject to the Company complying with certain conditions, in common stock with each share of common stock being converted at a price that is equal to 75% of the lowest VWAP for the 20 consecutive trading days immediately prior to such payment date.

Conversion. The January 12% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the January 12% Convertible Notes shall equal: (i) the principal amount of the Note to be converted divided by (ii) a conversion price of $0.75, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, should the Company issue any equity at, or should the exercise or conversion price of any previously issued option, warrant convertible security be adjusted to a purchase price that is less than the current conversion price, the conversion price will be adjusted to such lower purchase price, with certain limited exceptions. Following the issuance by the Company of warrants on February 26, 2015, the conversion price of the January 12% Convertible Notes adjusted to $0.45.

Prepayment. The January 12% Convertible Note may be prepaid in whole or in part at any time upon ten (10) days written notice for 120% of outstanding principal and accrued interest. At any time, within thirty (30) days of the Company’s common stock being listed on a national exchange, the holders of the January 12% Convertible Notes may “put” to the Company all or any part of the January 12% Convertible Notes, which the Company must purchase within ten (10) days of such notice for 105% the then outstanding principal amount and interest.

Rights to Participate in Future Financings. For twelve (12) months from the execution of the securities purchase agreement, if the Company or any of its subsidiaries issue any securities subsequent to the issuance of the January 12% Convertible Notes, other than any issuance through a public underwritten offering or to an investor or a group of investors that already own common stock or any securities that entitle the holder thereof to acquire at any time our common stock, the holders shall have the right to participate in such subsequent financing in an amount up to 100% of the holder’s subscription amount in the 12% Convertible Notes on the same terms, conditions and price provided for in such subsequent financing.

Exchange of Short Term Loans

On February 4, 2015 and February 10, 2015, the Company exchanged $1,200,000 aggregate principal amount of short term loans issued on November 20, 2014 and December 15, 20114 with two accredited investors for $1,263,158 aggregate principal amount of December 12% Convertible Notes. For a further description of the December 12% Convertible Notes, see “—Debt and Equity Financings—December 12% Convertible Notes”.

February 12% Convertible Notes

Overview. On February 26, 2015, the Company completed a private offering of $3,157,895 principal amount of 5% Original Issue Discount Convertible Promissory Notes (the “February 12% Convertible Notes”) and warrants to purchase shares of common stock with accredited investors for total net proceeds to the Company of approximately $3 million after deducting placement agent fees and other expenses.

Maturity and Interest. The February 12% Convertible Notes are due four months from the date of issuance, less any amounts converted or redeemed prior to the maturity date, and accrue interest at an annual rate of 12% on the aggregate unconverted and outstanding principal amount, payable in cash or in Common Stock, on the maturity date.

Conversion. The February 12% Convertible Notes may be converted, in whole or in part, into shares of Common Stock at the option of the holder at any time and from time to time. The shares of Common Stock issuable upon conversion of the February 12% Convertible Notes shall equal: (i) the principal amount of the Note to be converted divided by (ii) a conversion price of $0.75, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change.

Prepayment. The February 12% Convertible Notes may be prepaid in whole or in part at any time upon ten (10) days written notice.

Rights to Participate in Future Financings. For twelve (12) months from the execution of the securities purchase agreement, if the Company or any of its subsidiaries issue any securities subsequent to the issuance of the February 12% Convertible Notes, other than any issuance through a public underwritten offering or to an investor or a group of investors that already own Common Stock or any securities that entitle the holder thereof to acquire at any time the Common Stock, the holder shall have the right to participate in such subsequent financing in an amount up to 100% of the holder’s subscription amount in the February 12% Convertible Notes on the same terms, conditions and price provided for in such subsequent financing.

Warrants. The warrants are exercisable for an aggregate of 1,897,084 shares of Common Stock. The warrants are exercisable for a period of five years from the original issue date. The exercise price with respect to the warrants is $0.45 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change. In the event the Company repays the February 12% Convertible Notes in full within three months of the original issue date, the number of warrant shares shall automatically be reduced by 50%.

Exchange of 15% Convertible Notes

On February 27, 2015, March 16, 2015, March 20, 2015 and March 30, 2015, the Company exchanged $1,881,250 aggregate principal amount of 15% Convertible Notes with an accredited investor for $2,109,258 principal amount of 10% Convertible Notes, which tranche contains a conversion price of $0.75 rather than $2.10. For a further description of the remaining terms of 10% Convertible Notes, see “—Subsequent Events—10% Convertible Notes”.

March 12% Convertible Notes

Overview. On March 13, 2015, the Company completed a private offering of $13,684,211 principal amount of 5% Original Issue Discount Convertible Promissory Notes (the “March 12% Convertible Notes”) and warrants to purchase shares of common stock with accredited investors for total net proceeds to the Company of approximately $13 million after deducting placement agent fees and other expenses.

Maturity and Interest. The March 12% Convertible Notes are due on April 24, 2015, less any amounts converted or redeemed prior to the maturity date, and accrue interest at an annual rate of 12% on the aggregate unconverted and outstanding principal amount, payable, at the Purchaser’s option, in cash or in Common Stock, on each conversion date and on the Maturity Date.

Conversion. The March 12% Convertible Notes may be converted, in whole or in part, into shares of Common Stock at the option of the Purchaser at any time and from time to time. The shares of Common Stock issuable upon conversion of the March 12% Convertible Notes shall equal: (i) the principal amount of the Note to be converted divided by (ii) a conversion price of $0.75, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

Prepayment. The March 12% Convertible Notes may be prepaid in whole or in part at any time upon ten (10) days written notice at 100% of the outstanding principal amount.

Right to Participate in Future Financings. For twelve (12) months from the execution of the securities purchase agreement, if the Company or any of its subsidiaries issue any securities subsequent to the issuance of the March 12% Convertible Notes, other than any issuance through a public underwritten offering or to an investor or a group of investors that already own Common Stock or any securities that entitle the holder thereof to acquire at any time Common Stock, the holder shall have the right to participate in such subsequent financing in an amount up to 100% of the holder’s subscription amount in the March 12% Convertible Notes on the same terms, conditions and price provided for in such subsequent financing.

Warrants. The warrants are exercisable for an aggregate of 15,104,149 shares of Common Stock. The warrants are exercisable for a period of five years from the original issue date. The exercise price with respect to the warrants is $0.45 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change. The number of warrants is subject to increase if the number of warrant shares issuable upon exercise of the warrant is less than a stated percentage of the fully-diluted Common Stock and Common Stock equivalents of the Company as of the date of the warrant. In the event the Company repays the March 12% Convertible Notes in full by April 3, 2015, the number of Warrants shall automatically be reduced by 50%.

Exchange of 6% Convertible Notes

On March 13, 2015, the Company exchanged the remaining approximately $9,149,240 principal amount of the 6% Convertible Notes with an accredited investor for (i) $13,000,000, (ii) a 0.04% Unsecured Note in the principal amount of $1.8 million (the “0.04% Unsecured Note”) and (iii) a prepaid $0.45 warrant for 6,250,000 shares of Common Stock and a prepaid warrant for 2,083,333 shares of Common Stock (collectively, the “Prepaid Warrants”).

0.04% Unsecured Note. The 0.04% Unsecured Note is due March 1, 2016 and accrues interest at a rate of 0.04% per annum. The principal amount of the 0.04% Unsecured Note is payable in twelve equal monthly installments of $150,000 in cash on the 1st business day of each calendar month starting on April 1, 2015 with the last payment being due on March 1, 2016.

Prepaid Warrants. The Prepaid Warrants are exercisable for an aggregate of 125,000,000 shares of Common Stock. The Prepaid Warrants are exercisable for a period of ten years from the original issue date. The exercise price with respect to the Prepaid Warrants is $0.45 per share and has been prepaid. The number of shares of Common Stock to be issued pursuant to the Prepaid Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change.

Off-Balance sheet arrangements

There were no off-balance sheet arrangements for the period ended December 31, 2014.

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

A significant area of judgment affecting reported revenue and net income is estimating sales return reserves, which represent that portion of gross revenues not expected to be realized. A customer can contractually return products during a certain period of time. In particular, retail revenue, including e-commerce sales, is reduced by estimates of returns. In determining estimates of returns, management analyzes historical trends, seasonal results and current economic or market conditions. The actual amount of sales returns subsequently realized may fluctuate from estimates due to several factors, including, merchandise mix, actual or perceived quality, differences between the actual product and its presentation in the website, timeliness of delivery and competitive offerings. The Company continually tracks subsequent sales return experience, compiles customer feedback to identify any pervasive issues, reassesses the marketplace, compares its findings to previous estimates and adjusts the sales return accrual and cost of sales accordingly. As of December 31, 2014 and 2013, the Company had a sales return reserve of approximately $131,000 and $0, respectively, which is included in the allowance for doubtful accounts.

Accounts Receivable

Accounts receivable, primarily from retail and wholesale customers or third-party internet brokers, are reported at the amount invoiced. Payment terms vary by customer and may be subject to an early payment discount. Management reviews accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible. An overall allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. As of December 31, 2014, and December 31, 2013, the Company’s allowance for doubtful accounts was approximately $131,000 and $0, respectively.

Valution of Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired. We review goodwill for impairment at the reporting unit level annually as of November 1 or, when events or circumstances dictate, more frequently. For purposes of goodwill impairment reasons our reporting units are Vapestick, FIN, VIP and Hardwire. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount, and if necessary, a two-step goodwill impairment test. Factors to consider when performing the qualitative assessment include general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the two-step goodwill impairment test, the fair value of the reporting unit is determined and compared to the carrying value of the net assets allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.

We test for impairment of goodwill on an annual basis on November 1 of each year. We will, however, test for impairment during any reporting period if certain triggering events occur. We incurred a $144.4 million loss on impairment of goodwill and identifiable intangible assets in 2014. When estimating the fair value of goodwill, we make assumptions regarding revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment as we operate in a high growth industry and have recently acquired our reporting units.

Valuation of Identifiable Intangible Assets

In connection with our acquisitions, we have acquired certain identifiable intangible assets to which value has been assigned based on our estimates. Intangible assets that are deemed to have an indefinite life are not amortized, but are subject to an annual impairment test, or when events or circumstances dictate, more frequently. The indefinite-life intangible asset impairment test consists of a comparison of the fair value of the indefinite-life intangible asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-life intangible asset is not considered impaired. In 2014, an impairment loss of approximately $50 million has been recorded on these assets primarily related to our FIN and Vapestick reporting units. (see Note 18).

Other intangible assets assigned finite useful lives are amortized on a straight-line basis over their estimated useful lives.

Inventory Valuation

The Company must order its products and components for its products in advance of product shipments. The Company records a write-down for inventories of components and products which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs periodic detailed reviews of inventory that considers multiple factors including, but not limited to, demand forecasts, product life cycle status, product development plans and current sales levels. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, the Company may be required to record additional write-downs which would negatively affect gross margins in the period when the write-downs were recorded. As of December 31, 2014, and December 31, 2013, the Company had an inventory obsolescence reserve of $1.6 million and $15,000, respectively.

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

Income Taxes

Prior to the conversion to a C corporation on March 8, 2013, the Company acted as a pass-through entity for income tax purposes. Accordingly, the consolidated financial statements do not include a provision for federal income taxes prior to the conversion. The Company’s earnings and losses were included in the shareholders’ personal income tax returns and the income tax thereon, if any, was paid by the shareholders.

The Company files income tax returns in the United States, which are subject to examination by the tax authorities in that jurisdiction, generally for three years after the filing date. Income taxes are provided for under the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We are subject to U.S. federal, state and local income taxes, and U.K. income taxes that are reflected in our consolidated financial statements. The effective tax rate for the years ended December 31, 2014, 2013, and 2012 was (5.4%), (0%), and (0%); respectively. The effective tax rate for 2014 was significantly impacted by the recognition of a deferred income tax benefit realized as a result of deferred tax liabilities that were recorded in the Company’s recent acquisitions as discussed below.

In 2014 we completed the acquisitions of FIN, Vapestick, VIP and Hardwire. During 2014, certain measurement-period adjustments were made with respect to certain deferred tax liabilities that were identified to exist on the acquisition date for each of these acquisitions. As a result, deferred tax liabilities have been recorded for the identifiable intangibles acquired in these acquisitions as the amounts are non-deductible for income tax. Goodwill and deferred tax liabilities were both increased by $33,964,158 during 2014 as a result of these measurement-period adjustments. The Company has also recognized deferred tax assets of $8,908,900 primarily related to net operating losses and equity compensation issued for services, which offset the deferred tax liabilities. After subsequent realization of deferred tax liabilities from our acquisitions, the Company has a net long-term deferred tax liability of $5,412,779 as of December 31, 2014.

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

For the year ended December 31, 2014, there was no change to our total gross unrecognized tax benefit. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting.

We evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will be unable to realize some of these deferred tax assets, primarily as a result of losses incurred during our limited history. As a result of this analysis, we project that approximately $71 million of our deferred tax assets will not be realizable.

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

The Company has various processes and controls in place to ensure that fair value is reasonably estimated. A model validation policy governs the use and control of valuation models used to estimate fair value. The Company performs due diligence procedures over third-party pricing service providers in order to support their use in the valuation process. Where market information is not available to support internal valuations, independent reviews of the valuations are performed and any material exposures are evaluated through a management review process.

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

With regards to valuing embedded derivatives, there are a variety of methods to be used. We utilize a binomial model as the features of our derivatives, including the down round provisions within the agreements, call for a more complex model than the standard Black-Scholes model to analyze the features appropriately. The binomial model allows multi period views of the underlying asset price and the price of the option for multiple periods as well as the range of possible results for each period, offering a more detailed view. The binomial model takes into account multiple scenarios to better reflect the complexity of the derivatives. Probabilities for each of the scenarios are estimated based on extensive discussions with management and outside advisors on the expected likelihood as of the valuation date of a financing transaction that could trigger an additional reset to the exercise price.

The key sensitivities of the binomial model include: the exercise price, the stock price in which we utilize our trading price; the expected volatility, which is determined through the analysis of publicly traded guideline companies historic volatilities; the risk free interest rate, which is based on current market rates and the expected term.

When the fair value is determined to be reasonable and the fair value of the consideration we issue exceeds the proceeds, greater value has been given by us than received in the associated transactions. This dynamic occured in certain of our financings in 2014, resulting in a loss valued at $29 million. From a purely financial perspective, the theoretical value of a security does not take into account the speed of execution that is necessary to accomplish the goal of financing a specific acquisition. When we identify specific strategic targets where the identification of the target and the consummation of the transaction encompass a very compressed timeline the mechanics of an “orderly market” are not always present. We accepted reduced consideration in certain financings due to the need to execute quickly and the accompanying need to be more aggressive in accepting terms. It is our view that the strategic advantage of acquiring our identified targets in this quickly developing market outweighed the discount on the proceeds we received.

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

Several embedded features that required bifurcation and separate accounting were identified in connection with certain of the convertible notes issued in 2014 and the Company determined these should be bundled together as a single, compound embedded derivative, bifurcated from the host contract, and accounted for at fair value, with changes in fair value being recorded in the consolidated statements of operations and comprehensive income. The embedded derivatives included the conversion options, the mandatory default amounts, the prepayment clauses found in some or all of those notes, end other features such as put rights optimal redemptions. The three embedded features were evaluated together as a single compound derivative to determine the fair value of the derivative using a binomial pricing model. The binomial pricing model takes into account probability-weighted scenarios with regard to the likelihood of changes to the conversion price. The inputs to the model require management to make certain significant assumptions and represent management’s best estimate at the valuation date. The probabilities were determined based on a management review, and input from external advisors, on the expected likelihood as of the valuation date of a financing transaction that could trigger an additional reset.

The key sensitivities of the binomial model include: the fair value of the common stock, in which the Company utilized the actual trading price less a discount for lack of marketability due to the thinly traded nature of the stock; the expected volatility of the common stock, which was determined through the analysis of publicly traded guideline companies historic volatilities; and the risk free interest rate, which is based on current market rates and the expected term. Any change on one of the above would have an impact on the concluded value for the embedded derivatives.

Warrant Liability

The Company utilizes a binomial model to derive the estimated fair value of those of its warrants that are considered to be liabilities. Key inputs into the model include the fair value of the common stock, in which the Company utilized the actual trading price less a discount for lack of marketability due to the thinly traded nature of the stock, the expected volatility of the stock price, and a risk-free interest rate. Any significant changes to these inputs would have a significant impact to the fair value.

The changes in fair value of the warrants are measured at each reporting date and recognized in earnings and classified commensurate with the purpose of issuance. Changes in the fair value of warrants issued a) for services performed are considered an operating expense and b) in connection with debt are classified as other (income) expense. See further discussion in Note 9 to our Consolidated Financial Statements.

Recent Accounting Pronouncements

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

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718). The ASU clarifies how entities should treat performance targets that can be achieved after the requisite service period of a share-based payment award. The accounting standard is effective for interim and annual periods beginning after December 15, 2015. The Company is currently in the process of evaluating the impact of the guidance on its financial position, results of operation, and cash flows.

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

In November 2014, the FASB issued ASU 2014-16, "Derivates and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity" (a consensus of the FASB Emerging Issues Task Force). ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. The Company is evaluation ASU 2014-09 to determine if this guidance will have a material impact on the Company's consolidated financial statements.

In November 2014, FASB issued ASU 2014-17, "Business Combinations (Topic 805) Pushdown Accounting a consensus of the FASM Emerging Issues Task Force." The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquire entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU 2014-17 became effective on November 18, 2014 and are not expected to have a material impact on the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data.

Our consolidated financial statements, notes to the consolidated financial statements and the reports of the Company’s independent registered public accounting firms required to be filed in response to this Item 8 begin on page F-1.

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

During the year ended December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the identification of multiple control and significant deficiencies that, in aggregate constitute material weaknesses, management acknowledges that as of December 31, 2014, our disclosure controls and procedures were not effective.

The material weaknesses in our internal control over financial reporting identified at the end of the year ended December 31, 2014, resulted from a deficiency in our financial reporting infrastructure and an absence of procedures and controls with regard to account reconciliations, journal entries and intercompany accounts. Due to our recent acquisitions, we lacked the requisite personnel necessary to support our accounting operations as we integrated the systems from the companies we acquired.  Although we have made some progress in remediating these material weaknesses and because many of the remedial actions we have undertaken are recent and still in process, the material weaknesses have not been eliminated and will not be eliminated by the end of the first quarter in 2015.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate "internal control over financial reporting" for the Company, as that term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. Any evaluation of effectiveness is subject to the risk that the controls may subsequently become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may decrease over time.

The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. Management completed its assessment using the criteria set forth in "Internal Control-Integrated Framework" by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") as updated in 2013. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment and the material weaknesses identified below, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2014.

•	Inadequate and ineffective controls over the timeliness and accuracy of the financial reporting process. The Company did not have adequate design or operational controls and procedures that provided reasonable assurance that financial statements could be accurately prepared in accordance with GAAP in a timely manner. Due to several factors, including, but not limited to, (a) the rapid growth that the Company experienced as a result of multiple significant domestic and international acquisitions, (b) the organization of the corporate accounting team and office which didn’t begin, and is still in-process, until the third and fourth quarter, (c) the Company’s public offering process and plan to transition to NASDAQ, and (d) beginning the migration to an enterprise resource planning (“ERP”) software solution at all locations, the Company lacked the requisite personnel necessary to support its accounting operations for the acquired companies, the financial expertise necessary for the timely and accurate preparation and internal review of the consolidated financial statements and the time and ability to fully develop its entity level and process level control environment. For many controls that were in place, the Company did not have adequate documentation of the operating effectiveness or have an adequate sample size to validate the controls operating effectiveness.

Specifically, because the reasons mentioned above, the Company was not able to validate the design or operational effectiveness of several controls supporting the following control objectives:

•	All obligations of the Company are recorded in accordance with GAAP;
•	Inventory is valued and recorded in accordance with GAAP;
•	Slow moving or obsolete inventory is accounted for in accordance with GAAP;
•	Costs of goods sold are accounted for in accordance with GAAP;
•	Revenue is recognized in accordance with GAAP;
•	Sales returns and allowances are provided for in accordance with GAAP;
•	Accounts receivable is valued and recorded in accordance with GAAP;
•	Journal entries are valid and recorded in accordance with GAAP;
•	Consolidations and eliminating entries are recorded in accordance with GAAP;
•	Reconciliations of all significant accounts to supporting documents to ensure completeness and accuracy of the financial data in accordance with GAAP;
•	Financial statement data is consistent and accurate in accordance with GAAP;
•	Financial statement disclosures are complete and accurate in accordance with GAAP;
•	Debt and equity transactions are accounted for in accordance with GAAP;
•	Earnings per share information is recorded in accordance with GAAP;
•	Intangible assets are valued and accounted for in accordance with GAAP;
•	Purchase accounting is recorded and valued in accordance with GAAP;
•	Tax disclosures are prepared and recorded in accordance with GAAP; and
•	Accounting functions are properly segregated between personnel.

While each of these controls objectives may not individually be material, the aggregation of these matters results in a material weakness in the design and operating effectiveness of the controls over the timeliness and accuracy of the financial reporting process.

•	Inadequate and ineffective Information Technology controls. The Company did not have adequate design or operational controls and procedures that provided reasonable assurance that the financial integrity of the Company’s ERP system and supporting electronic files did not contain a material misstatement. The Company was not able to validate the design or operational effectiveness of several controls supporting the following control objectives:

•	The ability to access, modify, add or delete financial data within the ERP systems is adequately restricted to only necessary personnel;
•	Technology infrastructure is appropriately validated, tested and secured; and
•	End user computing spreadsheets are validated and secured.

While each of these controls objectives may not individually be material, the aggregation of these matters results in a material weakness in the design and operating effectiveness of the controls over the Company’s Information Technology.

The effectiveness of our internal control over financial reporting has been audited by Rehmann Robson LLC, an independent registered public accounting firm, as stated in its report which is included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company is in process of implementing significant remedial measures during the first and second quarters of 2015, intended to address the material weaknesses in its internal control over financial reporting that are described above. While the Company’s management believes that it will have addressed these material weaknesses by the end of the second quarter of 2015, the material weaknesses cannot be considered remediated until the controls have been operational for a period of time which is adequate to permit testing. Accordingly, the Company has performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Annual Report on Form 10-K. As a result of these expanded procedures, the Company believes the consolidated financial statements contained in this report present fairly, in all material respects, the Company’s financial condition, results of operation and cash flows for the fiscal years covered thereby in conformity with GAAP.

The Company is committed to improving its overall control environment. As part of this commitment, management plans to implement the following policies and procedures, among other things, to enhance its entity level controls:

•	Update the Code of Conduct and Employee Manuals to include enhanced information on ethics, insider trading and the Foreign Corrupt Practices Act. All employees are required to acknowledge their commitment to adhering to the Company’s code of conduct upon hiring and to reconfirm it at least annually;

•	reemphasize to all employees the availability of its whistleblower hotline, through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting or other irregularities they become aware of or have observed;

•	develop written policies and procedures for each significant accounting process and job descriptions for each accounting level function;

•	develop and distribute authorization matrices for all key processes requiring an authority level; and

•	expand the scope of internal audit activities, under supervision of the Audit Committee, to include additional evaluation of the Company’s internal control processes and procedures and information technology general controls.

In addition, management plans to implement the following policies and procedures, among other things, to address the Company’s material weaknesses:

Controls over the financial reporting process:

•	strengthen the accounting departments in all reporting units to ensure staffing is adequate to perform adequate reviews of all significant accounting transactions and that personnel are adequately trained in key financial reporting topics;

•	improve account reconciliation policies and procedures;

•	document roles and responsibilities for close process;

•	implement new consolidation software;

•	improve management reporting and analysis procedures;

•	implement improved manual journal entry procedures;

•	implement improved disclosure procedures; and

•	ensure that manual accounting functions are properly segregated between personnel.

Controls over Information Technology:

•	migrate all reporting entities onto a unified ERP system;

•	review and restrict system access to only required personnel;

•	validate system back-ups and security of the technology infrastructure; and

•	validate and secure all end user computing spreadsheets that have financial statement impact.

As described above, the Company’s entire control environment has changed during the year ended December 31, 2014 and will be further enhanced during 2015. These changes have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON 2014 INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Electronic Cigarettes International Group, Ltd

Grand Rapids, Michigan

We have audited the internal control over financial reporting of Electronic Cigarettes International Group, Ltd. (the Company) as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting as of December 31, 2014 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting, that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Two material weaknesses have been identified and included in management’s assessment. Material weaknesses were identified in internal control over financial reporting as of December 31, 2014, resulting in both instances from design deficiencies and operational ineffectiveness over 1) the timeliness and accuracy of the financial reporting process and 2) inadequate and ineffective informational technology controls. These deficiencies relate to the absence of controls and procedures supporting a number of control objectives. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our separate report dated March 31, 2015 on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements as of and for the year ended December 31, 2014 and our separate report thereon dated March 31, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ Rehmann Robson LLC

Grand Rapids, Michigan

March 31, 2015

Item 9B.    Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information called for by this Item will be set forth in our definitive Proxy Statement in connection with our 2015 Annual Meeting of Stockholders to be filed with the SEC under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” and is incorporated by reference in this Item 10.

Item 11. Executive Compensation.

Information called for by this Item will be set forth in our definitive Proxy Statement in connection with our 2015 Annual Meeting of Stockholders to be filed with the SEC under the captions “Executive Compensation” and “Director Compensation” and is incorporated by reference in this Item 11.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by this Item will be set forth in our definitive Proxy Statement in connection with our 2015 Annual Meeting of Stockholders to be filed with the SEC under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference in this Item 12.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Information called for by this Item will be set forth in our definitive Proxy Statement in connection with our 2015 Annual Meeting of Stockholders to be filed with the SEC under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” and is incorporated by reference in this Item 13.

Item 14.   Principal Accounting Fees and Services.

Information called for by this Item will be set forth in our definitive Proxy Statement in connection with our 2015 Annual Meeting of Stockholders to be filed with the SEC under the caption “Independent Registered Public Accounting Firm” and is incorporated by reference in this Item 14.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1)	Financial Statements:

The audited consolidated balance sheet of the Company as of December 31, 2014, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, the footnotes thereto, and the report of Rehmann Robson LLC, independent auditors, are filed herewith.

The audited consolidated balance sheet of the Company as of December 31, 2013, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, the footnotes thereto, and the report of McGladrey LLP, independent auditors, are filed herewith.

The audited consolidated balance sheet of the Company as of December 31, 2012, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, the footnotes thereto, and the report of Accell, Audit & Compliance, P.A., independent auditors, are filed herewith.

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

Exhibit No.	Description of Exhibit
2.1	Share Exchange Agreement dated April 2, 2013 among our Company, Victory Electronic Cigarettes, Inc. and the shareholders of Victory Electronic Cigarettes, Inc. (1)
2.2	Share Exchange Agreement by and among Victory Electronic Cigarettes Corporation, Vapestick Holdings Ltd., and all the shareholders of Vapestick Holdings Ltd., dated December 15, 2013. (2)
2.3	Agreement and Plan of Merger by and among Victory Electronic Cigarettes Corporation, VCIG LLC, FIN Electronic Cigarette Corporation, Inc. and Elliot B. Maisel as Representative, dated February 12, 2014 (3)
2.4	Exchange Agreement by and between Victory Electronic Cigarettes Corporation and the MHL Shareholders, dated as of April 22, 2014. (11)
2.5	Agreement to Buy the Shares in Ten Motives Limited and 10 Motives Limited by and between Victory Electronic Cigarettes Corporation, E-Cigs UK Holding Company Limited, and the Ten Motives Shareholders, dated as of May 30, 2014.(17)
3.1(i)	Articles of Incorporation (4)
3.1(i)(a)	Articles of Merger (5)
3.1(i)(b)	Amendment to Articles of Incorporation(6)
3.1(i)(c)	Amendment to Articles of Incorporation(20)
3.1(i)(d)	Amendment to Articles of Incorporation(34)
3.1(ii)	Bylaws (4)
4.1	Form of Convertible Note issued in January 2013 offering (7)
4.2	Form of Warrant issued in January 2013 Offering (7)
4.3	Form of Convertible Note dated November 4, 2013 (8)
4.4	Form of Warrant issued to E-Cig Acquisition Company LLC and William R. Fields (9)
4.5	Form of 15% Senior Secured Convertible Promissory Note issued in offerings in January and February 2014 (10)
4.6	Form of Warrant issued in offerings in January and February 2014 (10)
4.7	Form of 6% Secured Convertible Promissory Note issued in offering on April 22, 2014(11)
4.8	Form of Amendment to 6% Convertible Note dated June 3, 2014(18)
4.9	Form of Amendment No. 2 to 6% Convertible Note dated August 20, 2014(25)
4.10	Form of Amendment No. 3 to 6% Convertible Note dated October 15, 2014(26)
4.11	Form of Warrant from April 30, 2014 offering(12)
4.12	Form of Agent Warrant (13)
4.13	4% Exchange Convertible Note dated May 30, 2014(23)
4.14	4% Convertible Note dated May 30, 2014(17)
4.15	Form of 12% Convertible Notes dated July 17, 2014(24)
4.16	Form of Warrant dated July 17, 2014(24)
4.17	Form of December 12% Convertible Note (28)
4.18	Form of 10% Convertible Note issued in January 14, 2015 offering (29)
4.19	Form of January 12% Convertible Note issued in January 16, 2015 offering (30)
4.20	Form February 12% Convertible Note issued in February 2015 offering (32)
4.21	Form of Warrant issued in February 2015 offering (32)
4.22	Form March 12% Convertible Note issued in March 2015 offering (33)
4.23	Form of Warrant issued in March 2015 offering (33)
4.24	Form of Prepaid Warrant issued in March 13, 2015 exchange (33)
10.1	$200,000 Debenture dated January 31, 2013 issued by Victory Electronic Cigarettes LLC in favor of our company (2)
10.2	Security Agreement dated March 25, 2013 but effective as of January 31, 2013 between Victory Electronic Cigarettes Inc. as debtor and our company as secured party (2)
10.3	Return To Treasury Agreement dated June 18, 2013 between our company and Stephen Brady (14)
10.4	Non-Broker Private Placement Agreement dated May 1, 2013 between our company and Wolverton Securities Ltd. (14)
10.5	General Financial Advisory Agreement dated June 21, 2013 between our company and Wolverton Securities Ltd. (14)
10.6	Promissory Note with Brent Willis (15)
10.7	Promissory Note with Marc Hardgrove (15)
10.8	Promissory Note with David Martin (15)
10.9	Sales and Consulting Agreement by and among Victory Electronic Cigarettes Corporation and E-Cig Acquisition Company LLC, dated December 30, 2013 (9)
10.10	Form of Securities Purchase Agreement from offerings in January and February 2014 (10)
10.11	Form of Registration Rights Agreement from offerings in January and February 2014 (10)
10.12	Form of Security Agreement from offerings in January and February 2014 (10)
10.13	Form of Amended and Restated Promissory Notes dated February 28, 2014 (23)
10.14	Form of Registration Rights Agreement entered into by and among Victory Electronic Cigarettes Corporation and the FIN shareholders dated February 28, 2014 (10)
10.15	Form of Promissory Notes dated April 22, 2014(11)
10.16	Form of Registration Rights Agreement entered into with MHL Shareholders dated April 22, 2014(11)
10.17	MHL Shareholders Guarantee (11)
10.18	Security Agreement entered into between MHL and the MHL Shareholders(11)
10.19	Form of Securities Purchase Agreement from April 22, 2014 offering(11)
10.20	Form of Amendment to Securities Purchase Agreement dated June 3, 2014(18)
10.21	Form of Amendment No. 2 to Securities Purchase Agreement dated August 20, 2014(25)
10.22	Form of Amendment No. 3 to Securities Purchase Agreement dated October 15, 2014(26)
10.23	Form of Registration Rights Agreement from April 22, 2014 offering(11)
10.24	Form of Amendment to Registration Rights Agreement dated June 3, 2014(18)
10.25	Form of Amendment No. 2 to Registration Rights Agreement dated October 15, 2014(26)
10.26	Purchasers Guarantee from April 22, 2014 offering(11)
10.27	Security Agreement entered into between MHL and purchasers from April 22, 2014 offering(11)
10.28	Pledge and Security Agreement entered into between the Company and purchasers from October 15, 2014 offering(26)
10.29	Share Charge entered into with purchasers from April 22, 2014 offering(11)
10.30	Intercreditor Agreement(11)
10.31	Amendment to Intercreditor Agreement(18)
10.32	Second Amendment to Intercreditor Agreement (27)
10.33	Third Amendment to Intercreditor Agreement(26)
10.34	Form of Securities Purchase Agreement for April 30, 2014, June 19, 2014 and July 16, 2014 offering(12)
10.35	Form of Registration Rights Agreement for April 30, 2014, June 19, 2014 and July 16, 2014 offering(19)
10.36	Exchange Agreement dated May 30, 2014(24)
10.37	Purchase Agreement dated May 30, 2014(17)
10.38	Asset Purchase Agreement entered into on July 2, 2014 (21)
10.39	Securities Purchase Agreement entered into on July 3, 2014(21)
10.40	Voting Agreement entered into on July 15, 2014 (22)
10.41	Registration Rights Agreement entered into with Man FinCo on July 15, 2014 (22)
10.42	Registration Rights Agreement entered into with sellers of Hardwire on July 16, 2014 (22)
10.43	Form of Exchange Agreement dated July 17, 2014(24)
10.44	Advisory Agreement by and among Fields Texas Limited LLC and the Company dated April 28, 2014(25)
10.45	Termination Agreement of Advisory Agreement with Fields Texas Limited LLC(25)
10.46	Form of Securities Purchase Agreement for December 2014 offering(28)
10.47	Form of Securities Purchase Agreement for January 14, 2015 offering(29)
10.48	Form of Securities Purchase Agreement for January 16, 2015 offering(30)
10.49	Form of Securities Purchase Agreement for February 2015 offering(32)
10.50	Form of Securities Purchase Agreement for March 2015 offering(33)
10.51	Form of Exchange Agreement for March 13, 2015 exchange (33)
10.52	Form of 0.04% Unsecured Promissory Note dated March 13, 2014(33)
10.53 †	Employment Agreement with Brent Willis dated June 25, 2013. (14)
10.54 †	Employment Agreement with Marc Hardgrove dated June 25, 2013. (14)
10.55 †	Employment Agreement with Robert Hartford dated July 9, 2013 (16)
10.56†	Amended and Restated Employment Agreement with Brent Willis dated August 22, 2014(25)
10.57†	Amended and Restated Employment Agreement with Marc Hardgrove dated August 22, 2014(25)
10.58†	Employment Agreement with James McCormick dated August 22, 2104(25)
10.59†	Employment Agreement with Philip Anderson, dated January 15, 2015 (31)
10.60†	2013 Stock Option Plan (13)
10.61†	2014 Stock Option Plan (23)
14.1*	Code of Ethics
21.1	List of Subsidiaries (23)
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

† Management contract or compensatory plan or arrangement.

(1)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on April 5, 2013.
(2)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on March 31, 2014.
(3)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on February 19, 2014.
(4)	Filed as an Exhibit on Registration Statement on Form SB-2 with the SEC on May 15, 2007.
(5)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 18, 2013.
(6)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on April 11, 2014.
(7)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on February 6, 2013.
(8)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on November 14, 2013.
(9)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 6, 2014.
(10)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 6, 2014.
(11)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on April 29, 2014
(12)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on May 6, 2014.
(13	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 17, 2014.
(14)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 28, 2013.
(15)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 21, 2013.
(16)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 12, 2013.
(17)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 5, 2014.
(18)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 9, 2014.
(19)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 24, 2014.
(20)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 9, 2014.
(21)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 10, 2014.
(22)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 18, 2014.
(23)	Filed as an Exhibit on Registration Statement on Form S-1/A with the SEC on July 2, 2014.
(24)	Filed as an Exhibit on Registration Statement on Form S-1/A with the SEC on July 28, 2014.
(25)	Filed as an Exhibit on Registration Statement on Form S-1/A with the SEC on September 8, 2014.
(26)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on October 21, 2014.
(27)	Filed as an Exhibit on Registration Statement on Form S-1/A with the SEC on October 23, 2014.
(28)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on December 29, 2014.
(29)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 14, 2015.
(30)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 22, 2015.
(31)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 22, 2015.
(32)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 4, 2015.
(33)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 17, 2015.
(34)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 24, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

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

Date: April 1, 2015	By:	/s/ Brent David Willis
Brent David Willis
Chief Executive Officer, President, Secretary and Director (Principal Executive Officer)

Date: April 1, 2015	By:	/s/Philip Anderson
Philip Anderson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 1, 2015	By:	/s/ Dan O’Neill
Dan O’Neill
Executive Chairman and Director

Date: April 1, 2015	By:	/s/ James P. Geiskopf
James P. Geiskopf
Director

Date:April 1, 2015	By:	/s/ Craig Colmar
Craig Colmar
Director

Date: April 1, 2015	By:	/s/ David Karp
David Karp
Director

FINANCIAL STATEMENTS

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON 2014 CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders

Electronic Cigarettes International Group, Ltd.

Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheet of Electronic Cigarettes International Group, Ltd (the Company) as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2014 consolidated financial statements based on our audit.

We conducted our audit of the 2014 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2014 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electronic Cigarettes International Group, Ltd. as of December 31, 2014, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 23 to the 2014 consolidated financial statements, the Company has reported significant operating losses and cash flow deficits and has accumulated net capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 23. The 2014 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Trendway Commission (COSO) and our separate report thereon dated March 31, 2015, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

/s/ Rehmann Robson LLC

Grand Rapids, Michigan

March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Victory Electronic Cigarettes Corporation

We have audited the accompanying consolidated balance sheet of Victory Electronic Cigarettes Corporation as of December 31, 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Accell  Audit & Compliance, P.A.

Tampa, FL

February 28, 2013

4868 West Gandy Boulevard ● Tampa, Florida 33611 ● 813.440.6380

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013

Assets
Current assets:
Cash	$2,099,475	$2,081,963
Accounts receivable, net	4,091,374	112,921
Inventory, net	6,651,210	340,636
Prepaid expenses	3,519,397	42,704
Deposit	2,251,250	-
Other current assets	18,356	6,750
Total current assets	18,631,062	2,584,974
Goodwill	56,658,457	-
Other intangible assets, net	54,693,079	-
Property and equipment, net	1,848,548	27,376
Total assets	$131,831,146	$2,612,350

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$22,411,444	$306,200
Current portion of borrowed debt	57,917,913	650,000
Line of credit	402,995	-
Derivative liability	40,090,977	-
Warrant liability	42,335,392	-
Private placement funds received in advance	-	1,100,000
Due to related party	-	448,166
Other liabilities	1,578,811	20,000
Total current liabilities	164,737,532	2,524,366
Warrant liability	81,562,523	16,600,500
Deferred income taxes	5,412,779	-
Total liabilities	251,712,834	19,124,866

Stockholders’ deficit
Common stock, $.001 par value; 300,000,000 and 100,000,000 shares authorized, 12,051,762 and 3,559,600 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	12,052	3,560
Additional paid-in capital	284,328,117	4,776,972
Accumulated deficit	(402,868,006)	(21,293,048)
Accumulated other comprehensive loss	(1,353,851)	-
Total stockholders’ deficit	(119,881,688)	(16,512,516)
Total liabilities and stockholders’ deficit	$131,831,146	$2,612,350

See accompanying notes to the consolidated financial statements.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2014	2013	2012
Revenues
Net internet sales	$8,952,598	$1,758,762	$855,758
Net retail and wholesale revenues	34,523,181	1,343,967	614,446
Total net revenues	43,475,779	3,102,729	1,470,204

Cost of goods sold	31,464,001	1,288,914	526,300
Gross profit	12,011,778	1,813,815	943,904

Operating expenses
Distribution, marketing and advertising	10,397,367	1,078,180	323,167
Selling, general and administrative	56,538,552	3,036,873	1,068,767
Loss on impairment of intangible assets	144,357,493	-	-
Loss on sale of asset	238,917	-	-
Advisory agreement warrants	15,646,280	16,600,500	-
Total operating expenses	227,178,609	20,715,553	1,391,934

Loss from operations	(215,166,831)	(18,901,738)	(448,030)

Other (income) expense
Fair value in excess of proceeds on convertible notes	29,215,500	-	-
Warrant fair value adjustment	108,609,241	-	-
Derivative fair value adjustment	342,254	-	-
Loss on extinguishment of debt	5,643,735	-	-
Interest expense, net	44,135,995	1,804,710	30,140
Loss before income taxes	(403,113,556)	(20,706,448)	(478,170)
Income tax benefit	21,538,598	-	-
Net loss	(381,574,958)	(20,706,448)	(478,170)

Other comprehensive loss	(1,353,851)	-	-
Comprehensive loss	$(382,928,809)	$(20,706,448)	$(478,170)

Net loss per common share:
Basic	$(73.06)	$(7.24)	$(0.22)
Diluted	$(73.06)	$(7.24)	$(0.22)
Weighted average number of shares outstanding:
Basic	5,222,827	2,858,094	2,166,667
Diluted	5,222,827	2,858,094	2,166,667

See accompanying notes to the consolidated financial statements.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Consolidated Statement of Stockholders’ Deficit

					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders’
	Shares	Amount	paid-in capital	deficit	loss	equity (deficit)

Balance at December 31, 2011	2,166,667	$2,167	$67,144	$(108,430)	$-	$(39,119)
Net loss	-	-	-	(478,170)	-	(478,170)
Balance at December 31, 2012	2,166,667	$2,167	$67,144	$(586,600)	$-	$(517,289)
Sale of common shares, net of issuance costs	666,667	667	2,208,933	-	-	2,209,600
Issuance of common shares in reverse merger	722,933	723	(723)	-	-	-
Debt assumed as part of reverse merger	-	-	(210,000)	-	-	(210,000)
Retirement of shares returned from shareholder	(106,667)	(107)	107	-	-	-
Issuance of common shares	110,000	110	2,276,511	-	-	2,276,621
Stock based compensation	-	-	435,000	-	-	435,000
Net loss	-	-	-	(20,706,448)	-	(20,706,448)
Balance at December 31, 2013	3,559,600	$3,560	$4,776,972	$(21,293,048)	$-	$(16,512,516)
Issuance of common shares - Vapestick acquisition	439,727	440	48,974,118	-	-	48,974,558
Issuance of common shares - FIN acquisition	666,667	667	108,599,333	-	-	108,600,000
Issuance of common shares - Must Have Limited acquisition	153,333	153	15,524,847	-	-	15,525,000
Issuance of common shares - Hardwire acquisition	200,000	200	18,674,800	-	-	18,675,000
Issuance of common shares - April 30, 2014	32,205	32	2,431,529	-	-	2,431,561
Issuance of common shares - June 19, 2014	9,361	9	734,120	-	-	734,129
Issuance of common shares - July 15, 2014	211,890	212	6,476,824	-	-	6,477,036
Issuance of common shares - July 16, 2014	12,367	12	1,044,880	-	-	1,044,892
Issuance of common shares - November 25, 2014	37,861	38	1,930,866			1,930,904
Extinguishment of warrant liability (Note 11)	-	-	42,972,359	-	-	42,972,359
Stock based compensation	-	-	7,129,316	-	-	7,129,316
Conversion of debt	6,581,144	6,581	14,236,960	-	-	14,243,541
Exercise of stock options	33,333	33	124,967	-	-	125,000
Exercise of warrants	45,541	46	4,261,193	-	-	4,261,239
Purchase of trademark	667	1	134,999	-	-	135,000
Payment of penalty shares, legal fees, and other expenses	68,067	68	6,300,034	-	-	6,300,102
Net loss	-	-	-	(381,574,958)	-	(381,574,958)
Foreign currency translation	-	-	-	-	(1,353,851)	(1,353,851)
Balance at December 31, 2014	12,051,762	$12,052	$284,328,117	$(402,868,006)	$(1,353,851)	$(119,881,688)

See accompanying notes to the consolidated financial statements.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(381,574,958)	$(20,706,448)	$(478,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	831,715	2,009	-
Loss on sale of asset	238,917	-	-
Deferred income tax benefit	(28,551,379)	-	-
Issuance of warrants for advisory fees	15,646,280	16,600,500	-
Other stock based compensation	7,129,316	435,000	-
Amortization of intangible assets	9,797,226	-	-
Impairment of goodwill	144,357,493	-	-
Derivative fair value adjustment	585,584	-	-
Fair value in excess of financing proceeds	29,215,500	-	-
Warrant fair value adjustment	109,396,720	-	-
Inventory writedowns	11,200,000	-
Bad debts	2,093,205	-	-
Loss on conversion of notes	1,066,083	-	-
Loss on extinguishment of debt	5,643,735	-	-
Common stock issued for professional services	135,000	-	-
Amortization of debt discount	29,210,429	1,451,621
Amortization of deferred financing costs	3,012,046	210,020	-
Changes in operating assets and liabilities:
Accounts receivable	(1,916,701)	44,374	(156,977)
Inventory	4,136,676	(53,263)	(241,177)
Other prepaid expenses, deposit, advances	(3,031,630)	107,967	(119,588)
Other current assets	(11,606)	(6,750)	-
Accounts payable and accrued expenses	10,098,080	258,347	37,695
Deferred revenue	-	(17,699)	17,699
Other liabilities	1,058,811	20,000	-
Deferred compensation	-	(350,003)	350,003
Net cash used in operating activities	(29,733,458)	(2,004,325)	(590,515)

See accompanying notes to the consolidated financial statements.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Consolidated Statements of Cash Flows - Continued

	Years Ended December 31,
	2014	2013	2012
Cash flows from investing activities:
Purchases of property and equipment	(1,297,536)	(29,385)	-
Acquisition of businesses, net of cash acquired	(26,146,865)	-	-
Net cash used in investing activities	(27,444,401)	(29,385)	-

Cash flows from financing activities:
Revolving line of credit, net	(11,290,086)	(20,641)	20,641
Proceeds from issuance of debt	68,495,000	198,379	-
Payments on convertible notes	(450,000)	-	-
Payments on debt	(31,783,052)	(1,200,000)	-
Proceeds from issuance of common stock	30,551,031	4,486,221	-
Deferred financing and offering costs	(3,012,046)	(210,020)	-
Proceeds from exercise of stock options and warrants	137,550	-	-
(Repayments) advances from related party, net	(448,166)	844,296	580,953
Net cash provided by financing activities	52,200,231	4,098,235	601,594

Effect of exchange rate changes on cash	4,995,140	-	-

Net change in cash	17,512	2,064,525	11,079
Cash at beginning of the year	2,081,963	17,438	6,359
Cash at end of the year	$2,099,475	$2,081,963	$17,438

Supplementary Cash Flows Information
Cash paid for interest	$45,078,330	$368,028	$23

Disclosures of Non-Cash Investing and Financing Activities
Derivatives in financing transactions	$62,868,237	$-	$-
Exercise of warrants	$4,248,688	$-	$-
Financing of building acquisition	$430,572	$-	$-
Conversion of convertible promissory notes	$200,000	$-	$-
Stock issued in reverse merger	$-	$10,844	$-
Convertible debenture assumed as part of reverse merger	$-	$210,000	$-
Retirement of shares returned from shareholder	$-	$1,600	$-

See accompanying notes to the consolidated financial statements.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION, RECENT DEVELOPMENTS AND LIQUIDITY AND FINANCIAL CONDITION

Basis of Presentation

Electronic Cigarettes International Group, Ltd. (formerly Victory Electronic Cigarettes Corporation) and its consolidated subsidiaries, (“ECIG” or the “Company”) have prepared the accompanying consolidated financial statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013, and 2012, respectively, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

We were incorporated in the state of Nevada on May 19, 2004 as Teckmine Industries, Inc. (“Teckmine”). In July 2007, Teckmine became a public company traded in the over the counter market. On June 25, 2013, pursuant to a share exchange agreement, we acquired Victory Electronic Cigarettes, Inc., a Nevada corporation (“VEC”), in which the existing stockholders of VEC exchanged all of their issued and outstanding shares of common stock for 2,166,667 shares of our common stock. After the consummation of the share exchange, stockholders of VEC owned 60.9% of our outstanding common stock and VEC became our wholly owned subsidiary. For accounting purposes, the share exchange was treated as a reverse acquisition with VEC as the acquirer and Teckmine as the acquired party, and as a result the historical financial statements of the Company prior to the acquisition of VEC included in this prospectus are the historical financial statements of VEC. As a result of the reverse merger with Teckmine, we became a public company in June 2013. On July 11, 2013, we changed our name to “Victory Electronic Cigarettes Corporation.” On July 2, 2014, we changed our name to “Electronic Cigarettes International Group, Ltd.”

Recent Developments

Reverse Stock Split

On March 21, 2015, the Company effected a one-for-fifteen reverse split of our common stock. All references to number of shares and share price have been retroactively restated for all years presented.

Business Combinations

Vapestick Holdings Limited - On January 9, 2014, the Company completed the acquisition of all of the issued and outstanding ordinary shares of Vapestick Holdings Limited (“Vapestick”) a company incorporated under the laws of England and Wales, pursuant to a share exchange agreement for an aggregate cash payment of £3,500,000 (approximately $5.8 million) and the issuance of 439,727 shares of our common stock. The results of Vapestick’s operations have been included in our consolidated statements of operations and comprehensive (loss) income from the date of acquisition.

FIN Electronic Cigarette Corporation, Inc. - On February 28, 2014, the Company completed the acquisition of FIN Electronic Cigarette Corporation, Inc. (“FIN”), a Delaware corporation, for 666,667 shares of common stock, an aggregate cash payment of $10 million and $15 million of promissory notes that became due 90 days from the date of issuance, on May 29, 2014, and were amended on May 30, 2014. The results of FIN’s operations have been included in our consolidated statements of operations and comprehensive (loss) income from the date of acquisition.

Must Have Limited - On April 22, 2014, the Company completed the acquisition of Must Have Limited (“VIP”), an England and Wales incorporated limited company for 153,333 shares of the Company’s common stock, GBP £5,345,713.58 (approximately $9 million), $11,000,000 of promissory notes and GBP £6,796,303 (approximately $11.4 million) in respect of VIP’s surplus cash. Additional payments include up to $5 million as an earn-out conditioned upon certain performance and employment conditions. The results of VIP’s operations have been included in our consolidated statement of operations and comprehensive (loss) income from the date of acquisition.

Hardwire Interactive Inc. - On July 16, 2014, the Company completed the acquisition of the assets of  Hardwire Interactive Inc., a British Virgin Islands company (“Hardwire”) for an aggregate cash payment of $5,000,000, 200,000 shares of common stock and the assumption of all of Hardwire’s liabilities relating to or arising out of any assigned contracts, the employment of Hardwire’s employees or the ownership, operation or use of the assets being sold.

Liquidity and Financial Condition

The Company had cash and cash equivalents of $2,099,475 as of December 31, 2014, and negative working capital of $146,106,470. The Company has significant commitments related to various financial instruments, has experienced recurring losses and has incurred significant expense as of and for the year ended December 31, 2014.  The financial instruments, if not converted to equity, may require cash settlement.  In addition, the Company’s acquisition strategy generally requires a cash component and the development of the Company’s infrastructure will require investment.  During the fourth quarter of 2014, the Company was unable to complete an anticipated public offering of its shares and, while management believes that additional private placements are possible, there can be no assurance that these will be available.

The Company’s debt contain covenants that could limit our future financing capabilities. These restrictions may interfere with the Company’s ability to obtain new or additional financing or may affect the manner in which the Company structures such new or additional financing or engage in other business activities, which may significantly limit or harm the Company’s results of operations, financial condition and liquidity. A default and resulting acceleration of obligations could also result in an event of default and declaration of acceleration under certain of the Company’s other existing debt agreements. Such an acceleration of the Company’s debt would have a material adverse effect on our liquidity and our ability to continue as a going concern. A default could also significantly limit the Company’s alternatives to refinance both the debt under which the default occurred and other indebtedness. This limitation may significantly restrict the Company’s financing options during times of either market distress or the Company’s financial distress, which are precisely the times when having financing options is most important

The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements until the Company reaches significant revenues.  Until that time. the Company will need to obtain additional equity and/or debt financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or from expansion of operations.  If the Company attempts to obtain additional equity or debt financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

2.	Summary of SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is derived from product sales and is recognized upon shipment to the customer, when title and risk of loss has passed and collection is reasonably assured. Direct sales to individual customers are recognized within internet sales in the accompanying consolidated statements of operations and comprehensive (loss) income, while all sales to retailers and distributors are recognized within retail and wholesale revenues. Payments received by the Company in advance are recorded as deferred revenue until the merchandise has shipped to the customer.

Sales are presented net of allowances for sales returns, discounts, and allowances. Sales returns are determined based on an evaluation of current market conditions and historical returns experience. Discounts are based on open invoices where trade discounts have been extended to customers. Receivables are presented net of these adjustments and an allowance for doubtful accounts.

A significant area of judgment affecting reported revenue and net income is estimating sales return reserves, which represent that portion of gross revenues not expected to be realized. A customer can contractually return products during a certain period of time. In particular, retail revenue, including e-commerce sales, is reduced by estimates of returns. In determining estimates of returns, management analyzes historical trends, seasonal results and current economic or market conditions. The actual amount of sales returns subsequently realized may fluctuate from estimates due to several factors, including, merchandise mix, actual or perceived quality, differences between the actual product and its presentation in the website, timeliness of delivery and competitive offerings. The Company continually tracks subsequent sales return experience, compiles customer feedback to identify any pervasive issues, reassesses the marketplace, compares its findings to previous estimates and adjusts the sales return accrual and cost of sales accordingly. As of December 31, 2014 and 2013, the Company had a sales return reserve of approximately $0.1 million and $0, respectively, which is included in the valuation allowance for doubtful accounts as of those dates.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include customer deductions, sales returns, sales discounts the allowance for doubtful accounts, the reserve for excess and obsolete inventory, stock-based compensation, assumptions used to determine ongoing fair value of warrant liability and embedded derivatives, valuation of acquisition intangibles and other net assets acquired or assumed, and as the recoverability of net deferred tax assets.

Valuation of Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. We review goodwill and other intangibles for impairment at the reporting unit level annually as of November 1 or, when events or circumstances dictate, more frequently. For purposes of goodwill impairment, our reporting units are Vapestick, FIN, VIP, and Hardwire. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount, and if necessary, a two-step goodwill impairment test. Factors we consider when performing the qualitative assessment include general economic conditions, limitations on accessing capital, and changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the two-step goodwill impairment test, the fair value of the reporting unit is determined and compared to the carrying value of the net assets allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all of its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value. In 2014 we recognized goodwill impairment of approximately of $94 million primarily related to our FIN and Vapestick reporting units (Note 18).

Valuation of Identifiable Intangible Assets

In connection with our acquisitions, we have acquired certain identifiable intangible assets to which value has been assigned based on our estimates. Intangible assets that are deemed to have an indefinite life are not amortized, but are subject to an annual impairment test, or when events or circumstances dictate, more frequently. The indefinite-life intangible asset impairment test consists of a comparison of the fair value of the indefinite-life intangible asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-life intangible asset is not considered impaired. In 2014, an impairment loss of approximately $50 million has been recorded on these assets primarily related to our FIN and Vapestick reporting units (see Note 18).

Other intangible assets assigned finite useful lives are amortized on a straight-line basis over their estimated useful lives.

 Financial Instruments

The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value as of December 31, 2014 and 2013, because of the relatively short maturities of these instruments. The estimated fair values for financial instruments presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying values of certain borrowings approximate fair value because the underlying instruments are fixed-rate notes based on current market rates and current maturities.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

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

Foreign Currency Translation

The Company translates assets and liabilities of its foreign subsidiaries whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. The Company translates revenues and expenses at weighted-average exchange rates during the year. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ deficit.

Concentration of Customers and Suppliers

The Company supplies products and services and extends credit where permitted by law. Due to its acquisitions, the majority of the Company’s sales are to large retail chains and distributors servicing convenience stores. Additionally, 43% or $15.8 million of net revenues were generated from five customers in 2014. The Company purchases a majority of its products from two suppliers. The Company also generated $21.6 million and $0 of foreign sales, during the years ended December 31, 2014 and 2013, respectively.

Cash and Cash Equivalents

Cash consists of funds deposited in checking accounts. Cash also includes other kinds of accounts that have the general characteristics of demand deposits in that the customer may deposit additional funds at any time and also effectively may withdraw funds at any time without prior notice or penalty. While cash held by financial institutions may at times exceed federally insured limits, management believes that no material credit or market risk exposure exists due to the high quality of the institutions that have custody of the Company’s funds. The Company has not incurred any losses on such accounts.

Accounts Receivable

Accounts receivable are primarily from retail and wholesale customers or third-party internet brokers. Management reviews accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible. An allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends. As of December 31, 2013, the Company expected the amount of any potentially uncollectible receivables to be insignificant; therefore, no allowance for doubtful accounts had been determined necessary by management. As of December 31, 2014 and December 31, 2013, the Company has recorded an allowance for doubtful accounts of approximately $262,000 and $0, respectively.

Deferred Financing and Offering Costs

The Company capitalizes costs related to the issuance of debt which are included on the accompanying consolidated balance sheet. Deferred financing costs are amortized using a method that approximates the interest method over the life of the related loan and are included as a component of interest expense on the accompanying consolidated statements of operations and comprehensive (loss) income.

Offering costs associated with equity financing transactions are deferred and recorded as charge to additional paid in capital upon completion of the offering.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

Stock-based Compensation

Stock-based awards are measured based on the fair value of the award as determined in accordance with GAAP and recognized over the required service or vesting period. The fair value of options and warrants are estimated at the date of grant using a binomial option pricing model.

Income Taxes

Prior to the conversion to a C corporation on March 8, 2013, the Company acted as a pass-through entity for tax purposes. Accordingly, the consolidated financial statements do not include a provision for federal income taxes prior to the conversion. The Company’s earnings and losses were included in the shareholders’ personal income tax returns and the income tax thereon, if any, was paid by the shareholders’.

The Company now files income tax returns in the United States, which are subject to examination by the tax authorities in that jurisdiction generally for three years after the filing date. Income taxes are provided for under the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The calculation of the Company’s tax liabilities for uncertain income tax positions are based on estimates of whether, and the extent to which, additional taxes will be required.

The Company is subject to U.S. federal, state and local income taxes, and U.K. income taxes that are reflected in our consolidated financial statements. The effective tax rate for the year ended December 31, 2014 was 5.4%. The effective tax rate for 2014 was significantly impacted by the recognition of a deferred income tax benefit realized as a result of deferred tax liabilities that were recorded in the Company’s recent acquisitions as discussed below, and also by a valuation allowance placed against our deferred tax assets.

The Company recently completed the acquisitions of FIN, Vapestick, VIP and Hardwire. During 2014, certain measurement-period adjustments were made with respect to certain deferred tax liabilities that were identified to exist on the acquisition date for each of these acquisitions. As a result, deferred tax liabilities have been recorded for the identifiable intangibles acquired in these acquisitions as the amounts are non-deductible for income tax.

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

For the year ended December 31, 2014, there was no change to our total gross unrecognized tax benefit. We believe that there will not be a significant increase or decrease to the uncertain tax positions within the next twelve months.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries. All intercompany balances and transactions have been eliminated.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

We evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will be unable to realize some of these deferred tax assets., primarily as a result of losses incurred during our limited history. As a result of this analysis, we project that approximately $78.5 million of our deferred tax assets will not be realizable.

Inventory

Inventory is stated at the lower of standard cost (which approximates average cost) or market.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method for financial reporting purposes based on the estimated useful lives of the various assets ranging from three to ten years. Maintenance and repair costs are charged to current earnings. Upon disposal of assets, the costs of assets and the related accumulated depreciation are removed from the accounts. Gains or losses are reflected in current earnings.

Foreign Currency and Accumulated Other Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during the period resulting from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between our net loss and comprehensive loss results from foreign currency translation adjustments in consolidating our UK subsidiary’s financial statements. The financial position of foreign subsidiaries is translated using the exchange rates in effect at the end of the year, while income and expense items are translated at average rates of exchange during the year.

The net income and losses resulting from foreign currency transactions are recorded in the consolidated statements of operations in the period incurred were $1,246,149 for the year ended December 31, 2014 and $0 for the year ended December 31, 2013.

Loss per Share

Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method. Any potentially dilutive securities are anti-dilutive due to the Company’s net losses. Accordingly, for all years presented, there is no difference between the basic and diluted net loss per share.

Revenue Concentrations

The Company considers significant revenue concentrations to be counterparties who account for 10% or more of the total revenues generated by the Company during the period. For the year ended December 31, 2014, the amount of revenue derived from counterparties representing the top five customers was approximately 43% of total sales. As of December 31, 2014 these five customers owed a total of approximately 2% of accounts receivable.

About 80% of the products sold are supplied by two suppliers.

Segment Reporting

The Company operates as one segment, in which management uses one measure of profitability. The Company is managed and operated as one business. The Company does not operate separate lines of business or separate business entities with respect to any of its product categories. Accordingly, the Company does not have separately reportable segments.

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of December 31, 2014 and 2013, the litigation accrual was zero.

Reclassifications

Certain reclassifications have been made to the prior year balances in order to conform to the current year presentation. These reclassifications had no impact on working capital, net (loss) income, stockholders’ equity (deficit) or cash flows as previously reported.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

Recent accounting pronouncements

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

In June 2014, the FASB issued ASU 2014-12, “Compensation—Stock Compensation (Topic 718)—Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The standard will be effective for fiscal years beginning after December 15, 2015. We do not expect there to be material impact on the consolidated financial statements as a result of this standard.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (a consensus of the FASB Emerging Issues Task Force). ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. The Company is evaluating ASU 2014- 09 to determine if this guidance will have a material impact on the Company’s consolidated financial statements.

In November 2014, FASB issued ASU 2014-17, “Business Combinations (Topic 805) Pushdown Accounting a consensus of the FASM Emerging Issues Task Force.” The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU 2014-17 became effective on November 18, 2014 and are not expected to have a material impact on the financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU No. 2014-15) that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. The Company is currently evaluating the impact of this ASU on its financial statements.

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

On June 25, 2013, Victory completed a private placement transaction concurrently with the Reverse Merger to provide post-transaction working capital.  As a result of the private placement, 666,667 shares were issued at $3.75 per share resulting in proceeds of $2,500,000.  During the private placement, Victory incurred issuance costs of $290,400 which were netted against the proceeds.

Additionally, in conjunction with the closing of the Reverse Merger, various other share-based transactions occurred as follows:

Teckmine shares previously outstanding	1,300,420
Teckmine shares retired	(633,754)
Shares issued in connection with the Reverse Merger	56,267
Total shares issued in Reverse Merger	722,933

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

Teckmine Convertible Promissory Notes and Warrants

Effective on January 31, 2013, in anticipation of the Reverse Merger, Teckmine issued $200,000 of convertible promissory notes (the “Teckmine Notes”).  The Teckmine Notes were assumed by the Company in the Reverse Merger and, as such, were recorded at fair value which was considered to approximate face value plus accrued and unpaid interest given the short remaining term to maturity and terms reflective of current market conditions. These notes bear interest at 12% and are due on January 31, 2014 or are convertible to the unregistered common stock of the Company at a conversion price that was set at $3.75 at the time of the Reverse Merger.  On January 31, 2014, the Teckmine Notes were converted to 800,000 shares of the Company’s common stock and accrued and unpaid interest was paid in cash.

Concurrent with the issuance of the Teckmine Notes, Teckmine issued 13,333 five-year common stock warrants (the “Teckmine Warrants”). The warrants were assumed in the Reverse Merger and are exercisable for unregistered common stock of the Company at an exercise price of $3.75.  The Teckmine Warrants are considered to be equity instruments based on the fact that the terms are not subject to adjustment and no circumstances exist under which the holder can receive cash in exchange for the warrant and/or the underlying shares.

4.	ACCOUNTS RECEIVABLE, NET

The following table sets forth the components of accounts receivable:

	December 31,	December 31,
	2014	2013
Accounts receivable, gross	$4,353,048	$112,921
Allowance for doubtful accounts, sales returns, and discounts	(261,674)	-
Accounts receivable, net	$4,091,374	$112,921

Accounts receivable are primarily from retail and wholesale customers or third-party internet brokers. Management reviews accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible. An allowance for doubtful accounts, sales returns, and discounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends. Bad debt expense of approximately $2,093,000 was recorded in 2014. As of December 31, 2013, the Company expected the amount of any potentially uncollectible receivables to be insignificant; therefore, no allowance for doubtful accounts had been determined necessary by management at that date or for the year then ended.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

5.	BUSINESS ACQUISITIONS

The Company completed several strategic business combinations in 2014 that further managements growth strategy and geographic markets expansion.

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

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

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

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

Must Have Limited (VIP)

On April 22, 2014, Company completed its acquisition of VIP. The assets and liabilities of VIP shown below are based on acquisition date fair values. The following is the Company’s assignment of the aggregate consideration:

Fair Value of Consideration Transferred
Cash	$20,396,767
Issuance of shares of common stock	15,525,000
Contingent earn-out	5,000,000
Short term promissory notes	11,000,000
$51,921,767

Assets Acquired and Liabilities Assumed
Cash	$14,698,409
Accounts receivable	426,243
Inventory	2,379,159
Prepaids and other current assets	1,315,212
Furniture and equipment	249,863
Tradename	11,025,000
Customer relationships	13,865,000
Domain name/website	1,235,000
Accounts payable and accrued expenses	(4,301,751)
Deferred tax liability	(6,008,750)
Total identifiable net assets	34,883,385
Goodwill	17,038,382
Total fair value of consideration	$51,921,767

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

Hardwire Interactive Inc. (Hardwire)

On July 16, 2014, Company completed its acquisition of Hardwire. The assets and liabilities of Hardwire shown below are based on acquisition date fair values. The following is the Company’s assignment of the aggregate consideration:

Fair Value of Consideration Transferred
Cash	$5,000,000
Issuance of shares of common stock	18,675,000
$23,675,000

Assets Acquired and Liabilities Assumed
Accounts receivable	$1,786,232
Inventory, net	987,855
Prepaids and other current assets	290,264
Non-compete agreements	420,000
Customer relationships	6,075,000
Trademark	6,045,000
Total identifiable net assets	15,604,351
Goodwill	8,070,649
Total fair value of consideration	$23,675,000

The acquisition date amounts for Vapestick, FIN, VIP, and Hardwire are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The customer relationships are being amortized over the estimated useful life of Hardwire customer relationships which is 2 years. Tradenames are being amortized over an estimated useful life of 10 to 15 years. Goodwill is calculated as the excess of the fair value of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as expected future synergies.

The Company’s consolidated results of operations for year ended December 31, 2014 include the results of Vapestick, FIN, VIP and Hardwire since the respective acquisition dates.  The following table sets forth unaudited pro forma results of operations on a combined basis assuming that the acquisitions of Vapestick, FIN, VIP, and Hardwire occurred on January 1, 2013:

	Unaudited Pro Forma Information
	Year Ended
	December 31,	December 31,
	2014	2013
Net revenue	$76,291,095	$98,568,106
Loss from operations	$(36,261,545)	$(4,848,541)

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

6.	INVENTORY, NET

The following table sets forth the components of inventory:

	December 31,	December 31,
	2014	2013
Inventory, gross	$8,230,741	$355,636
Reserve for obsolesence	(1,579,531)	(15,000)
Inventory, net	$6,651,210	$340,636

Inventory, which consists of ready for sale disposable and rechargeable e-cigarettes, batteries, cartomizers and other accessories, is carried at the lower of cost or fair market value. Cost is determined using the first-in, first-out method. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. Inventory writedowns of $11.2 million and $0 were recorded in 2014 and 2013, respectively.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at December 31, 2014 and December 31, 2013:

	December 31,	December 31,
	2014	2013
Land	$100,000	$-
Building	434,037	-
Office furniture and equipment	900,456	29,385
Leasehold improvements	41,421	-
Packaging	1,020,358	-
Other	97,642	-
	2,593,914	29,385
Less: accumulated depreciation and amortization	(745,366)	(2,009)
Property and equipment, net	$1,848,548	$27,376

Depreciation expense was approximately $832,000 and $2,000 for the years ended December 31, 2014 and 2013, respectively.

8.	REVOLVING CREDIT LINES

The Company has a revolving line of credit agreement with a bank for $621,280 (GBP(£) 400,000), which bears interest at 3.8% in excess of the London Interbank Offered Rate (“LIBOR”) (effective rate of 5.4% at December 31, 2014).  The credit line is secured by accounts receivable and inventory.  The borrowings outstanding on the line as of December 31, 2014 was $402,995 (GBP(£) 259,462).  Under the terms of agreement, the Company is subject to certain customary restrictive covenants relating to, among other things, minimum tangible net worth and asset tests as defined in agreement. The Company has closed its credit cards. The Company had no balance due on these credit cards at December 31, 2014 and 2013.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

9.	BORROWED DEBT

All references to common shares and number of warrants reflect the 1 for 15 reverse stock split effected as of March 23,2015.

As of December 31, 2014 and 2013, borrowed debt is as follows:

	December 31,	December 31,
	2014	2013
January Private Placements	$9,704,901	$-
February Private Placements	13,239,107	-
6% Convertible Notes	10,906,703	-
4% Convertible Notes and 4% Exchange Convertible Notes	3,275,175	-
12% Exchanged Notes	7,345,428	-
VIP Seller Note	11,000,000	-
Mortgage Note Payable - Building	250,000	-
December 12% Convertible Notes	926,599	-
Demand Loans	1,270,000	-
Convertible Promissory Notes settled in 2014	-	650,000
	57,917,913	650,000
Less current portion	(57,917,913)	(650,000)
Total long-term debt	$-	$-

January and February Private Placements

Overview. On January 7, 2014, January 14, 2014, January 31, 2014 and February 28, 2014, the Company completed private offerings of $27,375,000 aggregate principal amount of 15% Senior Secured Convertible Promissory Notes, as amended (the “15% Convertible Notes”) and warrants to purchase shares of common stock with accredited investors for total net proceeds to the Company of $25,424,790 after deducting placement agent fees and other expenses.

As of December 31, 2014, the principal balance, unamortized discount, and net carrying amount relating to the 15% Convertible Notes are as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount
15% Convertible Notes(January)	$9,704,901	$-	$9,704,901
15% Convertible Notes(February)	15,750,000	(2,510,893)	13,239,107
Totals	$25,454,901	$(2,510,893)	$22,944,008

Maturity and Interest. The 15% Convertible notes matured on January 7, 2015 and February 28 ,2015, respectively. The notes accrue interest at a rate of 15% on the aggregate unconverted and outstanding principal amount, payable in cash on a quarterly basis. See Note 24 for subsequent events.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

Conversion. The 15% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time. The shares of common stock issuable upon conversion equal: (i) the outstanding principal amount of the convertible note divided by (ii) a conversion price of $75.00, as adjusted from time to time. The conversion price for the 15% Convertible Notes is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the conversion price of the 15% Convertible Notes will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than the current exercise price, with certain exceptions as further described in the 15% Convertible Notes. The Conversion Price will also adjust on any subsequent issuance of shares of common stock or common stock equivalents based on a formula intended to maintain the fully diluted percentage ownership the shares underlying the 15% Convertible Notes represent. Furthermore, if the Company or any subsidiary thereof sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any of its common stock or any securities which would entitle the holder thereof to acquire at any time its common stock, then the conversion price for the 15% Convertible Notes will be adjusted downward by multiplying it by a fraction, the numerator of which shall be 5,277,600 and the denominator of which shall be the number of fully-diluted shares of our common stock outstanding following such issuance. During 2014, the noteholders exercised the conversion options to reduce principal payments by $1,720,100. As a result of the subsequent issuances of our convertible notes, warrants and shares of our common stock described below, as of December 31, 2014, the conversion price of the 15% Convertible Notes was $0.75 per share.

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

Warrants. The warrants issued in the offerings are exercisable for an aggregate of 365,000 shares of the Company’s common stock. The warrants are exercisable for a period of five years from their respective issue dates. The exercise price with respect to the warrants is $75.00 per share, as adjusted from time to time. The exercise price and the amount of shares of our common stock issuable upon exercise of the warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the exercise price of the warrants will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than their current exercise price, with certain limited exceptions as further described in the warrant. Furthermore, if the Company or any subsidiary thereof sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any of its common stock or common stock equivalents, then the exercise price for the warrants will be adjusted downward by multiplying it by a fraction, the numerator of which shall be 5,277,600 and the denominator of which shall be the number of fully-diluted shares of our common stock outstanding following such issuance. As a result of the subsequent issuances of our convertible notes, warrants and shares of our common stock described below, as of December 31, 2014, the exercise price of the warrants was $0.75 per share, and the number of shares issuable upon exercise of the warrants increased to 36,500,000 shares of common stock.

These warrants are considered liabilities and will be recorded at fair value each reporting period with adjustments recorded in the consolidated statements of operations and comprehensive loss.

 Warrants and Embedded Derivatives

The proceeds for the 15% Convertible Notes were allocated at issuance based upon the fair value of the warrants and the embedded derivatives as follows:

	January	February	Total
Proceeds	$11,325,000	$16,050,000	$27,375,000
Fair value of warrants	(8,871,000)	(22,116,900)	(30,987,900)
Fair value of conversion and other features	(6,342,600)	(19,260,000)	(25,602,600)
Fair value of amounts in excess of proceeds	$(3,888,600)	$(25,326,900)	$(29,215,500)

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

At the time of issuance the fair value was determined to be reasonable and because the fair value exceeded the proceeds, greater value was given by us than received in the associated transactions. From a purely financial perspective, the theoretical value of a security does not take into account the speed of execution that is necessary to accomplish the goal of financing a specific acquisition. When we identify specific strategic targets where the identification of the target and the consummation of the transaction encompass a very compressed timeline the mechanics of an “orderly market” are not always present. We accept reduced consideration in certain financings due to the need to execute quickly and the accompanying need to be more aggressive in accepting terms. It is our view that the strategic advantage of acquiring our identified targets in this quickly developing market outweighed the discount on the proceeds.

6% Convertible Notes

Overview. On April 22, 2014, the Company completed a private offering of $24,175,824 principal amount (the "First Tranche") of 6% Original Issue Discount Senior Secured Convertible Promissory Notes, as amended (the "6% Convertible Notes") with accredited investors for total net proceeds to the Company of $20,511,200 after deducting placement agent fees and other expenses. On June 3, 2014, the Company issued additional 6% Convertible Notes in the principal amount of $4,395,604 (the "Second Tranche") for total net proceeds to the Company of $3,950,000. The third tranche of additional 6% Convertible Notes in the principal amount of $3,596,704 (the "Third Tranche") was purchased on August 20, 2014 for total net proceeds to the Company of $2,975,000. On October 15, 2014, the Company and the holder of the 6% Convertible Notes amended the 6% Convertible Notes, and the Company agreed to issue an additional $5,500,000 principal amount of 6% Convertible Notes for total net proceeds of $4,648,200 (the "Fourth Tranche"). This amendment was accounted for as a debt extinguishment and resulted in a $3,483,000 loss. The Company used a portion of the proceeds from the Fourth Tranche to fully repay and terminate the credit facility of its subsidiary, FIN Branding Group. The remaining proceeds were used by the Company to purchase inventory for its subsidiaries FIN Branding Group, LLC and Hardwire Acquisition Company and for other general corporate purposes, other than the repayment of any other indebtedness.

The holder of the 6% Convertible Notes have the right at any time and from time to time until August 15, 2015 to purchase additional 6% Convertible Notes in an aggregate principal amount of up to $12,087,913 for an aggregate purchase price of up to $11,000,000. The conversion price of these additional 6% Convertible Notes would be the lower of (i) 115% of the volume-weighted average price of the Company's common stock on the trading day immediately preceding the date of any purchase of such notes and (ii) the lowest conversion price of any of the outstanding 6% Convertible Notes.

As of December 31, 2014, the principal balance, unamortized discount, and net carrying amount relating to the 6% Convertible Notes are as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount
First Tranche	$7,870,824	$-	$7,870,824
Second Tranche	10,000	-	10,000
Third Tranche	10,000	-	10,000
Fourth Tranche	3,015,879	-	3,015,879
Totals	$10,906,703	$-	$10,906,703

Maturity and Interest. The 6% Convertible Notes are due December 15, 2016, and accrue interest at a rate of 6% on the aggregate unconverted and outstanding principal amount payable in cash on the last trading day of each month. The Company has also agreed pay to the holders of the 6% Convertible Notes on each such trading day a fixed payment amount in cash in the amount of $128,571.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

Conversion. The 6% Convertible Notes may be converted in whole or in part into shares of common stock at the option of the holders of the 6% Convertible Notes at any time and from time to time into a number of shares of our common stock equal to (x) the "conversion amount" of such notes divided by (y) the conversion price. The conversion amount of any 6% Convertible Note to be converted is equal to the sum of (i) the principal amount of such note, (ii) any accrued and unpaid interest with respect to such principal, (iii) any accrued and unpaid late charges with respect to such principal and interest and (iv) the Make-Whole Amount. The conversion price of the 6% Convertible Notes is $0.86, as adjusted from time to time. The conversion prices for the 6% Convertible Notes are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, should the Company issue any common stock at, or should the exercise or conversion price of any previously issued option, warrant or convertible security be adjusted to, a purchase price that is less than the current exercise price of the 6% Convertible Notes, the conversion price of the 6% Convertible Notes will be adjusted to 115% of such lower purchase price with certain limited exceptions. Furthermore, should the Company complete an underwritten public offering of a minimum of $25 million, the conversion price would reset to the price that is equal to 115% of the volume weighted average price ("VWAP") of our common stock of the Company's shares of common stock on the trading day immediately following the pricing of such public offering should that price be lower than the conversion price then in effect. During 2014, the noteholders exercised the conversion options to reduce principal payments by $830,000. The conversion price at December 31, 2014 was $0.8625.

“Make-Whole Amount” means an amount in cash equal to all of the interest that would have accrued with respect to the applicable principal amount of 6% Convertible Notes being converted or redeemed for the period commencing on the applicable redemption date or conversion date and ending on December 15, 2016.

Prepayments and Redemptions. The 6% Convertible Notes include a prepayment clause with certain limitations. Commencing on January 1, 2015, the Purchaser has the right to require the Company to redeem up to $1,000,000 of principal amount of the 6% Convertible Notes, plus any accrued and unpaid interest thereon and the Make-Whole Amount, per calendar month. The holders have the right, in the event of a change of control, to require the Company to redeem all or portions of the 6% Convertible Notes, in exchange for cash equal to 107.5% of the principal amount redeemed plus all accrued and unpaid interest and late charges.

Collateral. As security for all of the Company's obligations under the 6% Convertible Notes and related documents executed in connection with the Offering: (i) VIP granted a guarantee in favor of the holders of the 6% Convertible Notes supported by a first priority security interest in all of VIP's assets and (ii) the Company granted such holders a first priority security interest in all of the shares owned by the Company in VIP following the acquisition of VIP. Additionally, the Company is required to maintain a $3 million cash balance that is restricted as to withdrawal, which may be used for redemptions upon instruction from the holders. Additionally, on October 15, 2014, the Company and its subsidiaries VCIG LLC, FIN Branding Group, LLC and Hardwire Acquisition Company entered into a pledge and security agreement pursuant to which the Company pledged the equity interests of such subsidiaries to the holders of the 6% Convertible Notes and each of such subsidiaries granted a security interest in all of its assets to the holders of the 6% Convertible Notes to secure all obligations of the Company under the 6% Convertible Notes. In addition, each of such subsidiaries guaranteed the Company's obligations under the 6% Convertible Notes. Approximately $2.6 million of the gross proceeds from the Fourth Tranche was deposited into a lockbox account over which the holders of the 6% Convertible Notes have a first priority security interest. The Company may withdraw funds from such account to purchase inventory for FIN Branding Group, LLC and Hardwire Acquisition Company with the prior consent of the holders of the 6% Convertible Notes.

Certain Covenants. The Company has agreed, subject to certain limited exceptions, not to, and to cause each of VCIG LLC, Must Have Limited, FIN Branding Group, LLC and Hardwire Acquisition Company (collectively, the “Subsidiaries”) not to, (i) pay any dividend on or repurchase any of its capital stock or rights to purchase capital stock or repay or purchase any subordinated debt, (ii) repay any principal under any indebtedness other than with net proceeds from the sale of equity securities of the Company or (iii) pledge any of its assets. The Company also agreed, subject to certain limited exceptions, (i) not to cause or permit any of the Subsidiaries to incur any debt or guarantee any indebtedness or to transfer any of its assets or issue or sell any equity interests and (ii) not to take any action, or fail to take any action, that could materially diminish the business of any of the Subsidiaries or divert the business of any of the Subsidiaries to any other person. The Company has also agreed to cause its subsidiary VIP to maintain a minimum EBITDA of $900,000 each month.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

Events of Default. The 6% Convertible Notes include the following events of default, among others: (i) a default in the payment of interest or principal when due, which default, in the case of an interest payment, is not cured within three trading days; (ii) failure to comply with any other covenant or agreement contained in the notes after an applicable cure period; (iii) the occurrence of any default under, redemption of, or acceleration prior to the maturity of any indebtedness (but excluding any indebtedness arising out of the 6% Convertible Notes) (after giving effect to any applicable cure period) of the Company or its subsidiaries; (iv) failure to pay any other obligation of the Company that exceeds $50,000 and causes such obligation to become due and payable earlier that would otherwise become due; (v) the Company or any Significant Subsidiary (as such term is defined in Rule 1-02(w) of Regulation S-X) shall be subject to a bankruptcy or liquidation event; (vi) a judgment for payment of money exceeding $100,000 in the case of VIP and exceeding $1,000,000 in the case of the Company and any of its subsidiaries (other than VIP) remains unvacated, unbonded or unstayed for a period of 30 calendar days; (vii) our common stock is not be eligible for listing on a national exchange or the OTC Bulletin Board; or (viii) failure to have any registration statement declared effective, or the lapsing of such registration statement, by certain deadlines pursuant to the registration rights agreement entered into between the note holders of the 6% Convertible Notes and the Company.

If any event of default occurs, the outstanding principal amount of the notes, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash in the sum of (a) 110% of the outstanding principal amount of the notes and accrued and unpaid interest thereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the notes. After the occurrence of any event of default that results in the acceleration of the notes, the interest on the note shall accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law.

4% Convertible Notes

Overview. On May 30, 2014, the Company completed a private offering for total net proceeds to the Company of $2,000,000 after deducting placement agent fees and other expenses, which proceeds the Company used for general working capital. Pursuant to a securities purchase agreement with the purchaser, the Company issued to the purchaser $2,105,263 principal amount of 4% original issue discount convertible promissory notes (the "4% Convertible Notes"). Additionally, on May 30, 2014, the Company exchanged $3,625,000 principal amount of FIN Promissory Notes plus $375,000 of accrued interest with a holder of a portion of our FIN Promissory Notes, for $4,210,526 principal amount of another series of 4% original issue discount convertible promissory notes (the "Exchange Convertible Notes"). The 4% Convertible Notes are unsecured.

As of December 31, 2014, the principal balance, unamortized discount, and net carrying amount relating to the 4% convertible and exchanged notes are as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount
May convertible note	$1,281,376	$(243,568)	$1,037,808
May exchanged note	2,794,736	(557,369)	2,237,367
Totals	$4,076,112	$(800,937)	$3,275,175

Maturity and Interest. The 4% Convertible Notes and the Exchange Convertible Notes are due on November 30, 2015 less any amounts converted prior to the maturity date and accrue interest at a rate of 4% on the aggregate unconverted and outstanding principal amount payable in cash on a monthly basis. Beginning November 30, 2014, and continuing on each of the following twelve successive months thereafter, the Company are obligated to pay 1/13th of the face amount of the 4% Convertible Notes and accrued interest. Beginning August 30, 2014, and continuing on each of the following fifteen successive months thereafter, the Company are obligated to pay 1/16th of the face amount of the Exchange Convertible Note and accrued interest. In each case such payments shall, at the holder's option, be made in cash or, subject to the Company complying with certain conditions, be made in common stock. For a position of the notes, each share of common stock is ascribed a value that is equal to 75% of the lowest VWAP for the 20 consecutive trading days immediately prior to such payment date. For a portion of the notes each share of common stock is ascribed a value that is equal to 70% of the lowest VWAP for the 20 consecutive trading days immediately prior to such payment date. Such amortization payments in shares of common stock may be requested by the holders up to 12 trading days prior to the amortization payment due date.

Subsequent to year end, the discount to the VWAP was increased from 25% to 30%. In addition, the prepayment rate was increased by 5% of the sum of the outstanding principal and any remaining interest through maturity.

Conversion. The 4% Convertible Notes and the 4% Exchange Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 4% Convertible Notes or the 4% Exchange Convertible Notes shall equal: (i) the principal amount of the note to be converted (plus accrued interest and unpaid late charges, if any) divided by (ii) a conversion price of $90.00, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, subject to certain limited exceptions, if the Company issues any common stock or warrants or convertible debt entitling any person to acquire common stock at a per share purchase price that is less than the conversion price for the notes, such conversion price will be adjusted to that lower purchase price. As a result of the subsequent issuances of our convertible notes, warrants and shares of our common stock, as of December 31, 2014, the conversion price of the 4% Convertible Notes and the 4% Exchange Convertible Notes was $0.75 per share. During 2014, the noteholders exercised the conversion options to reduce principal payments by $1,976,518.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

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

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

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

12% Exchanged Notes

Overview. On February 28, 2014, the Company and its wholly owned subsidiary, VCIG LLC, issued $15,000,000 principal amount of promissory notes (the “FIN Promissory Notes”) in connection with our acquisition of FIN. On May 30, 2014, the Company issued 4% Exchange Convertible Notes in exchange for $3,625,000 of principal of the FIN Promissory Notes plus accrued interest. On July 17, 2014, the Company paid back $875,000 of principal of the FIN Promissory Notes plus accrued interest and issued 12% Convertible Notes in exchange for the remaining $10,500,000 of principal of the FIN Promissory Notes. As a result of this exchange, the FIN Promissory Notes were paid in full. The 12% original issue discount convertible promissory notes have an aggregate principal amount of $11,052,632 (the “12% Exchanged Notes”). The Company recognized a loss of $2,161,215 equal to the difference between the carrying value of the old promissory note and the fair value of the new promissory notes and warrants.

As of December 31, 2014, the principal balance, unamortized discount, and net carrying amount relating to the 12% Exchanged Notes are as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount
12 % Exchanged Notes	$7,345,428	$-	$7,345,428

Maturity and Interest. The 12% Exchanged Notes are due on January 17, 2016, less any amounts converted or repaid prior to the maturity date, and accrue interest at a rate of 12% on the aggregate unconverted and outstanding principal amount payable, at the holder’s option, in cash or common stock on a monthly basis. On November 17, 2014, the Company are obligated to pay 1/8th of the face amount of the 12% Exchanged Notes and accrued interest, and continuing on each of the following 14 successive months thereafter, the Company are obligated to pay 1/16th of the face amount of the 12% Exchanged Notes and accrued interest. At the holder’s option, the holder can request that our monthly payments be for 5/16th of the face amount of the 12% Exchanged Notes. In each case such payments shall, at the holder’s option, be made in cash or, subject to the Company complying with certain conditions, be made in common stock with each share of common stock being ascribed a value that is equal to 75% of the lowest VWAP for the 20 consecutive trading days immediately prior to such payment date. Such amortization payments in shares of common stock may be requested by the holders up to 12 trading days prior to the amortization payment due date.

Conversion. The 12% Exchanged Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 12% Exchanged Notes shall equal: (i) the principal amount of the Note to be converted (plus accrued interest and unpaid late charges, if any) divided by (ii) a conversion price of $97.50, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, subject to certain limited exceptions, if the Company issues any common stock or warrants or convertible debt entitling any person to acquire common stock at a per share purchase price that is less than the conversion price for the notes, such conversion price will be adjusted to that lower purchase price. Also, the conversion price of the notes will be adjusted if the closing bid price for the Company’s common stock on January 13, 2015 is below the conversion price, in which case the original conversion price will automatically adjust to 70% of the lowest VWAP in the 15 trading days prior to such date. As a result of the subsequent issuances of our convertible notes, warrants and shares of our common stock, as of December 31, 2014, the conversion price of the 12% Exchanged Notes was $0.75 per share. During 2014, the noteholders exercised the conversion options to reduce principal payments by $3,049,309.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

Prepayments and Redemptions. The 12% Exchanged Notes may be prepaid in whole or in part at any time upon ten days’ notice for 105% of the sum of the outstanding principal and accrued interest, subject to the Company complying with certain conditions. On or at any time within 30 days after the date our common stock is listed on either the New York Stock Exchange or a Nasdaq exchange, the holders can require the Company to redeem all or any part of the 12% Exchange Notes for an amount equal to the outstanding principal amount and interest multiplied by 105%.

Events of Default. The 12% Exchanged Notes include the following events of default, among others: (i) a default in the payment of interest or principal when due, which default, in the case of an interest payment, is not cured within three trading days; (ii) failure to comply with any other covenant or agreement contained in the notes after an applicable cure period; (iii) a default or event of default under any other material agreement not covered by clause (iv) below to which the Company is obligated (subject to any grace or cure period provided in the applicable agreement); (iv) failure to pay any other obligation of the Company that exceeds $50,000 and causes such obligation to become due and payable earlier that would otherwise become due; (v) the Company or any Significant Subsidiary (as such term is defined in Rule 1-02(w) of Regulation S-X) shall be subject to a bankruptcy or liquidation event; (vi) a judgment for payment of money exceeding $50,000 remains unvacated, unbonded or unstayed for a period of 45 calendar days; (vii) our common stock is not be eligible for listing on a national exchange or the OTC Bulletin Board; (viii) a Change of Control or Fundamental Transaction (as such terms are defined below) occurs, or the Company agrees to sell over 33% of its assets; or (ix) failure to file with the SEC any required reports under Section 13 or 15(d) of the Exchange Act.

If any event of default occurs, the outstanding principal amount of the notes, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash in the sum of (a) 125% of the outstanding principal amount of the notes and accrued and unpaid interest thereon, (b) all other amounts, costs, expenses and liquidated damages due in respect of the notes and (c) an amount in cash equal to all of the interest that, but for the default payment, would have accrued with respect to the applicable principal amount being so redeemed for the period commencing on the default payment date and ending on January 17, 2016. After the occurrence of any event of default that results in the acceleration of the notes, the interest rate on shall accrue at an interest rate equal to the lesser of 24% per annum, or the maximum rate permitted under applicable law. In addition, at any time after the occurrence of any event of default the holder may require the Company to, at such holder’s option, convert all or any part of the FIN July 2014 Convertible Exchange Notes into common stock at 55% of the lowest VWAP during the 30 trading day-period immediately prior to such conversion date.

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

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

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

Warrants. The warrants issued in the exchange are exercisable for a period of eighteen months from their issue dates. The exercise price with respect to the warrants is $150.00 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances, but do not contain any down-round ratchet provisions. The warrants issued in the offerings are exercisable for an aggregate of 53,846 shares of the Company’s common stock. The warrants are exercisable for a period of 18 months from their respective issue dates.

These warrants are considered liabilities and will be recorded at fair value each reporting period with adjustments recorded in the consolidated statements of operations and comprehensive loss.

December 12% Convertible Notes

Overview. From December 23, 2014, through December 29, 2014, the Company, completed a private offering of $1,052,632 principal amount 5% Original Issue Discount Convertible Promissory Notes (the “December 12% Convertible Notes”) with accredited investors for total net proceeds to the Company of $917,500. The investors also agreed to purchase up to an additional $2,000,000 of December 2014 Convertible Notes, if certain conditions and milestones were met. See Note 24 for subsequent events.

As of December 31, 2014, the principal balance, unamortized discount, and net carrying amount relating to the December 12% Convertible Notes are as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount
December 12% Convertible Notes	$1,052,632	$(126,033)	$926,599

Maturity and Interest. The December 12% Convertible Notes are due one year from the date of issuance, less any amounts converted or redeemed prior to the maturity date, and accrues interest at an annual rate of 12% on the aggregate unconverted and outstanding principal amount, payable in cash or, should the Company’s common stock be listed on a national exchange, in common stock, on the first day of each calendar month. Beginning on the third month after the original issue date and continuing on each of the following nine successive months thereafter, the Company are obligated to pay 1/10th of the face amount of the December 12% Convertible Notes and accrued interest, which, at the Company’s option, may be paid in cash or, subject to the Company complying with certain conditions, in common stock with each share of common stock being ascribed a value that is equal to 75% of the lowest VWAP for the 20 consecutive trading days immediately prior to such payment date.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

Conversion. The December 12% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the December 12% Convertible Notes shall equal: (i) the principal amount of the note to be converted divided by (ii) a conversion price of $2.10, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. If, on the day that is the six month anniversary from the original issue date, the closing bid price for the common stock is below conversion price, the conversion price will automatically adjust to 70% of the lowest VWAP in the 15 trading days prior to the six month anniversary. Additionally, should the Company issue any equity at, or should the exercise or conversion price of any previously issued option, warrant convertible security be adjusted to a purchase price that is less than the current Conversion Price, the Conversion Price will be adjusted to such lower purchase price, with certain limited exceptions. As a result of the subsequent issuances of our warrants, as of December 31, 2014, the conversion price of the December 12% Convertible Notes was $0.75 per share.

Prepayments and Redemptions. The December 12% Convertible Notes may be prepaid in whole or in part at any time upon ten (10) days written notice to the holders for 120% of outstanding principal and accrued interest. At any time, within thirty (30) days of the Company's common stock being listed on a national exchange, the holders of the December 12% Convertible Notes may "put" to the Company all or any part of the December 12% Convertible Notes, which the Company must purchase within ten (10) days of such notice for 105% the then outstanding principal amount and interest.

Right to Participate in Future Financings. For twelve (12) months from the execution of the securities purchase agreement, if the Company or any of its subsidiaries issue any securities subsequent to the issuance of the December 12% Convertible Notes, other than any issuance through a public underwritten offering or to an investor or a group of investors that already own common stock or any securities that entitle the holder thereof to acquire at any time our common stock, the holders shall have the right to participate in such subsequent financing in an amount up to 100% of the holder's subscription amount in the December 12% Convertible Notes on the same terms, conditions and price provided for in such subsequent financing.

VIP Seller Note

Overview. On April 22, 2014, the Company issued $11,000,000 principal amount of promissory notes (the “VIP Promissory Notes”) to the MHL Shareholders in connection with our acquisition of VIP. The VIP Promissory Notes become due at the earlier of (1) December 13, 2014, (2) the day the Company first trades it shares of a common stock on certain listed exchanges (including the NYSE Market, the Nasdaq Capital Market, the Nasdaq Global Select Market, the Nasdaq Global Market or the New York Stock Exchange) or (3) the Company completes an underwritten public offering of a minimum of $40 million (the “Maturity Date”). Beginning on August 21, 2014, the VIP Promissory Notes will accrue interest at a rate of 10% per annum. The Company may prepay the VIP Promissory Notes at any time without penalty.

Collateral. As security for all of the Company’s obligations under the VIP Promissory Notes and related documents executed in connection with the acquisition: (i) the Company granted a guarantee in favor of the holders of the VIP Promissory Notes supported by a second priority security interest in all of VIP’s assets and (ii) the Company granted such holders a second priority security interest in all of the shares owned by the Company in VIP following the acquisition of VIP.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

Mortgage Note

In September 2014, the Company purchased for $530,000 land and a building to house the Company’s operations and executive office.  As a result of this purchase, the Company financed $430,572 of the purchase price (“Original Mortgage Note”).  The 8.5% Original Mortgage Note was due on December 31, 2014. The Original Mortgage Note was retired and replaced with a new $250,000 Mortgage Note as of December 31, 2014 with a maturity of December 31, 2019. The new $250,000 Mortgage Note has a variable interest rate of the prime rate plus 2.5% with the initial rate being 5.75%.

Demand Loans

During November and December 2014, the Company borrowed $1,270,000 from certain note holders. These notes were exchanged for convertible promissory notes in February 2015.

Cross Default

As of December 31, 2014, the Company was in default on the following instruments: 15% Convertible Notes; the 6% Convertible Notes; the 4% Convertible Notes: the VIP Seller Note and the 12% Exchanged Notes. The primary trigger for these defaults was cross default provisions in each note stemming from the inability of the Company to make interest payments on the 15% Convertible Notes at the end of November 2014. Given these cross default provisions, management has been active in seeking a resolution to cure the violations. These actions include refinancing of certain debt instruments and providing or negotiating viable options for the debt holders to convert on revised terms or sell to third parties. The existence of defaults does not affect the classification on the December 31, 2014 consolidated balance sheet of these obligations since they generally contain terms, such as no restrictions on voluntary rights held by the investor lenders to convert the obligations at their discretion at any time. As such, all borrowed debt as of December 31, 2014 is classified as current liabilities.

Warrants and Embedded Derivatives

Certain debt notes issued during 2014 included embedded compound derivatives and detachable common stock purchase warrants. The derivatives and warrants were bifurcated from the host, and are accounted for at fair value.  As of December 31, 2014, private placement debt transactions are as follows:

	Face	Carrying	Fair Value of	Fair Value of
	Amount	Amount	Derivatives	Warrants
15% Notes(JAN)	$9,704,901	$9,704,901	$8,042,708	$16,480,140
15% Notes(FEB)	15,750,000	13,239,107	12,955,844	23,433,000
6% Convertible Notes	10,906,703	10,906,703	6,912,271	n/a
4% Convertible Notes	4,076,112	3,275,175	3,626,840	n/a
12% Exchange Notes	7,345,428	7,345,428	7,147,985	10,960
December 12% Convertible Notes	1,052,632	926,599	1,084,211	n/a
Total	$48,835,776	$45,397,913	$39,769,859	$39,924,100

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

The compounded embedded derivatives reported as debt discounts and common stock warrant discounts are amortized to interest expense using the effective interest method over the remaining terms of the convertible notes. When holders of the convertible notes exercise their rights to convert to common stock, the rate of amortization is accelerated by expensing any unamortized discount associated with the converted debt. Amortization of the convertible debt discount for 2014 is summarized as follows:

Balance at beginning of year	$-

Original face value discount through issuance of convertible notes	4,639,157
Original convertible debt discount through issuance of common stock warrants	15,311,892
Original convertible debt discount through compound embedded derivative	18,340,894
Total convertible note discounts originated during the year	38,291,943

Less discount amortization on convertible debt	(26,074,154)
Less accelerated discount amortization on convertible debt	(3,136,191)
Less extinguishment of debt	(5,643,735)

Balance at end of year	$3,437,863

February 2014 Convertible Notes Discount, May 2014 Convertible Note Discount and December 12% Convertible Note Discount will be fully amortized in February 2015, November 2015 and December 2015, respectively.

Interest Expense

Interest expense for the years ended December 31, 2014, 2013, and 2012 is as follows:

	Years Ended December 31,
	2014	2013	2012
Accretion of and interest on convertible notes	$38,128,544	$-	$-
FIN July 2014 Convertible Exchange Notes	757,136	-	-
FIN Penalty Shares	3,224,813	-	-
Other	2,025,502	1,804,710	30,140
	$44,135,995	$1,804,710	$30,140

The payment of 800,000 penalty shares during 2014 is consideration exchanged due to late repayment of the FIN Promissory Notes.

10. Equity

During 2014, the Company issued common stock and over-allotment rights.  At issuance the proceeds were allocated based upon the fair value of the warrants.  As of and for the year ended December 31, 2014, amounts related to these transactions are as follows:

			December 31, 2014
			Fair Value of
	Common	Equity	Warrants and Over-
	Stock	Proceeds	Allotment Rights
April 30, 2014	32,205	$2,431,561	$1,152,054
June 19, 2014	9,361	734,129	336,267
July 16, 2014	211,890	6,477,036	324,678
July 16, 2014	12,367	1,044,892	455,342
Total	265,823	$10,687,618	$2,268,341

The Units Offerings

On April 30, 2014, June 19, 2014 and July 16, 2014, the Company completed “best efforts” private offerings of 53,933 units, each unit consisting of (i) one share of our common stock and (ii) a warrant to purchase 1/4 share of our common stock, or a total of 53,933 shares of our common stock and warrants to purchase 13,483 shares of our common stock, at a price of $97.50 per unit to accredited investors for total net proceeds to the Company of $4,732,623 after deducting placement agent fees and other expenses.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

Warrants. The warrants issued in these offerings are exercisable for a period of five years from their issue dates. The exercise price with respect to the warrants is $97.50 per full share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, the exercise price of the warrants will be adjusted should the Company issue any equity or convertible debt at a purchase price that is less than their current exercise price for two years following the respective issuance date, with certain limited exceptions. Pursuant to the adjustment provision contained in the warrants, as a result of the subsequent issuances of our convertible notes, warrants and shares of our common, as of December 31, 2014, the exercise price of the warrants adjusted to $0.75 per share and the number of shares issuable upon exercise of the warrants increased to 1,752,781 shares of common stock. The fair value of the warrants was based on a binomial model with the following assumptions: risk free interest rate - 1.72%, volatility - 36%, expected term - 5 years, expected dividends- N/A. The Company accounts for the warrants to purchase 3,092 shares of common stock as a liability remeasured at fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations.

The Equity Offering

Overview. On July 15, 2014, the Company completed a private offering of shares of our common stock with Man FinCo Limited, a company incorporated as an offshore company under the regulations of the Jebel Ali Free Zone Authority (“Man FinCo”), for total net proceeds to the Company of $20,000,000. In the offering, the Company issued 197,531 shares of our common stock at a purchase price of $101.25 per share or $20,000,000 in the aggregate. The Company paid placement agent fees and other expenses in the form of 14,359 shares of Common Stock and warrants to acquire 7,901 shares of Common Stock at an exercise price of $101.25 per share. Pursuant to our agreement with Man FinCo, the Company agreed that if the Company sold shares of Common Stock in a public offering at a price of less than $119.10, then the Company would issue to Man FinCo such additional number of shares of Common Stock equal to (i) $20,000,000 divided by the public offering price multiplied by 0.85 (the “Reset Price”) (ii) less any shares initially issued to Man FinCo. Additionally, the Company granted to Man FinCo an option to purchase an additional number of shares of Common Stock as is derived by dividing $40,000,000 by the lower of $101.25 and the Reset Price. Man FinCo may exercise the option in whole or in part at any time prior to the first anniversary of the closing date of the initial purchase. In the event that Man FinCo does not exercise the option in whole or in part prior to such first anniversary, the option shall remain exercisable in whole or in part until the second anniversary of the closing date of the initial purchase, but only for half the number of additional shares. The fair value of the option was based on a binomial model with the following assumptions: risk free interest rate - 1.74%, volatility - 37%, expected term - 5 years, expected dividends- N/A. The Company recorded a $13.5 million derivative liability in connection with this option. The Company accounts for the option as a liability measured at fair value based on its nature as a free-standing instrument with variability in both the exercise price and shares to be issued. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations.

Voting Agreement. Man FinCo has the ability to designate a director to the Company’s board of directors either within six months from July 15, 2014 or within six months of the date Man FinCo exercises its option to purchase additional shares. If Man FinCo does not designate a director or if there is a vacancy in such director position, then Man FinCo may appoint a board observer whom the Company shall invite to attend all board meeting in a non-voting capacity. Brent Willis, Marc Hardgrove and William Fields have agreed to vote any and all of their shares for the election of any director designated by Man FinCo. The voting agreement will remain in effect until Man FinCo holds fewer than 19,753 shares. Man FinCo did not designate a director in the initial six month period ending January 15, 2015.

11.	RELATED PARTY TRANSACTIONS

The Company, through the acquisition of Vapestick, became a party to a distribution agreement with MPL Ltd. (“MPL”). Under the terms of the agreement, MPL is licensed to act as the manufacturer, importer and distributor for Vapestick products for specified retailers in return for a royalty payment. Either party may terminate the agreement after January 1, 2016 on six months prior notice and the satisfaction of certain conditions. The Chief Executive Officer of MPL is related to the Company’s President-International. Royalties for the years ended December 31, 2014 and 2013 were approximately $482,000 and $0, respectively.

Logistical and service support is provided by Versatile Wood Specialties (“Versatile”) and is owned by a relative of the President. Services have been benchmarked against other providers to ensure the costs are competitive. The relationship began in early 2014 and continues still today. There is no formal signed agreement in place. Services provided by Versatile in 2014 and 2013 totaled $532,000 and $0 respectively.

Triangle Fulfillment EU dba Snap Networks provides marketing and logistics support and is wholly owned by the Director of Hardwire. This relationship was established prior to the entity being acquired and continues still today. Services in 2014 and 2013 were $31,000 and $0 respectively.

Triangle Holdings Limited Hong Kong provides marketing and logistics support and is wholly owned by the Director of Hardwire. This relationship was established prior to the entity being acquired and continues still today. Services in 2014 and 2013 were $577,000 and $0 respectively.

Triangle Fulfillment provides marketing and logistics support and is wholly owned by the Director of Hardwire. This relationship was established prior to the entity being acquired and continues still today. Services in 2014 and 2013 were $393,000 and $0 respectively.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

The Company, through the acquisition of Vapestick, became a party to a supplier agreement with Internet Marketing Hub Ltd. (“IMH”). Under the terms of the agreement, IMH provides the labor and expertise for the design, development and maintenance, including search engine optimization for internet marketing on the websites: www.vapestick.co.uk and www.electroniccigarettedirect.co.uk. The Company’s President-International is a 50% owner of IMH. Pursuant to the terms of the agreement Vapestick will pay £15,000 ($23,367 as of December 31, 2014) for each month during which the agreement continues, and will pay an additional £10,000 ($15,578 as of December 31, 2014) per month for each month during the whole of which the Vapestick website is found at all times on page 1 of Google UK’s organic search listings, following a search of Google UK only, using only the key phrase “electronic cigarette”. Total costs incurred under this agreement were approximately $271,000 and $0 for the years months ended December 31, 2014 and 2013, respectively.

On December 30, 2013, the Company entered into a comprehensive partnership agreement with Fields Texas Limited LLC’s affiliate, E-Cig Acquisition Company LLC (“Fields Texas”), which is partially owned by one of the Company’s directors. Pursuant to the agreement, if Fields Texas facilitates a merger or acquisition, strategic partnership, joint venture, licensing or similar transaction, we will pay Fields Texas a one-time fee equal to 5% of the purchase price paid in the same form of consideration as used in the transaction. For the year ended December 31, 2014, amounts due under this agreement included a $200,000 development fee and $500,000 related to the acquisition of FIN of which all amounts have been paid.

On April 28, 2014, the Company entered into an Advisory Agreement with Fields Texas Limited LLC (“FTX”), which is owned by one of the Company’s directors. According to the Advisory Agreement, in the event FTX provides advice related to operational, strategic and synergistic considerations associated with a merger or acquisition which is closed by the Company, which Fields Texas is not receiving a 5% facilitation fee for, the Company shall pay FTX a fee equal to three percent (3%) of the total purchase price paid. The agreement was terminated on September 4, 2014. During 2014, the Company recorded an expense of $600,000 related to this agreement.

On November 3, 2014, there was a cashless exercise of 23,341 warrants to receive 15,241 common shares. On November 25, 2014, a warrant holder entered into a warrant exchange agreement with the Company, whereupon he exchanged certain warrants and for 37,861 shares. On December 31, 2014, another warrant holder amended his Director warrants so that the exercise price would be $0.75 (for the 6,667 warrants) and certain adjustment provisions would be removed. Also, on December 31, 2014, Fields Texas entered into a warrant exchange agreement with the Company, where upon it exchanged certain warrants for warrants to purchase 2,000,000 shares at an exercise price of $0.75. The exercise price in subject to adjustment, if at any time after December 31, 2015, there is no effective registration statement registering, or no current prospectus available for, the resale of the warrant shares by the holder. These warrants contain adjustment provision for subsequent stock dividends and splits, rights offerings, pro-rata distributions, and fundamental transactions. These transactions were entered into with a then director who was an influential shareholder. Management determined that this individual (William Fields and affiliates) surrendered rights that were significantly greater in value than the consideration he received. The excess consideration received by the Company in the form of warrant values extinguished approximates $43 million, which in substance is deemed a capital contribution to the Company.

Warrants outstanding as of December 31, 2014 include the following:

	Original Issue Warrants	Warrant Liability	Loss on fair value adjustment for the year ended December 31, 2014
December 31, 2013	471,667	$16,600,500	$(71,506,802)
Issued:
Advisory services	33,333	3,445,000	(3,851,000)
Advisory services	4,600	110,400	-
Advisory services	2,000,000	2,233,200	-
Anti-dilution adjustment:
Advisory services	86,171,650	-	-
Exercised:
April 2014	(23,250)	(3,118,313)	-
December 2014	(23,341)	(1,130,375)	-
Cancelled:
Advisory services	(39,978,363)	(43,488,463)	-
Advisory services	(3,333,333)	(3,648,000)	-
Advisory services	(4,600)	(110,400)	-
Mark-to-market adjustment		75,357,802
December 31, 2014	45,318,363	$46,251,351	$(75,357,802)

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

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

The Company incurred approximately $425,000 in expenses for various services received from Triangle during the year ended December 31, 2014. An executive at the Company also has an ownership interest in Triangle.

12.	STOCK BASED COMPENSATION

Stock options

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

The weighted-average grant-date fair value of options granted during the years ended December 31, 2014 and 2013 was $77.25 and $7.05, respectively.

On August 19, 2014, a consultant was granted 140,000 stock options exercisable for common shares of the Company expiring December 31, 2015 and immediately vested. The fair value of the award amounted to $2,058,000 and was based on a Black-Scholes option pricing model with the following assumptions: risk free interest rate – 1.59%, volatility – 37%, expected term – 5 years, expected dividends – N/A.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
Stock Options	Shares	Price	(In Years)	Value
Balance at December 31, 2012	-	$-		$-
Granted	635,000	7.02
Forfeited	(133,333)	3.75
Balance at December 31, 2013	501,667	0.53	5.50	$59,367,000
Granted	140,000	77.25
Exercised	(33,333)	3.75
Forfeited	(68,333)	6.97
Balance at December 31, 2014	540,000	$26.10	3.78	$-
Vested and exercisable at December 31, 2014	540,000	$26.10	3.78	$-

Total stock based compensation expense for the year ended December 31, 2014, 2013, and 2012 was $7,129,000, $435,000 and $0, respectively.  As of December 31, 2013, there was $130,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost was recognized during 2014.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

Restricted stock

On July 1, 2014, James P. McCormick, our Chief Financial Officer at that time, was granted 66,667 restricted shares of the Company. The fair value of the award amounted to $6,383,000 and was based upon the closing price of the Company’s stock on the date of grant taking into account a 25% discount for lack of marketability. These restricted shares were originally scheduled to vest one third on October 31, 2014, one third on January 1, 2015 and one third on January 1, 2016. On October 29, 2014, the Company modified the terms of this award by extending the vesting dates as follows: one third on April 1, 2015, one third on January 1, 2016 and one third on April 1, 2016. Unrecognized stock compensation related to this grant amounted to $1,445,000 as of December 31, 2014. The Company determined this modification did not change the expectation that the award will ultimately vest. Therefore, the unrecognized stock based compensation cost on the date of the modification will be amortized on a straight line basis over the remaining expected term of this award.

13.	COMMITMENTS AND CONTINGENCIES

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with the applicable accounting literature. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. Certain insurance policies held by the Company may reduce the cash outflows with respect to an adverse outcome on certain of these litigation matters. The Company does not believe it is reasonably possible that any of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

14.	DISTRIBUTION AGREEMENT

On December 30, 2013, the Company entered into an Agreement (Related Party) whereby Fields Texas will act as the exclusive agent to secure sales and distribution agreements for the Company’s products with various retailers and distributors. Fields Texas will also support the Company’s acquisition, product development, marketing, pricing and promotional efforts.

Pursuant to the Agreement, the Company paid and recorded an expense of $200,000 related to a development fee and issued Fields Texas five-year warrants to purchase 465,000 shares of the Company’s common stock. The warrants have an original strike price of $135.75, and contain a provision which could reduce the strike price based on certain future events and are thus considered to be a liability. In addition, the Company will pay Fields Texas commissions on the net sales of their products sold.  Also, for every $10,000,000 in annual net sales realized, pursuant to the agreement , up to $100,000,000, the Company will issue Fields Texas additional five-year warrants to purchase 35,333 shares of common stock at an exercise price equal to the closing price on the date the warrants are issued.

For a merger or acquisition, strategic partnership, joint venture, licensing or similar transaction that Fields Texas facilitates, Victory will pay a one-time fee of 5% of proceeds. The term of the Agreement is for three years and will automatically be renewed for successive periods upon achieving annual net sales targets.

As a result of this Agreement, a liability has been recorded at December 31, 2013 with the related expense recorded in advisory agreement warrants in the accompanying consolidated statements of operations and comprehensive income . The warrants were valued at the balance sheet date using a binomial pricing model based on the terms of the warrant agreement.

In order to calculate the fair value of the warrants, certain assumptions are made regarding components of the model including the estimated fair value of the underlying common stock, risk-free interest rate and volatility. Changes to the assumptions could cause significant adjustments to the valuation.   At December 31, 2013, the assumptions are as follows:

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

Fair value of common shares	$108.60

Term (years)	5

Term-matched risk-free interest rate	1.74%

Term-matched stock volatility	40.00%

Exercise price	$135.75

The risk-free interest rate is based on the yield of U.S. treasury bonds over the expected term. The expected stock volatility is based on historical common stock prices for comparable publicly traded companies over a period commensurate with the life of the instrument.

15.	WARRANTS

Warrants outstanding as of December 31, 2014 include the following:

	Grant Date	Number of Warrants on Grant Date	Initial Fair Value	Exercise Price	Number of Warrants Outstanding	Fair Value

January Private Placements:	January 7, 2014	108,000	$5,751,000	$75.00	10,800,000	$11,787,120
	January 14, 2014	23,000	1,449,000	75.00	2,300,000	2,510,220
	January 31, 2014	20,000	1,671,000	75.00	2,000,000	2,182,800

February Private Placements	February 28, 2014	214,000	22,116,900	75.00	21,400,000	23,433,000
Exchanged Notes	July 17, 2014	53,846	129,230	150.00	3,590	10,960

Unit Offerings:
	April 30, 2014	8,051	394,911	97.50	1,046,656	1,152,054
	June 19, 2014	2,340	87,404	97.50	304,217	336,267
	July 16, 2014	7,901	248,890	101.25	7,901	3,559
	July 16, 2014	8,552	89,484	97.50	1,111,699	919,412
Advisory Services:
	December 27, 2013	465,000	16,600,500	135.75	39,978,363	43,488,463
	December 31, 2013	6,667	-	135.75	6,667	7,255
	February 28, 2014	25,550	2,640,593	75.00	2,555,000	2,795,426
	February 28, 2014	33,333	3,445,000	150.00	3,333,333	3,648,000
	April 1, 2014	93,722	3,655,166	90.00	11,246,664	12,343,776
	April 22, 2014	5,698	175,228	135.00	1,025,724	1,128,091
	April 22, 2014	4,600	110,400	135.00	-	-
	May 16, 2014	61,200	2,423,520	90.00	7,344,000	8,094,557
	May 30, 2014	124	74,200	90.00	224,000	247,229
	June 3, 2014	4,603	171,234	97.50	598,399	660,722
	August 1, 2014	46,667	434,000	100.20	6,234,667	6,915,804
	December 31, 2014	2,000,000	2,555,400	0.75	2,000,000	2,233,200

		3,192,854	$64,223,060		113,520,880	$123,897,915

[a]	Overallotment Rights are not in Warrant Liability as of December 31, 2014. Overallotment Rights are included in Deriviative Liability.

A summary of changes in our warrants for the year ended December 31, 2014 is as follows:

	Warrants	Warrant Liability	Loss recognized on fair value adjustment for the year ended December 31, 2014
December 31, 2013	471,667	$16,600,500	(71,506,802)

Issued:
Fields Texas and FTX	2,037,933	5,788,600	(3,851,000)
Other advisory warrants	3,569,283	28,319,464	(23,158,399)
Private Placements	27,923	31,117,131	(8,806,969)
Warrants issue with common stock	1,790	771,551	(1,175,671)

Antidilution Adjustment	151,427,441

Exercised:
Fields Texas and FTX	(698,861)	(4,248,688)

Cancelled:
Fields Texas and FTX	(43,316,296)	(47,246,863)	(110,400)

Mark-to-market adjustment		109,396,720

December 31, 2014	113,520,880	$123,897,915	$(108,609,241)

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

Included in Note 19 are the fair value adjustments related to the advisory agreement warrants, the warrants issued in connection with the 2014 Private Placements and the warrants issued to William Fields as follows:

Advisory agreement warrants	$82,026,592
Warrants issued with private placements	39,924,100

$121,950,692

A binomial model is used to compute the fair value of the warrants. In order to calculate the fair value of the warrants, certain assumptions are made regarding components of the model. As of December 31, 2014, significant assumptions include the risk-free interest rate ranging from 0.14% to 1.65% and volatility of 140%. Changes to the assumptions could cause significant adjustments to the valuation.

The risk-free interest rate is based on the yield of U.S. treasury bonds over the expected term. The expected share price volatility is based on historical common stock prices for comparable publicly traded companies over a period commensurate with the life of the instrument.

16.	EARNINGS PER SHARE

The following table represents a reconciliation of basic and diluted earnings per share:

	Years Ended December 31,
	2014	2013	2012
Net loss used in the computation of basic and diluted earnings per share	$(381,574,958)	$(20,706,448)	$(478,170)

Weighted average shares outstanding - basic and diluted	5,222,827	2,858,094	2,166,667

Per Share Data:
Basic
Net income (loss)	$(73.06)	$(7.24)	$(0.22)
Diluted
Net income (loss)	$(73.06)	$(7.24)	$(0.22)

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be antidilutive. Common stock equivalents, that were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented, are as follows:

	Years Ended December 31,
	2014	2013	2012
Stock Options	540,000	484,644	-
Warrants	113,621,140	51,695	-
Convertible debt	64,575,762	113,333	-
Total antidilutive common stock equivalents excluded from dilutive earnings per share	178,736,902	649,672	-

17.	INCOME TAXES

The income tax benefit recognized for the year ended December 31, 2014 results from the following:

US Taxes
Federal - Deferred	(67,904,637)
State - Deferred	(17,246,920)

Foreign
Federal - Current	1,639,408
Federal - Deferred	(1,833,864)
Change in Valuation Allowance	63,807,415
$(21,538,598)

Due to the Company’s loss and the valuation allowance related to the resulting tax benefit, there was no domestic income tax expense or benefit recognized for the years ended December 31, 2013, and 2012.

The reconciliation between the effective tax rate and the statutory rate is as follows:

	Years Ended December 31,
	2014	2013	2012
US Federal statutory income tax rate	35.00%	35.00%	0.00%
State staxes	2.91	-0.27	0.00
Permanent non-deductible items	-0.66	0.00	0.00
Goodwill impairment	-7.13	0.00	0.00
Difference between Federal and Foreign Tax Rate	-1.20	0.00	0.00
Effect of valuation allowance	-21.12	-34.89	0.00
Other	-2.37	0.16	0.00
Effective income tax rate	5.43%	0.00%	0.00%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the deferred income tax asset (liability) are as follows:

	Years Ended December 31,
	2014	2013	2012
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$15,050,371	$921,499	$-
Stock compensation	2,647,482	123,782	-
Derivative liability	57,871,418	6,133,885	-
Tax credits	3,000,000	-	-
Other	1,184,572	-	-
Deferred tax liabilities:
Intangible assets	(11,677,612)	-	-
Undistributed earnings of foreign subsidiary	(1,400,000)	-	-
Original issue discount on debt instruments	(1,102,429)	-	-
Basis difference in fixed assets	(1,429)	(1,429)	-
Other	-	-	-
Net deferred tax assets	65,572,373	7,177,737	-
Valuation allowance	(70,985,152)	(7,177,737)	-
Total deferred tax assets	$(5,412,779)	$-	$-

The Company has net operating loss carryforwards for federal purposes of $41,039,022 and $3,486,331 for the years ended December 31, 2014 and 2013; respectively. The losses will begin expiring in 2033. The Company has varying amounts of state net operating losses. Additionally, the Company has approximately $3,433,563 of foreign net operating losses, and approximately $3,000,000 of U.S. foreign tax credits.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

In assessing the possible realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In making this assessment, management did not believe that it was more likely than not that the Company will realize the benefits of the net deferred tax assets as of December 31, 2014.  This determination was based on cumulative net losses as of the balance sheet date.

In 2014, the Company completed the acquisitions of FIN, Vapestick, VIP, and Hardwire. During 2014, certain measurement-period adjustments were made with respect to certain deferred tax liabilities that were identified to exist on the acquisition date for each of these acquisitions. As a result, deferred tax liabilities have been recorded for the identifiable intangibles acquired in these acquisitions as the amounts are non-deductible for income tax. Goodwill and deferred tax liabilities were both increased by $33,964,158 during 2014 as a result of these measurement-period adjustments. The Company has also recognized deferred tax assets of $8,908,900 primarily related to net operating losses and mark to market adjustments on the Company’s warrants and derivatives, which offset the deferred tax liabilities. After subsequent realization of deferred tax liabilities from our acquisitions, the Company had a net long-term deferred tax liability of $5,412,779 as of December 31, 2014.

During 2014, there was no change to total gross unrecognized tax benefit. Management believes that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting.

The Company quarterly evaluates the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of its net deferred tax assets is based on its belief that it is more likely than not that it will be unable to realize some of these deferred tax assets, primarily as a result of losses incurred during its limited history. As a result of this analysis, the Company projects that approximately $10.8 million of its deferred tax assets will not be realizable.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expenses. To the extent accrued interest and penalties do not ultimately  become payable, amounts accrued will be reduced and reflected  as a reduction  of the overall income tax provision in the period that such determination  is made. There was no interest or penalties related to income tax matters for the years ended December 31, 2014, 2013 and 2012. The Company does not have any open years for audit as of December 31, 2014.

18.	GOODWILL AND IDENTIFIABLE INTANGIBLES

During 2014, we completed the acquisitions of Vapestick, FIN, VIP, and Hardwire. As a result of these acquisitions, we recorded goodwill and certain other identifiable intangible assets. A summary of changes in our goodwill and other intangible assets for the year ended December 31, 2014 is as follows:

Goodwill/Intangibles	Net Balance as of December 31, 2013	Additions	Translation Adjustment	Valuation loss on Impairment	Periodic Amortization	Net Balance as of December 31, 2014
Goodwill	$-	$154,481,534	$(3,431,634)	$(94,391,443)	$-	$56,658,457
Tradenames	-	44,036,000	(1,189,973)	(14,678,050)	(2,545,161)	21,832,502
Customer Relationships	-	71,318,000	(1,269,386)	(35,288,000)	(7,103,898)	31,447,030
Domain Name and Website	-	1,235,000	(93,286)	-	(83,729)	1,057,985
Non-Compete Agreements	-	420,000	-	-	(64,438)	355,562
	$-	$271,490,534	$(5,984,279)	$(144,357,493)	$(9,797,226)	$111,351,536

Amortization expenses for the 5 years following December 31, 2014 are approximately as follows: $8,500,000, $7,100,000, $5,400,000, $5,300,000 and $4,500,000.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

Impairment

We incurred a $94.4 million loss on impairment of goodwill in 2014. When estimating the fair value of goodwill, we make assumptions regarding revenue growth rates, operating cash flow margins and discount rates. These assumptions require substantial judgment as we operate in a high growth industry and have recently acquired our reporting units.

We consider company specific factors including customers, new products and demand patterns as well as industry information to arrive at these estimates. As of December 31, 2014, we have utilized a 17.5% to 20.0% range of discount rates in determining the loss on impairment. In calculating the discount rate, we considered estimates of the long-term mean market return, industry beta, corporate borrowing rate, average industry debt to capital ratio, average industry equity capital ratio, risk free rate and the tax rate.

We also identified and recognized an impairment loss of approximately $50 million on our identifiable intangibles in 2014.

19.	FAIR VALUE MEASUREMENTS

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

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

The Company has various processes and controls in place to attempt to ensure that fair value is reasonably estimated. A model validation policy governs the use and control of valuation models used to estimate fair value. The Company performs due diligence procedures over third-party pricing service providers in order to support their use in the valuation process. Where market information is not available to support internal valuations, independent reviews of the valuations are performed and any material exposures are evaluated through a management review process.

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following is a description of the valuation methodologies used for complex financial instruments measured at fair value:

Warrant liability

The Company utilizes a binomial model to derive the estimated fair value of warrants that are classified as liabilities. Key inputs into the model include a discount for lack of marketability on the stock price, expected share price volatility, and a risk-free interest rate.

In order to calculate the fair value of our warrants, certain underlying assumptions are made regarding components of the model. As of December 31, 2014, significant assumptions include the estimated $3.66 fair value of the underlying common stock, the risk-free interest rate ranging from 1.53% to 1.74% and share price volatility of 37%. Changes to the assumptions could cause significant adjustments to the valuation.

The fair value of the underlying common stock was determined based on the traded price of the Company’s stock with a marketability discount of 25%. The risk-free interest rate is based on the yield of U.S. treasury bonds over the expected term. The expected share price volatility is based on historical common stock prices for comparable publicly traded companies over a period commensurate with the expected term of the instrument.

Derivatives

Derivatives consisting of complex embedded features pursuant in our debt financings, are valued using a binomial option pricing model. Key inputs into the model include a discount for lack of marketability on the stock price, expected share price volatility, and a risk-free interest rate. Any significant changes to these inputs illegible or other assumptions would have a significant impact on estimated fair value.

Assets and liabilities measured at fair value as of December 31, 2014 and 2013 are summarized as follows:

	December 31, 2014
Recurring fair value measurements	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant Liability	$123,897,915	$-	$-	$123,897,915
Derivative Liability	$40,090,977	$-	$-	$40,090,977
Total Liabilities	$163,988,892	$-	$-	$163,988,892

	December 31, 2013
Recurring fair value measurements	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant Liability	$-	$-	$-	$16,600,500

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Total	Warrant Liability	Derivatives
Balance, January 1, 2014	$16,600,500	$16,600,500	$-
Current activity and issuances	147,388,392	107,297,415	40,090,977
Balance, December 31, 2014	$163,988,892	$123,897,915	$40,090,977

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Total	Warrant Liability	Derivatives
Balance, January 1, 2013	$-	$-	$-
Current activity and issuances	16,600,500	16,600,500	-
Balance, December 31, 2013	$16,600,500	$16,600,500	$-

20.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2014 and 2013, accounts payable and accrued expenses are as follows:

	December 31, 2014	December 31, 2013
Accounts payable	$10,599,461	$137,919
VIP earnout	5,000,000	-
Accrued interest	2,945,186	-
Other accrued expenses	3,866,794	168,281
	$22,411,444	$306,200

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

21.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly statements of earnings (loss) for the years ended December 31, 2014 and 2013:

2014	March	June	September	December	Year
Revenues	4,138,540.00	11,287,723.00	15,901,907.00	12,147,609.00	43,475,779.00
(Loss) earnings before income taxes	(86,411,460.00)	(24,903,965.00)	45,171,054.00	(336,969,185.00)	(403,113,556.00)
Net (loss) earnings	(86,411,460.00)	(367,138.00)	41,415,402.00	(336,211,762.00)	(381,574,958.00)
Net (loss) earnings per share:
Basic	$(20.38)	$(0.07)	$7.65	$(64.37)	$(73.06)
Diluted	$(20.38)	$(0.07)	$6.15	$(64.37)	$(73.06)

Fourth Quarter Adjustments:

During the fourth quarter of 2014, certain events, transactions and economic circumstances resulted in significant adjustments that affected our reported net loss which are summarized as follows:

Approximate Amounts (Millions)
Operating results:
Impairment losses on goodwill and other intangible assets primarily in connection with FIN and Vapestick reporting units	$135.4
Sales returns, allowances and other customer concessions, credits and price adjustments in connection with FIN acquisition	3.4
Inventory write-downs and disposition	5.2
$144.0

Non-operating results:
Fair value adjustments to warrant and derivative liabilities	$160.0

Operating Expenses

Management believes none of the operating expense amounts are reasonably attributable to previous quarters because the underlying economic factors were not identifiable until the fourth quarter, including declines in the Company’s common stock values which are a significant factor in determining the valuation estimates related to impairment losses and which are an inherent input to the models used to mark-to-market the warrant and embedded derivative liabilities. Because of the significant numbers of warrants and derivatives we have issued in connection with our convertible debt financings, our financial performance has been, and will continue to be, subject to relatively high levels of volatility.

Sales Returns, Allowances and Other Customer Concessions

The e-cigarette segment experienced dramatic change in the United States over the last year. This included the shift in consumer preference from first generation “cigalike” products to vaping products such as refillable liquid and closed vaping systems. As a result, the Company worked with its retail trade partners via pricing incentives, promotional activities and other efforts to facilitate the sales of these slower moving products. The costs associated with these activities amounted to $3.4 million in the fourth quarter.

Inventory Write-Downs and Disposition

The Company entered into an agreement to exchange older slow moving inventory with a third party for media credits which could be used to promote ECIG products. The inventory exchanged for media had a carrying value of approximately $4.5 million. In addition, the Company wrote down $700 thousand in slow moving products not included in the exchange agreement.

22.	LEASES

Our corporate headquarters is located at 14200 Ironwood Drive, Grand Rapids, Michigan 49534, which the Company purchased in September 2014 for a purchase price of $530,000. At closing the Company paid the seller $105,000 and financed $430,572 of the purchase price through an 8.5% Mortgage Note (“Original Mortgage Note”), which was due at December 31, 2014 with accrued interest. The Original Mortgage Note was retired and replaced with a new $250,000 Mortgage Note as of December 31, 2014 with a maturity of December 31, 2019. The new $250,000 Mortgage Note has a variable interest rate of the prime rate plus 2.5% with the initial rate being 5.75%. The Company believes our new corporate offices are suitable and adequate to operate its business at this time and for the foreseeable future.

The Company’s subsidiary, Vapestick leases an area of approximately 3,100 square feet, in Borehamwood, Hertfordshire, England, for £5,727 per month ($9,210 as of December 31, 2014), with an option to terminate the lease after three years. The Company’s subsidiary, VIP, leases its corporate offices as well as a storage and distribution center, in Radcliffe, Manchester, England, at an annual rental rate of £13,420 ($20,935 as of December 31, 2014). This lease expires in November 2015. In October 2014, VIP entered into a new lease for its corporate offices as well as a storage and distribution center, in Radcliffe, Manchester, England, effective February 5, 2015, at an annual rental rate of £118,000 ($182,900 for 2015). This lease expires in February 2025 but has the option to break in February 2020.

VIP has 5 year leases on its retail outlets at Gateshead, Doncaster and Middleton. The former lease expires in August 2018 whilst the latter two leases expire in August 2019. All three of these leases contain tenant break option clauses. The rental levels of these leases are £26,000, $40,300, £38,500 $59,675 and £20,000 $31,000 respectively.

Period Ending December 31,	Amount
2015	$1,842,925
2016	521,378
2017	376,449
2018	355,667
2019	331,104
2020 and thereafter	937,258
Total	$4,364,781

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

23.	GOING CONCERN

These consolidated financial statements have been prepared assuming that the Company will be able to continue operating in the normal course of business as a going concern.

While operating in a dynamic and fast growing consumer goods segment, the Company has essentially grown from a level of net sales that were minimal to $37 million in less than two years via a combination of organic growth and expansion driven by multiple strategic business acquisitions completed during 2014. This level of business activity equates to approximately $80 million in annual revenue on a pro forma basis.  While there are rapidly changing dynamics in the industry and ECIG’s business, many aspects are performing well and overall the business opportunity is significant. Given the accelerating global demand for electronic cigarettes and vaping systems, we believe the Company is well positioned to benefit from, and take advantage of the attractive trends in this industry.

The Company has generated operating losses, had negative operating cash flows, and accumulated a net capital deficit. The lack of profitability thus far has resulted from significant one-time expenses associated with the acquisitions and a planned uplisting onto a more senior exchange in 2014. The pace of the acquisitions and complexity associated with the financing of the Company led to difficulties in fully integrating newly acquired business units, meeting As a result of these and other factors, the Company is in default of its debt obligations as of December 31, 2014 and capital resources may be insufficient to enable full execution of the global business plan in the near term. ongoing regulatory reporting requirements, and incremental costs and inefficiencies in financial reporting. As a result of these and other factors, the Company is in default of its debt obligations as of December 31, 2014 and capital resources may be insufficient to enable full execution of the global business plan in the near term.

Management’s plans to address liquidity issues include stabilizing the current financial condition by restructuring the balance sheet and securing new sources of capital. In addition, the Company is also improving cash flows and return on investment from operations through a number of key initiatives already underway, including:

•	SKU rationalization
•	Consolidated purchasing and increased scale
•	Improved and more diversified mix (channels, products, customers and markets)
•	Merging of certain of back-office operations
•	Improved management information systems (ERP)

The Company acknowledges that there is significant uncertainty about its ability to meet current funding requirements, financial obligations and commitments, and to refinance or repay various debt and other financial instruments. This ability is particularly contingent upon ongoing success in meeting periodic SEC filing requirements in a timely manner to ensure the availability in the marketplace of necessary public information about our business and prospects. While management believes and expects that it has or will generate adequate resources to continue operations in the normal course of business for the foreseeable future, there can be no assurance that it will ultimately be able to do so. These consolidated financial statements do not include any adjustments to the recoverability and valuation of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

24.	SUBSEQUENT EVENTS

Changes to Management and Board of Directors

On January 9, 2015, the Board of Directors (the “Board”) of the Company appointed Dan O’Neill as Executive Chairman of the Company, which became effective March 16, 2015. Mr. O’Neill will perform the services and duties that are normally and customarily associated with the Executive Chairman position, as well as other associated duties as the Company’s Board reasonably determines. The Board also appointed Mr. O’Neill as a member of the Board effective March 4, 2015.

On January 9, 2015, Jim McCormick notified the Company that he would resign from his position as Chief Financial Officer of the Company, effective immediately. Mr. McCormick’s resignation was not as a result of any disagreement with the Company and he continues to be employed by the Company in other positions. On the same day, the Board appointed Phil Anderson as the Chief Financial Officer of the Company. Mr. Anderson will perform the services and duties that are normally and customarily associated with the Chief Financial Officer position as well as other associated duties as the Company’s Board or Executive Chairman reasonably determines.

In conjunction with the recent restructuring, the Company had requested that certain members of the board of directors submit their resignation. As such, on March 6, 2015, William R. Fields, Marc Hardgrove, Charles L. Jarvie, Howard Lefkowitz and Tim McClure each submitted a notice of resignation resigning as director to the Company effective upon receipt of such notice by the Company. The resignations were not as a result of any disagreements with the Company.

10% Convertible Notes

Overview. On January 14, 2015, the Company completed a private offering of $263,158 principal amount 5% Original Issue Discount Convertible Promissory Notes (the “10% Convertible Notes”) with accredited investors for total net proceeds to the Company of approximately $250,000 after deducting placement agent fees and other expenses. The investors also agreed to purchase up to an additional $250,000 of 10% Convertible Notes, if certain conditions and milestones were met. On February 4, 2015, the second tranche of $263,158 principal amount 10% Convertible Notes was purchased for total net proceeds to the Company of $250,000.

Maturity and Interest. The 10% Convertible Notes are due nine months from the date of issuance, less any amounts converted or redeemed prior to the maturity date, and accrue interest at an annual rate of 10% on the aggregate unconverted and outstanding principal amount, payable in cash or, should the Company’s common stock be listed on a national exchange, in common stock, on the first day of each calendar month. Beginning on the sixth month after the original issue date and continuing on each of the following three successive months thereafter, the Company is obligated to pay 1/4 of the face amount of the 10% Convertible Notes and accrued interest, which, at the Company’s option, may be paid in cash or, subject to the Company complying with certain conditions, in common stock with each share of common stock being converted at a price that is equal to 75% of the average of the two lowest traded prices of the Company’s common stock for the 20 consecutive trading days immediately prior to such payment date.

Conversion. The 10% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 10% Convertible Notes shall equal: (i) the principal amount of the Note to be converted divided by (ii) a conversion price of $2.10, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive protection issuances. Additionally, should the Company issue any equity at, or should the exercise or conversion price of any previously issued option, warrant convertible security be adjusted to a purchase price that is less than the current conversion price, the conversion price will be adjusted to such lower purchase price, with certain limited exceptions. Following the issuance by the Company of warrants on February 26, 2015, the conversion price of the 10% Convertible Notes adjusted to $0.45.

Prepayment. The 10% Convertible Notes may be prepaid in whole or in part at any time upon ten (10) days written notice for 120% of outstanding principal and accrued interest. At any time, within thirty (30) days of the Company’s common stock being listed on a national exchange, the holders of the 10% Convertible Notes may “put” to the Company all or any part of the 10% Convertible Notes, which the Company must purchase within ten (10) days of such notice for 105% the then outstanding principal amount and interest.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

Rights to Participate in Future Financings. For twelve (12) months from the execution of the securities purchase agreement, if the Company or any of its subsidiaries issue any securities subsequent to the issuance of the 10% Convertible Notes, other than any issuance through a public underwritten offering or to an investor or a group of investors that already own common stock or any securities that entitle the holder thereof to acquire at any time the Company’s common stock, the holder shall have the right to participate in such subsequent financing in an amount up to 100% of the holder’s subscription amount in the 10% Convertible Notes on the same terms, conditions and price provided for in such subsequent financing.

December 12% Convertible Notes - Additional Tranches

Between January 8, 2015 and January 12, 2015 the Company and the holders of the December 12% Convertible Notes completed a second tranche of $789,473.68 principal amount of December 12% Convertible Notes for a purchase price of $750,000. On February [xx], 2015, the Company and the holders of the December 12% Convertible Notes completed the third tranche of $263,158 principal amount of December 12% Convertible Notes for a purchase price of $250,000. For a further discussion of the terms of the second tranche and third tranche of December 12% Convertible Notes, please see “—December 12% Convertible Notes” above.

January 12% Convertible Notes

On January 16, 2015, the Company completed a private offering of $1,052,632 principal amount of 5% Original Issue Discount Convertible Promissory Notes (the “January 12% Convertible Notes”) with accredited investors for total net proceeds to the Company of approximately $1 million after deducting placement agent fees and other expenses.

Maturity and Interest. The January 12% Convertible Notes are due twelve months from the date of issuance, less any amounts converted or redeemed prior to the maturity date, and accrue interest at an annual rate of 12% on the aggregate unconverted and outstanding principal amount, payable in cash or, should the Company’s common stock be listed on a national exchange, in common stock, on the first day of each calendar month. Beginning on the third month after the original issue date and continuing on each of the following nine successive months thereafter, the Company is obligated to pay 1/10 of the face amount of the January 12% Convertible Notes and accrued interest, which, at the Company’s option, may be paid in cash or, subject to the Company complying with certain conditions, in common stock with each share of common stock being converted at a price that is equal to 75% of the lowest VWAP for the 20 consecutive trading days immediately prior to such payment date.

Conversion. The January 12% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the January 12% Convertible Notes shall equal: (i) the principal amount of the Note to be converted divided by (ii) a conversion price of $0.75, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, should the Company issue any equity at, or should the exercise or conversion price of any previously issued option, warrant convertible security be adjusted to a purchase price that is less than the current conversion price, the conversion price will be adjusted to such lower purchase price, with certain limited exceptions. Following the issuance by the Company of warrants on February 26, 2015, the conversion price of the January 12% Convertible Notes adjusted to $0.45.

Prepayment. The January 12% Convertible Note may be prepaid in whole or in part at any time upon ten (10) days written notice for 120% of outstanding principal and accrued interest. At any time, within thirty (30) days of the Company’s common stock being listed on a national exchange, the holders of the January 12% Convertible Notes may “put” to the Company all or any part of the January 12% Convertible Notes, which the Company must purchase within ten (10) days of such notice for 105% the then outstanding principal amount and interest.

Rights to Participate in Future Financings. For twelve (12) months from the execution of the securities purchase agreement, if the Company or any of its subsidiaries issue any securities subsequent to the issuance of the January 12% Convertible Notes, other than any issuance through a public underwritten offering or to an investor or a group of investors that already own common stock or any securities that entitle the holder thereof to acquire at any time the Company’s common stock, the holders shall have the right to participate in such subsequent financing in an amount up to 100% of the holder’s subscription amount in the 12% Convertible Notes on the same terms, conditions and price provided for in such subsequent financing.

February 12% Convertible Notes

Overview. On February 26, 2015, the Company completed a private offering of $3,157,895 principal amount of 5% Original Issue Discount Convertible Promissory Notes (the “February 12% Convertible Notes”) and warrants to purchase shares of common stock with accredited investors for total net proceeds to the Company of approximately $3 million after deducting placement agent fees and other expenses.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

Maturity and Interest. The February 12% Convertible Notes are due four months from the date of issuance, less any amounts converted or redeemed prior to the maturity date, and accrue interest at an annual rate of 12% on the aggregate unconverted and outstanding principal amount, payable in cash or in Common Stock, on the maturity date.

Conversion. The February 12% Convertible Notes may be converted, in whole or in part, into shares of Common Stock at the option of the holder at any time and from time to time. The shares of Common Stock issuable upon conversion of the February 12% Convertible Notes shall equal: (i) the principal amount of the Note to be converted divided by (ii) a conversion price of $0.75, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change.

Prepayment. The February 12% Convertible Notes may be prepaid in whole or in part at any time upon ten (10) days written notice.

Rights to Participate in Future Financings. For twelve (12) months from the execution of the securities purchase agreement, if the Company or any of its subsidiaries issue any securities subsequent to the issuance of the February 12% Convertible Notes, other than any issuance through a public underwritten offering or to an investor or a group of investors that already own Common Stock or any securities that entitle the holder thereof to acquire at any time the Common Stock, the holder shall have the right to participate in such subsequent financing in an amount up to 100% of the holder’s subscription amount in the February 12% Convertible Notes on the same terms, conditions and price provided for in such subsequent financing.

Warrants. The warrants are exercisable for an aggregate of 1,897,084 shares of Common Stock. The warrants are exercisable for a period of five years from the original issue date. The exercise price with respect to the warrants is $0.45 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change. In the event the Company repays the February 12% Convertible Notes in full within three months of the original issue date, the number of warrant shares shall automatically be reduced by 50%.

March 12% Convertible Notes

Overview. On March 13, 2015, the Company completed a private offering of $13,684,211 principal amount of 5% Original Issue Discount Convertible Promissory Notes (the “March 12% Convertible Notes”) and warrants to purchase shares of common stock with accredited investors for total net proceeds to the Company of approximately $13 million after deducting placement agent fees and other expenses.

Maturity and Interest. The March 12% Convertible Notes are due on April 24, 2015, less any amounts converted or redeemed prior to the maturity date, and accrue interest at an annual rate of 12% on the aggregate unconverted and outstanding principal amount, payable, at the Purchaser’s option, in cash or in Common Stock, on each conversion date and on the Maturity Date.

Conversion. The March 12% Convertible Notes may be converted, in whole or in part, into shares of Common Stock at the option of the Purchaser at any time and from time to time. The shares of Common Stock issuable upon conversion of the March 12% Convertible Notes shall equal: (i) the principal amount of the Note to be converted divided by (ii) a conversion price of $0.75, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

Prepayment. The March 12% Convertible Notes may be prepaid in whole or in part at any time upon ten (10) days written notice at 100% of the outstanding principal amount.

Right to Participate in Future Financings. For twelve (12) months from the execution of the securities purchase agreement, if the Company or any of its subsidiaries issue any securities subsequent to the issuance of the March 12% Convertible Notes, other than any issuance through a public underwritten offering or to an investor or a group of investors that already own Common Stock or any securities that entitle the holder thereof to acquire at any time Common Stock, the holder shall have the right to participate in such subsequent financing in an amount up to 100% of the holder’s subscription amount in the March 12% Convertible Notes on the same terms, conditions and price provided for in such subsequent financing.

Warrants. The warrants are exercisable for an aggregate of 15,104,149 shares of Common Stock. The warrants are exercisable for a period of five years from the original issue date. The exercise price with respect to the warrants is $0.45 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change. The number of warrants is subject to increase if the number of warrant shares issuable upon exercise of the warrant is less than a stated percentage of the fully-diluted Common Stock and Common Stock equivalents of the Company as of the date of the warrant. In the event the Company repays the March 12% Convertible Notes in full by April 3, 2015, the number of Warrants shall automatically be reduced by 50%.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Notes to Consolidated Financial Statements

Exchange of 6% Convertible Notes

On March 13, 2015, the Company exchanged the remaining approximately $7.9 million principal amount of the 6% Convertible Notes with an accredited investor for (i) $13,000,000, (ii) a 0.04% Unsecured Note in the principal amount of $1.8 million (the “0.04% Unsecured Note”) and (iii) a prepaid $0.45 warrant for 6,250,000 shares of Common Stock and a prepaid warrant for 2,083,333 shares of Common Stock (collectively, the “Prepaid Warrants”).

0.04% Unsecured Note. The 0.04% Unsecured Note is due March 1, 2016 and accrues interest at a rate of 0.04% per annum. The principal amount of the 0.04% Unsecured Note is payable in twelve equal monthly installments of $150,000 in cash on the 1st business day of each calendar month starting on April 1, 2015 with the last payment being due on March 1, 2016.

Prepaid Warrants. The Prepaid Warrants are exercisable for an aggregate of 8,333,333 shares of Common Stock. The Prepaid Warrants are exercisable for a period of ten years from the original issue date. The exercise price with respect to the Prepaid Warrants is $0.45 per share and has been prepaid. The number of shares of Common Stock to be issued pursuant to the Prepaid Warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change.

January and February 2014 Convertible Notes

Overview. In January 2015 the Company approached the January and February 2014 convertible Note holders and provided them with three alternatives for their notes given the impending maturation:

1) The Company offered to amend the terms of the notes by extending the maturity date of the Notes by eighteen (18) months and lowering the interest rate from 15% to 8%. In addition, the holder agreed to a reset of the conversion price to $0.75. This would result in new maturity dates of June 7th, 2016 and July 28, 2016 for the January and February placements respectively.

2) The Company offered to convert the entire Note at $0.75 or $.45. The conversion will be effective following the Company increasing its authorized shares, which was expected to occur on or about mid February 2015.

3) The Company offered the Holder to have the Holder’s outstanding Note plus outstanding interest paid within 30 days from the maturity date by a third party. The Company had a cap on this option of up to $10 million of principal amount of Notes. The Notes would then be held by the new Note holder under the same terms and conditions set forth for the respective class of Note holder i.e., the January or February tranche.

Maturity and Interest. The results of the offer to the January and February 2014 Senior Note holders was as follows:

1) The Note holders electing to extend under the amended terms and conditions totaled $21,333,600 ($7,083,600 from January 2014 Notes and $14,250,000 from the February Notes).

2) Note holders electing to convert at $0.75 or $.45 totaled $660,000 ($410,000 of the January 2014 Notes and $250,000 of the February 2015 Notes).

3) Note holders electing to have their principal and interest paid by a third party totaled $3,459,475 (2,209,475 from January 2014 Notes and $1,250,000 from the February Notes).

The following amendment to the original January and February 2014 Convertible Notes regarding interest was also implemented “Payment of Interest in Cash or Kind. The Company shall pay interest to the Holder on the aggregate unconverted and then outstanding principal amount of this Note at the rate of 8% per annum, payable on the 1st day of each month or if such day is not a Business Day on the next Business day, payable monthly or on each Conversion Date and on the Maturity Date in cash or, at the Company’s option, in duly authorized, validly issued, fully paid and non-assessable shares of Common Stock or a combination thereof.”

Additionally, holders of the warrants agreed to amend their warrants to (1) remove the adjustment provisions stemming from any subsequent issuances and (2) add a cashless exercise provision.

Conversion and Prepayment. Under the revised terms and conditions the January and February 2014 Convertible Note holders may convert at $0.75. There were no other amendments to the underlying Notes.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Share Exchange Agreement dated April 2, 2013 among our Company, Victory Electronic Cigarettes, Inc. and the shareholders of Victory Electronic Cigarettes, Inc. (1)
2.2	Share Exchange Agreement by and among Victory Electronic Cigarettes Corporation, Vapestick Holdings Ltd., and all the shareholders of Vapestick Holdings Ltd., dated December 15, 2013. (2)
2.3	Agreement and Plan of Merger by and among Victory Electronic Cigarettes Corporation, VCIG LLC, FIN Electronic Cigarette Corporation, Inc. and Elliot B. Maisel as Representative, dated February 12, 2014 (3)
2.4	Exchange Agreement by and between Victory Electronic Cigarettes Corporation and the MHL Shareholders, dated as of April 22, 2014. (11)
2.5	Agreement to Buy the Shares in Ten Motives Limited and 10 Motives Limited by and between Victory Electronic Cigarettes Corporation, E-Cigs UK Holding Company Limited, and the Ten Motives Shareholders, dated as of May 30, 2014.(17)
3.1(i)	Articles of Incorporation (4)
3.1(i)(a)	Articles of Merger (5)
3.1(i)(b)	Amendment to Articles of Incorporation(6)
3.1(i)(c)	Amendment to Articles of Incorporation(20)
3.1(i)(d)	Amendment to Articles of Incorporation(34)
3.1(ii)	Bylaws (4)
4.1	Form of Convertible Note issued in January 2013 offering (7)
4.2	Form of Warrant issued in January 2013 Offering (7)
4.3	Form of Convertible Note dated November 4, 2013 (8)
4.4	Form of Warrant issued to E-Cig Acquisition Company LLC and William R. Fields (9)
4.5	Form of 15% Senior Secured Convertible Promissory Note issued in offerings in January and February 2014 (10)
4.6	Form of Warrant issued in offerings in January and February 2014 (10)
4.7	Form of 6% Secured Convertible Promissory Note issued in offering on April 22, 2014(11)
4.8	Form of Amendment to 6% Convertible Note dated June 3, 2014(18)
4.9	Form of Amendment No. 2 to 6% Convertible Note dated August 20, 2014(25)
4.10	Form of Amendment No. 3 to 6% Convertible Note dated October 15, 2014(26)
4.11	Form of Warrant from April 30, 2014 offering(12)
4.12	Form of Agent Warrant (13)
4.13	4% Exchange Convertible Note dated May 30, 2014(23)
4.14	4% Convertible Note dated May 30, 2014(17)
4.15	Form of 12% Convertible Notes dated July 17, 2014(24)
4.16	Form of Warrant dated July 17, 2014(24)
4.17	Form of December 12% Convertible Note (28)
4.18	Form of 10% Convertible Note issued in January 14, 2015 offering (29)
4.19	Form of January 12% Convertible Note issued in January 16, 2015 offering (30)
4.20	Form February 12% Convertible Note issued in February 2015 offering (32)
4.21	Form of Warrant issued in February 2015 offering (32)
4.22	Form March 12% Convertible Note issued in March 2015 offering (33)
4.23	Form of Warrant issued in March 2015 offering (33)
4.24	Form of Prepaid Warrant issued in March 13, 2015 exchange (33)
10.1	$200,000 Debenture dated January 31, 2013 issued by Victory Electronic Cigarettes LLC in favor of our company (2)
10.2	Security Agreement dated March 25, 2013 but effective as of January 31, 2013 between Victory Electronic Cigarettes Inc. as debtor and our company as secured party (2)
10.3	Return To Treasury Agreement dated June 18, 2013 between our company and Stephen Brady (14)
10.4	Non-Broker Private Placement Agreement dated May 1, 2013 between our company and Wolverton Securities Ltd. (14)
10.5	General Financial Advisory Agreement dated June 21, 2013 between our company and Wolverton Securities Ltd. (14)
10.6	Promissory Note with Brent Willis (15)
10.7	Promissory Note with Marc Hardgrove (15)
10.8	Promissory Note with David Martin (15)
10.9	Sales and Consulting Agreement by and among Victory Electronic Cigarettes Corporation and E-Cig Acquisition Company LLC, dated December 30, 2013 (9)
10.10	Form of Securities Purchase Agreement from offerings in January and February 2014 (10)
10.11	Form of Registration Rights Agreement from offerings in January and February 2014 (10)
10.12	Form of Security Agreement from offerings in January and February 2014 (10)
10.13	Form of Amended and Restated Promissory Notes dated February 28, 2014 (23)
10.14	Form of Registration Rights Agreement entered into by and among Victory Electronic Cigarettes Corporation and the FIN shareholders dated February 28, 2014 (10)
10.15	Form of Promissory Notes dated April 22, 2014(11)
10.16	Form of Registration Rights Agreement entered into with MHL Shareholders dated April 22, 2014(11)
10.17	MHL Shareholders Guarantee (11)
10.18	Security Agreement entered into between MHL and the MHL Shareholders(11)
10.19	Form of Securities Purchase Agreement from April 22, 2014 offering(11)
10.20	Form of Amendment to Securities Purchase Agreement dated June 3, 2014(18)
10.21	Form of Amendment No. 2 to Securities Purchase Agreement dated August 20, 2014(25)
10.22	Form of Amendment No. 3 to Securities Purchase Agreement dated October 15, 2014(26)
10.23	Form of Registration Rights Agreement from April 22, 2014 offering(11)
10.24	Form of Amendment to Registration Rights Agreement dated June 3, 2014(18)
10.25	Form of Amendment No. 2 to Registration Rights Agreement dated October 15, 2014(26)
10.26	Purchasers Guarantee from April 22, 2014 offering(11)
10.27	Security Agreement entered into between MHL and purchasers from April 22, 2014 offering(11)
10.28	Pledge and Security Agreement entered into between the Company and purchasers from October 15, 2014 offering(26)
10.29	Share Charge entered into with purchasers from April 22, 2014 offering(11)
10.30	Intercreditor Agreement(11)
10.31	Amendment to Intercreditor Agreement(18)
10.32	Second Amendment to Intercreditor Agreement (27)
10.33	Third Amendment to Intercreditor Agreement(26)
10.34	Form of Securities Purchase Agreement for April 30, 2014, June 19, 2014 and July 16, 2014 offering(12)
10.35	Form of Registration Rights Agreement for April 30, 2014, June 19, 2014 and July 16, 2014 offering(19)
10.36	Exchange Agreement dated May 30, 2014(24)
10.37	Purchase Agreement dated May 30, 2014(17)
10.38	Asset Purchase Agreement entered into on July 2, 2014 (21)
10.39	Securities Purchase Agreement entered into on July 3, 2014(21)
10.40	Voting Agreement entered into on July 15, 2014 (22)
10.41	Registration Rights Agreement entered into with Man FinCo on July 15, 2014 (22)
10.42	Registration Rights Agreement entered into with sellers of Hardwire on July 16, 2014 (22)
10.43	Form of Exchange Agreement dated July 17, 2014(24)
10.44	Advisory Agreement by and among Fields Texas Limited LLC and the Company dated April 28, 2014(25)
10.45	Termination Agreement of Advisory Agreement with Fields Texas Limited LLC(25)
10.46	Form of Securities Purchase Agreement for December 2014 offering(28)
10.47	Form of Securities Purchase Agreement for January 14, 2015 offering(29)
10.48	Form of Securities Purchase Agreement for January 16, 2015 offering(30)
10.49	Form of Securities Purchase Agreement for February 2015 offering(32)
10.50	Form of Securities Purchase Agreement for March 2015 offering(33)
10.51	Form of Exchange Agreement for March 13, 2015 exchange (33)
10.52	Form of 0.04% Unsecured Promissory Note dated March 13, 2014(33)
10.53 †	Employment Agreement with Brent Willis dated June 25, 2013. (14)
10.54 †	Employment Agreement with Marc Hardgrove dated June 25, 2013. (14)
10.55 †	Employment Agreement with Robert Hartford dated July 9, 2013 (16)
10.56†	Amended and Restated Employment Agreement with Brent Willis dated August 22, 2014(25)
10.57†	Amended and Restated Employment Agreement with Marc Hardgrove dated August 22, 2014(25)
10.58†	Employment Agreement with James McCormick dated August 22, 2104(25)
10.59†	Employment Agreement with Philip Anderson, dated January 15, 2015 (31)
10.60†	2013 Stock Option Plan (13)
10.61†	2014 Stock Option Plan (23)
14.1*	Code of Ethics
21.1	List of Subsidiaries (23)
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

† Management contract or compensatory plan or arrangement.

(1)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on April 5, 2013.
(2)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on March 31, 2014.
(3)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on February 19, 2014.
(4)	Filed as an Exhibit on Registration Statement on Form SB-2 with the SEC on May 15, 2007.
(5)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 18, 2013.
(6)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on April 11, 2014.
(7)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on February 6, 2013.
(8)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on November 14, 2013.
(9)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 6, 2014.
(10)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 6, 2014.
(11)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on April 29, 2014
(12)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on May 6, 2014.
(13	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 17, 2014.
(14)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 28, 2013.
(15)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 21, 2013.
(16)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 12, 2013.
(17)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 5, 2014.
(18)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 9, 2014.
(19)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 24, 2014.
(20)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 9, 2014.
(21)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 10, 2014.
(22)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 18, 2014.
(23)	Filed as an Exhibit on Registration Statement on Form S-1/A with the SEC on July 2, 2014.
(24)	Filed as an Exhibit on Registration Statement on Form S-1/A with the SEC on July 28, 2014.
(25)	Filed as an Exhibit on Registration Statement on Form S-1/A with the SEC on September 8, 2014.
(26)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on October 21, 2014.
(27)	Filed as an Exhibit on Registration Statement on Form S-1/A with the SEC on October 23, 2014.
(28)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on December 29, 2014.
(29)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 14, 2015.
(30)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 22, 2015.
(31)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 22, 2015.
(32)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 4, 2015.
(33)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 17, 2015.
(34)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 24, 2015.