Form 10-K/A
period 2014-12-31
Electronic Cigarettes International Group, Ltd.
filed 2015-04-02
CIK 1398702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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

EXPLANATORY NOTE

Electronic Cigarettes International Group, Ltd. (the “Company” or “we”) is filing this Amendment No. 1 (the “Amendment”) to our annual report on Form 10-K for the year ended December 31, 2014 (the “Original 10-K”) to include an updated audit report from McGladrey LLP regarding the audited 2013 financials.  Only Item 8 of Part II has been amended in this Amendment, with the only change having been made is the inclusion of the updated 2013 audit report.

Additionally, this Amendment replaces the interactive data files required by Item 601(b)(101) of Regulation S-K and Sections 405 of Regulation S-T, that were initially filed on the Original 10-K. As required pursuant to the Securities and Exchange Act of 1934, as amended, this Amendment also includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

Unless otherwise disclosed herein, the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the filing of the Original 10-K, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this Amendment. This Amendment should be read in conjunction with the Original 10-K and the Company’s filings made with the Commission subsequent to the Original 10-K, including any amendments to those filings.

i

PART II

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

* Previously filed on the Original 10-K.

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

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Date: April 2, 2015	By:	/s/ Brent David Willis
Brent David Willis
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: April 2, 2015	By:	/s/ Philip Anderson
Philip Anderson
Chief Financial Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 2, 2015	By:	/s/ Brent David Willis
Brent David Willis
Chief Executive Officer, President, Secretary and Director (Principal Executive Officer)

Date: April 2, 2015	By:	/s/Philip Anderson
Philip Anderson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 2, 2015	By:	/s/ Dan O’Neill
Dan O’Neill
Executive Chairman and Director

Date: April 2, 2015	By:	/s/ James P. Geiskopf
James P. Geiskopf
Director

Date:April 2, 2015	By:	/s/ Craig Colmar
Craig Colmar
Director

Date: April 2, 2015	By:	/s/ David Karp
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

Grand Rapids, Michigan

March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Electronic Cigarettes International Group, Ltd.

We have audited the accompanying consolidated balance sheet of Electronic Cigarettes International Group, Ltd. (formerly known as Victory Electronic Cigarettes Corporation) as of December 31, 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2013 consolidated financial statements, referred to above present fairly, in all material respects, the financial position of Electronic Cigarettes International Group, Ltd. as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Fort Lauderdale, Florida

May 6, 2014, except for information presented in Note 1 to the consolidated financial statements related to the retroactive effect of the one-for-fifteen stock split, as to which the date is March 31, 2015

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

The Company has net operating loss carryforwards for federal purposes of $41,039,022 for the year ended December 31, 2014. The losses will begin expiring in 2033. The Company has varying amounts of state net operating losses. Additionally, the Company has approximately $3,433,563 of foreign net operating losses, and approximately $3,000,000 of U.S. foreign tax credits.

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

* Previously filed on the Original 10-K.

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