Form 10-K/A
period 2014-12-31
Electronic Cigarettes International Group, Ltd.
filed 2015-04-30
CIK 1398702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Electronic Cigarettes International Group, Ltd. (the “Company”) is filing this Amendment No. 2 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2014 as filed on April 1, 2015 (the “Original 10-K”), as amended on April 2, 2015 (“Amendment No. 1” and with the Original 10-K the “Amended 10-K”) to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.  No changes have been made to the Amended 10-K other than the addition of the Part III information.

As required pursuant to the Securities and Exchange Act of 1934, as amended, this Amendment also includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2.

Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original 10-K, nor does it modify or update in any way the disclosures contained in the Amended 10-K, which speak as of the date of the original filing.  Accordingly, this Amendment should be read in conjunction with the Amended 10-K and our other SEC filings subsequent to the filing of the Original 10-K. The reference on the cover of the Original 10-K to the incorporation by reference of portions of the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders into Part III of the Original 10-K is hereby deleted.

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

ii

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our executive officers, directors and other significant employees and their ages and positions are as follows:

Name	Age	Position	Date First Elected or Appointed
Daniel J. O’Neill	63	Chief Executive Officer, Executive Chairman and Director	January 9, 2015
Philip Anderson	48	Chief Financial Officer and Secretary	January 9, 2015
James P. Geiskopf	55	Director	June 25, 2013
Craig Colmar	62	Director	August 18, 2014
David Karp	50	Director	August 18, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Daniel J. O’Neill was the President and Chief Executive Officer of WinSport Canada, Canada’s Winter Olympic training facility, from January 2011 through his appointment as the Company’s Executive Chairman on January 9, 2015. From June 2005 through December 2010, Mr. O’Neill was a private investor focusing on identifying acquisition opportunities. From June 2000 through June 2005, Mr. O’Neill was the President and Chief Executive Officer of Molson Inc., one of the world’s largest beer companies, and from March 1999 through June 2000, Mr. O’Neill was an executive Vice President for Molson Inc., and the President and Chief Operating Officer of Molson Canada. From January 1997 to March 1999, Mr. O’Neill was an Executive Vice President of the H.J. Heinz Company, and the President and Chief Executive Officer of Star-Kist Foods, Inc. Mr. O’Neill serves on the board of directors of BRP Inc. (TSX: DOO), where he is a member of the audit committee and the human resources, nomination and governance committee. Mr. O’Neill received a Masters in Business Administration from Queen’s University and a Bachelor of Arts from Carleton University in Canada.

Mr. O’Neill’s qualifications to serve on the Company’s Board include his vast executive and operational experience.

Philip Anderson was an independent advisor to Pinnacle Fund, a family office and predecessor hedge fund, from December 2006 through his appointment as Chief Financial Officer of the Company. At Pinnacle Fund, Phil oversaw investments in both public and private companies. Prior to joining Pinnacle Fund, Mr. Anderson was the director of research at Siar Capital, a family office specializing in micro- and small-cap public and private investments. Prior to his time spent with Siar Capital, Phil performed sell-side research at C.E. Unterberg and Ladenburg Thalmann. Mr. Anderson holds a Bachelor of Science from Ithaca College and a Masters of Business Administration from Hofstra University.

James P. Geiskopf has served as a director of our company since June 25, 2013. James P. Geiskopf has 32 years of experience in the car rental industry. From 1975 to 1986, Mr. Geiskopf was the Chief Financial Officer of Budget Rent a Car of Fairfield California. From 1986 to 2007, Mr. Geiskopf was the President and Chief Executive Officer of Budget Rent a Car of Fairfield California. In 2007, Mr. Geiskopf successfully sold the franchise and its four locations. Mr. Geiskopf served on the board of directors of Suisun Valley Bank from 1986 to 1993. The bank was successfully sold to a larger institution in 1993. Mr. Geiskopf also served on the board of directors of Napa Valley Bancorp from 1991 to 1993. The bank holding company was successfully sold to a larger institution in 1993. Mr. Geiskopf was the President and director of the Resource Group Inc. from 2007 to 2009, a shell company with minimal operations quoted on the OTCBB. Mr. Geiskopf was President, Secretary, Treasurer, and director of Search By Headlines.com from 2011 to 2012, a shell company with minimal operations quoted on the OTCBB. Mr. Geiskopf currently serves on the board of directors of bBooth, Inc. (OTCQB: BBTH), where he is a member of the audit committee.

We believe Mr. Geiskopf is qualified to serve on our board of directors because of his business experiences, including his experience with other public companies, as described above.

Craig Colmar has served as a member of the Board of Directors of the Company since August 18, 2014. Mr. Colmar has practiced law with Johnson and Colmar, a firm focusing on business, corporate finance and mergers and acquisitions, since 1980, where his practice is concentrated on mergers and acquisitions transactions. In 2010, Mr. Colmar was co-founder of The Joint Corp. (NASDAQ: JYNT), a franchisor and operator of chiropractic clinics, and currently serves on its board of directors. In 2006 Mr. Colmar was co-founder of Digital Music Group, Inc., which, before its merger with Orchard Enterprises, was listed on NASDAQ. Mr. Colmar received a JD from Northwestern University School of Law in 1977 and a BA in economics from Northwestern University in 1974.

Mr. Colmar’s qualifications to serve on our board of directors include his significant experience with corporate finance and mergers and acquisitions of public companies.

David Karp has served as a director of our company since August 18, 2014. Mr. Karp is an accounting and corporate finance professional with over 20 years of financial and operating experience. Since 2006, Mr. Karp has been the Chief Financial Officer, Treasurer and Corporate Secretary of CounterPath Corporation, a NASDAQ and Toronto Stock Exchange (“TSX”) listed software company, with responsibility for that company’s acquisitions and integration as well as its initial listing process to the NASDAQ and the TSX. From 2004 to 2006 he was the Chief Financial Officer and Corporate Secretary of Chemokine Therapeutics Corp., a formerly TSX listed and U.S. quoted development stage biotechnology firm, and from 2002 to 2004 he was the Chief Financial Officer of Neuro Discovery Inc., a formerly TSX-Venture listed investment management company focused on life science and biotechnology companies. From 1997 through 2001 he was Vice-President, Investment Banking with BMO Capital Markets. Mr. Karp holds a Master of Business Administration degree from the Ivey School of Business at the University of Western Ontario in Canada and a Bachelor of Science degree in Mechanical Engineering from the University of Waterloo in Canada. He is a Chartered Financial Analyst (CFA) and professional engineer.

Mr. Karp’s qualifications to serve on our board of directors include his financial experience with public companies and his experience with newly listed companies.

Voting Agreement

On July 15, 2014, we entered into a voting agreement with Man FinCo, Brent Willis, Marc Hardgrove and William Fields, in which we granted Man FinCo the ability to designate a director to the Company’s board of directors, and Mr. Willis, Mr. Hardgrove and Mr. Fields agreed to vote any and all of their shares for the election of such director. For a further description of the voting agreement, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Subsequent Debt and Equity Financings—The Equity Offering.”

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

Composition of Board

Our board of directors currently consists of four members, three of which qualify as independent directors under the corporate governance standards of the NASDAQ Global Market and the independence requirements of Rule 10A-3 of the Exchange Act, constituting a board that is comprised of a majority of independent directors.

Board Committees

Our board of directors has established an audit committee, compensation committee and corporate governance and nomination committee that have the composition and responsibilities described below. Our board of directors may establish additional committees from time to time, in accordance with our bylaws. All members of the committees described below are “independent” under NASDAQ Marketplace Rules.

The composition of our committees are as follows:

Audit — David Karp*^, James P. Geiskopf, Craig Colmar

Compensation — James Geiskopf*, Craig Colmar

Corporate Governance and Nomination — Craig Colmar*

* — Indicates Committee Chair

^ — Indicates audit financial expert

Audit Committee

Our audit committee oversees our corporate accounting and financial reporting process. Among other matters, the audit committee:

•	evaluates the independent registered public accounting firm’s qualifications, independence and performance;
•	determines the engagement of the independent registered public accounting firm;
•	reviews and approves the scope of the annual audit and the audit fee;
•	discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements;
•	approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;
•	reviews our critical accounting policies and estimates; and
•	annually reviews the audit committee charter and the committee’s performance.

The audit committee operates under a written charter adopted by the board that satisfies the applicable standards of NASDAQ, although we are not a NASDAQ listed company.

Compensation Committee

Our compensation committee reviews and recommends policies relating to the compensation and benefits of our officers and employees. The compensation committee reviews and approves corporate goals and objectives relevant to the compensation of our chief executive officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives, and makes recommendations to the board of directors regarding compensation of these officers based on such evaluations. The compensation committee administers the issuance of stock options and other awards under our stock plans. The compensation committee reviews and evaluates, at least annually, the performance of the compensation committee. The compensation committee operates under a written charter adopted by the board of directors that satisfies the applicable standards of NASDAQ, although we are not a NASDAQ listed company.

Corporate Governance and Nomination Committee

Our corporate governance and nomination committee is responsible for, among other objectives, making recommendations to the Board regarding candidates for directorships; overseeing the evaluation of the board of directors; reviewing developments in corporate governance practices; developing a set of corporate governance guidelines, and; reviewing and recommending changes to the charters of other board committees. In addition, the corporate governance and nomination committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the board concerning corporate governance matters.

Family Relationships

There are no relationships between any of the officers or directors of the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten (10) years:

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	Had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
•	Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
•	Been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Leadership Structure of the Board

The Board of Directors does not currently have a policy on whether the same person should serve as both the Chief Executive Officer and Chairman of the Board or, if the roles are separate, whether the Chairman should be selected from the non-employee directors or should be an employee. The Board believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for the Company at that time. Our current Chairman, Mr. Daniel J. O’Neill also serves as the Company’s Chief Executive Officer.

Risk Oversight

The Board oversees risk management directly and through its committees associated with their respective subject matter areas. Generally, the Board oversees risks that may affect the business of the Company as a whole, including operational matters. The Audit Committee is responsible for oversight of the Company’s accounting and financial reporting processes and also discusses with management the Company’s financial statements, internal controls and other accounting and related matters. The Compensation Committee oversees certain risks related to compensation programs and the Governance and Nomination Committee oversees certain corporate governance risks. As part of their roles in overseeing risk management, these Committees periodically report to the Board regarding briefings provided by management and advisors as well as the Committees’ own analysis and conclusions regarding certain risks faced by the Company. Management is responsible for implementing the risk management strategy and developing policies, controls, processes and procedures to identify and manage risks.

Code of Ethics

The Board has adopted a Code of Business Ethics and Conduct (the “Code of Conduct”) which constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules, although we are not a NASDAQ listed company. We require all employees, directors and officers, including our principal executive officer and principal financial officer to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity. The Code of Conduct contains additional provisions that apply specifically to our Chief Executive Officer, Chief Financial Officer and other finance department personnel with respect to accurate reporting. The Code of Conduct is available on our website at www.ecig.co. The Company will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of the SEC on such website. Information contained on our website is not a part of, and is not incorporated into, this proxy statement, and the inclusion of our website address in this proxy statement is an inactive textual reference only.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and executive officers, and persons who own more than ten (10%) percent of the Company’s common stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, Directors and greater than ten (10%) percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this report any failure to file reports by such dates during fiscal year 2014. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2014, there was no failure to comply with Section 16(a) filing requirements applicable to its executive officers, directors or ten percent stockholders other than as listed in the table below:

Name	Number of Late Reports
Brent D. Willis	1 (5 transactions were not reported on a timely basis, upon the distribution of shares.)
James P. McCormick	A Form 5 was not filed for the acquisition of options to purchase shares.
William R. Fields	1 (2 transactions were not reported on a timely basis, upon the acquisition of warrants to purchase shares, and 1 transaction was not reported on a timely basis, upon the disposition of warrants to purchase shares). A Form 5 was not filed for the acquisition of options to purchase shares.
Craig Colmar	1 (1 transaction was not reported on a timely basis, upon becoming a required filer).
Charles L. Jarvie	A Form 5 was not filed upon becoming a required filer.
Howard Lefkowitz	1 (1 transaction was not reported on a timely basis, upon becoming a required filer).
Tim McClure	1 (1 transaction was not reported on a timely basis, upon becoming a required filer).
David Karp	1 (1 transaction was not reported on a timely basis, upon becoming a required filer).

Item 11. Executive Compensation.

Summary Compensation Table for Fiscal Years 2014 and 2013

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers during the years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brent D. Willis(1)	2014	342,000	226,883						568,883
Chief Executive Officer	2013	142,308	—	—	150,000	—	—	—	292,308
President and Secretary

James McCormick(2)	2014	142,792	—	—	—	—	—	—	142,792
Chief Financial Officer
and Treasurer

Robert Hartford(3)	2014	100,223	—	—	—	—	—	—	100,223
Former Chief Financial	2013	71,154	—	—	50,000	—	—	—	121,154
Officer and Treasurer

Marc Hardgrove(4)	2014	216,698	—	—	—	—	—	—	216,698
President — Online Division	2013	106,731	—	—	—	—	—	—	106,731

Nathan Woods(5)	2013	—	—	—	—	—	—	—	—
Former Chief Executive Officer and President

(1)	Mr. Willis was appointed as Chief Executive Officer, President and Secretary on June 25, 2013. The amount set out in the table above for Mr. Willis for the year 2013 up to June 25, reflects $100,000 and $50,000 of compensation, respectively, paid by Victory Electronic Cigarettes, Inc., which became our wholly-owned subsidiary on June 25, 2013. Mr. Willis resigned as Chief Executive Officer, President and Secretary on April 8, 2015.
(2)	Mr. McCormick was appointed Chief Financial Officer and Treasurer on April 22, 2014. Mr. McCormick resigned as Chief Financial Officer on January 9, 2015.
(3)	Mr. Hartford was appointed Chief Financial Officer and Treasurer on July 9, 2013. Mr. Hartford received compensation prior to July 9, 2013 from the Company for services rendered as a consultant. He resigned upon the appointment of James McCormick as Chief Financial Officer. Mr. Hartford received compensation following his resignation for continued services as an employee.
(4)	Mr. Hardgrove was appointed as Chief Creative Innovation Officer on June 25, 2013. The amount set out in the table above for Mr. Hardgrove for the year 2013 up to June 25, reflects $150,000 and $37,000 of compensation, respectively, paid by Victory Electronic Cigarettes, Inc., which became our wholly-owned subsidiary on June 25, 2013. Mr. Hardgrove resigned as President — Online Division on March 6, 2015.
(5)	Mr. Woods resigned from his position as Chief Executive Officer and President on June 25, 2013. Mr. Woods received no compensation for his services as an employee for 2013 up to June 25. We did not have an employment agreement with Mr. Woods. He received no compensation upon his resignation or the change of control that occurred on June 25, 2013, when we acquired Victory Electronic Cigarettes, Inc. pursuant to a share exchange agreement.
(6)	The aggregate grant date fair value for 2014 and 2013 stock awards was computed in accordance with FASB ASC 718. A discussion of all assumptions made in the valuation of the awards is in Note 12, Stock Based Compensation, to our consolidated financial statements for the year ended December 31, 2014 included in this report.

Employment Agreements

Employment Agreement with Robert Hartford

On July 9, 2013, we entered into an employment agreement with Robert Hartford, whereby Mr. Hartford agreed to provide employment services as the Chief Financial Officer of our company. Pursuant to the terms of his agreement, Mr. Hartford is entitled to receive a base salary of $100,000 per annum, which is subject to annual review commencing January 1, 2014. His base salary for the 2013 calendar year was based upon an amount of $100,000 pro-rated from July 9, 2013, which such amount was $46,154. In January of each year starting in 2014, the board of directors will determine if a salary adjustment increase is warranted for Mr. Hartford and shall establish criteria for the payment of an incentive bonus with respect to such year. Mr. Hartford was not provided with an increase in his salary in January of 2014. Mr. Hartford’s performance bonus is based upon a target of three areas consisting of profit growth, free cash flow and cash flow management; and a strategic objective (e.g. funding, line of credit, etc.). If Mr. Hartford achieves such targets as established by the board of directors, he will earn a performance bonus calculated at 25% of base salary. Mr. Hartford did not receive a performance bonus in respect of 2013. Pursuant to his agreement, Mr. Hartford is also eligible to participate in our company’s stock option or share award plan, and Mr. Hartford has the right to receive a potential stock or stock option award each year commensurate with the achievement of the performance bonus, subject to vesting and other requirements.

Pursuant to the terms of his agreement, Mr. Hartford was entitled to receive a grant of a yet to be determined equity or equity-based award with respect to 1,000,000 common shares of our company, to vest at a rate of 50% on December 31, 2013 and 50% on December 31, 2014. Accordingly, on July 9, 2013, he was granted 1,000,000 options by the board of directors, which have an exercise price of $0.25 per share and will expire on July 9, 2018.

In the event of a “significant financial event or a change of control” as defined in Mr. Hartford’s employment agreement, all shares, options, warrants or share equivalents held by him will immediately vest.

Mr. Hartford is entitled to three weeks’ paid vacation each year. He is also entitled to receive reimbursement for all expenses reasonably incurred in connection with the performance of his duties under the agreement.

Mr. Hartford’s employment agreement was initially effective from July 9, 2013 until January 1, 2014, with annual 1-year automatic renewals, unless terminated in accordance with the agreement. Either party was required to provide written notice to the other party if the former elects not to renew the employment agreement; however, the exercising party shall provide such written notice on or before 60 days prior to the commencement of the renewal period.

Pursuant to the terms of the employment agreement, Mr. Hartford agreed that he will not, without the prior written consent of our company, during the term of the employment agreement or for a period of 12 months after the expiration or termination of his employment, engage in or carry on business or otherwise have any interest in or permit his name to be used in connection with any e-cigarette business which is competitive to the business of our company or which provides the same or substantially similar services as the business of our company. Further, and under such circumstances, Mr. Hartford agreed he will not solicit, interfere with, accept any business from or render any services to anyone whom Mr. Hartford knows or should have reason to know is a client or prospective client of our company.

Mr. Hartford is not entitled to receive severance payments under the terms of his employment agreement. His agreement does provide that our company may terminate the employment agreement for the following reasons at any time, without payment of any amounts except accrued amounts, by delivery of a notice of termination for any of the following reasons:

•	Mr. Hartford, in carrying out his duties, engages in conduct that constitutes intentional or conscientious misconduct (including but not limited to intentional or reckless breach of fiduciary duties);
•	Mr. Hartford commits an intentional or reckless and material breach of his employment agreement or commits an intentional or reckless act of misappropriation or fraud against our company, our property, or otherwise;
•	Mr. Hartford is convicted of any felony or act of dishonesty by a court of competent jurisdiction; or
•	Mr. Hartford materially fails to achieve annual mutually agreed performance objectives as established by management and agreed upon by our board of directors.

Pursuant to the terms of the employment agreement, we agreed to defend, indemnify and hold harmless Mr. Hartford if he is threatened or made a party to any action, suit or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that he is or was a director, officer or employee of our company.

Prior Employment Agreements with Brent Willis and Marc Hardgrove

On June 25, 2013, we entered into employment agreements with Brent Willis and Marc Hardgrove, both of which are in substantially the same form (except for the economic difference as described below) whereby we agreed to employ Mr. Willis as our Chief Executive Officer and Mr. Hardgrove originally as our Chief Creative Innovation Officer and currently as our President – Online Division. On August 22, 2014, we entered into amended and restated employment agreements with Mr. Willis and Mr. Hardgrove. See “2014 Employment Agreements”, below.

Pursuant to the terms of their prior agreements, we agreed to pay Mr. Willis and Mr. Hardgrove base salaries of $200,000 and $150,000 per annum, respectively, subject to annual review commencing January 1, 2014. Both of Mr. Willis’ and Mr. Hardgrove’s base salaries for the 2013 calendar year were pro-rated from June 25, 2013, and they received total salaries for 2013 of $92,308 and $69,231, respectively. In January of each year starting in 2014, the board of directors is to determine if a salary adjustment increase is warranted for Mr. Willis and Mr. Hardgrove and establishes criteria for the payment of an incentive bonus with respect to such year. For 2014, the board of directors did not provide for an increase in Mr. Willis’ and Mr. Hardgrove’s base salary. Mr. Willis and Mr. Hardgrove were also entitled under the terms of their prior agreement to receive performance bonuses based upon criteria to be established by the board of directors. If Mr. Willis or Mr. Hardgrove achieved the targets established by the board of directors, they would each earn a performance bonus of 50% of their respective base salaries. If Mr. Willis or Mr. Hardgrove exceeded the targets established by the board of directors, they had the opportunity to earn a performance bonus of up to 100% of their respective base salaries. Pursuant to the terms of their prior agreements, Mr. Willis and Mr. Hardgrove were eligible to participate in our company’s stock option or share award plan, and had the right to receive a potential stock or stock option award each year commensurate with the achievement of the performance bonus, subject to vesting and other requirements.

Pursuant to the terms of his prior agreement, Mr. Willis was entitled to receive a grant of a yet to be determined equity or equity-based award with respect to 3,000,000 common shares of our company to vest at a rate of 50% on December 31, 2013 and 50% on December 31, 2014. Accordingly, on June 25, 2013, he was granted 3,000,000 options by the board of directors, which have an exercise price of $0.25 per share and will expire on June 25, 2018. In the event of a “significant financial event” or a “change of control” as defined under “Potential Payments upon Termination or Change in Control,” all shares, options, warrants or share equivalents will immediately vest.

Pursuant to the terms of his prior agreement, Mr. Hardgrove was entitled to receive a grant of equity or equity-based awards in for an unspecified number of shares, with vesting and other terms to be determined at the time of grant.

Messrs. Willis’ and Hardgrove’s prior employment agreements were initially effective from June 25, 2013 until January 1, 2014, with annual 1-year automatic renewals, unless terminated in accordance with the agreement. Either of Messrs. Willis and Hardgrove, as applicable, or our company was required to provide written notice to the other party if the former elected not to renew the employment agreement; however, the exercising party shall provide such written notice on or before 60 days prior to the commencement of the renewal period.

Pursuant to the terms of their prior employment agreement, Messrs. Willis and Hardgrove had agreed that they would not, without the prior written consent of our company, during the term of the employment agreement or for a period of 12 months after the expiration or termination of their employment, engage in or carry on business or otherwise have any interest in or permit their name to be used in connection with any e-cigarette business which is competitive to the business of our company or which provides the same or substantially similar services as the business of our company. Further, and under such circumstances, Messrs. Willis and Hardgrove agreed that they would not solicit, interfere with, accept any business from or render any services to anyone whom they knew or should have had reason to know is a client or prospective client of our company.

Messrs. Willis and Hardgrove were not entitled to receive severance payments under the terms of their prior agreements employment agreement. We also agreed to defend, indemnify and hold harmless Messrs. Willis and Hardgrove if either of them was threatened or made a party to any action, suit or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that they were a director, officer or employee of our company.

2014 Employment Agreements

On August 22, 2014, we entered into amended and restated employment agreements with Messrs. Willis and Hardgrove and a new employment agreement with Mr. McCormick, all of which are in substantially the same form, except for the economic difference as described below (the “2014 Employment Agreements”). The 2014 Employment Agreements were effective as of April 1, 2014 for Messrs. Willis and Hardgrove and May 1, 2014 for Mr. McCormick and provide for initial terms of three years from the relevant effective dates, unless terminated by Messrs. Willis, McCormick and Hardgrove or by us.

Pursuant to the terms of the 2014 Employment Agreements, we agreed to pay Mr. Willis, Mr. McCormick and Mr. Hardgrove annual base salaries of $390,000, $225,000 and $250,000, respectively, subject to annual review. Messrs. Willis, McCormick and Hardgrove were eligible for performance-based annual cash incentive bonuses depending on the extent to which the applicable performance goals of the Company, which are to be established by our Compensation Committee or pursuant to a formal bonus plan, are achieved. Messrs. Willis and Hardgrove are eligible to receive annual cash incentive bonuses in an amount determined by our Compensation Committee or our board of directors and Mr. McCormick is initially eligible for a targeted cash bonus of up to 50% of his base salary as well as an agreed multiple thereof, as approved by our Compensation Committee. Messrs. Willis, McCormick and Hardgrove are also entitled to participate in all of our benefit plans and our equity-based compensation plans, which currently consists of our 2014 Long-Term Incentive Plan (the “LTIP”). Their agreements also provide for the accelerated vesting of all outstanding equity awards held by them upon the occurrence of a change of control of us.

Messrs. Willis, McCormick and Hardgrove are entitled to a level of paid vacation consistent with vacation afforded other similarly situated executives. Our company has agreed to reimburse Messrs. Willis, McCormick and Hardgrove for all expenses reasonably incurred in connection with the performance of their duties.

Pursuant to the terms of the 2014 Employment Agreements, Messrs. Willis, McCormick and Hardgrove have agreed that they will not, without the prior written consent of our company, during the term of each of their 2014 Employment Agreements or for as long as they receive any severance benefits following the expiration or termination of their employment, be engaged as an officer or executive of, or in any way be associated in a management or ownership capacity with, any business which is in direct competition with the business of our company. Further, Messrs. Willis, McCormick and Hardgrove have agreed they will not solicit, interfere with, accept any business from or render any services to anyone whom they know or should have reason to know is a client or prospective client of our company.

Our company may terminate Messrs. Willis, McCormick and Hardgrove at any time by delivery of a notice of termination. In the event of the death of Messrs. Willis, McCormick or Hardgrove, their respective employment automatically terminates. If our company determines in good faith that Mr. Willis, Mr. McCormick or Mr. Hardgrove has been absent from his duties for an aggregate of 180 days within any given period of 270 consecutive days as result of incapacity, despite any reasonable accommodation required by law, which will be permanent and continuous during the remainder of their life, we may give notice of our intention to terminate their respective employment. In this event, Messrs. Willis, McCormick or Hardgrove’s employment shall terminate on the thirtieth day after receipt of such notice, provided they have not returned to full-time performance of their duties. In either such cases of their death or disability, Messrs. Willis, McCormick and Hardgrove will be entitled to receive any accrued amounts of their base salary and a lump sum payment equal to 24 months of their base salary as of the date of their termination.

Messrs. Willis, McCormick and Hardgrove may terminate their employment for “Good Reason”, which includes: (A) the assignment of any duties inconsistent with such executive’s position; (B) the Company requiring such executive to be based at any office or location other than Nunica, Michigan and (C) any purported termination of such executive by the Company other than expressly permitted by their respective 2014 Employment Agreement. The 2014 Employment Agreements may be terminated for “Cause” for any of the following reasons:

•	Such executive, in bad faith or without reasonable belief that his actions are in the best interest of the Company, fails to perform substantially his duties under the relevant 2014 Employment Agreement;

•	Such executive, in bad faith or without reasonable belief that his actions are in the best interest of the Company, engages in illegal conduct or gross misconduct that is materially and demonstrably detrimental to the Company; or

•	Such executive is convicted of, or pleads nolo contendere to, any felony of theft, fraud, embezzlement or violent crime.

If Messrs. Willis, McCormick or Hardgrove terminates their employment for Good Reason or is terminated by the Company other than for Cause, the Company is required to pay such executive a lump sum consisting of their earned but unpaid base salary through the termination date, a pro-rata annual bonus, thirty-six months of base salary, and an amount equal to three times their annual bonus (which is unspecified under the terms of Messrs. Willis and Hardgrove’s agreements and is 100% of base salary in the case of Mr. McCormick). In addition, all stock options, stock appreciation rights, restricted stock and performance shares they hold will immediately vest and the Company will be required to pay the amount of any excise and income tax payments payable by such executive as a result of any payments of our common stock in settlement of accelerated stock options or stock appreciation rights.

Pursuant to the terms of the 2014 Employment Agreements, we have agreed to defend, indemnify and hold harmless Messrs. Willis, McCormick and Hardgrove if they are threatened or made a party to any action, suit or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that they are or were a director, officer or employee of our company.

Employment Agreement with Philip Anderson

On January 15, 2015, the Company entered into an employment agreement with Mr. Anderson. The employment agreement provides for an initial term of three years from the effective date with automatic two year extensions, unless terminated by Mr. Anderson or by the Company.

Pursuant to the terms of the employment agreement, the Company agreed to pay Mr. Anderson an annual base salary of $250,000, subject to annual review. Mr. Anderson is eligible for a targeted cash bonus of up to 50% of his base salary as well as an agreed multiple thereof, as approved by the Compensation Committee. Mr. Anderson is also entitled to participate in all of the Company’s benefit plans and equity-based compensation plans, which currently consists of the 2014 Long-Term Incentive Plan. The employment agreement also provides for the accelerated vesting of all outstanding equity awards held by Mr. Anderson upon the occurrence of a change of control of the Company.

Mr. Anderson also received 1,000,000 options, priced at $0.7095 per share to purchase shares of the Company’s common stock.  The options vest as follows: (i) 333,333 options are fully vested on the date of grant; (ii) 333,333 options vest on the first anniversary of the employment agreement; and (iii) the remaining 333,334 options vest on the second anniversary of the employment agreement; provided that Mr. Anderson must be employed by the Company on a vesting date in order to vest in that portion of the options. Once vested, the options shall remain exercisable throughout their ten year term, notwithstanding any termination of Mr. Anderson’s employment.

If Mr. Anderson terminates his employment for good reason, as defined in the Employment Agreement, or is terminated by the Company other than for cause, as defined in the employment agreement, the Company is required to pay him a lump sum consisting of his earned but unpaid base salary through the termination date, a pro-rata annual bonus, thirty-six months of base salary, and an amount equal to three times his annual bonus. In addition, all stock options, stock appreciation rights, restricted stock and performance shares he holds will immediately vest.

Employment Agreement with Daniel J. O’Neill

Effective as of March 17, 2015, the Company entered into an employment agreement with Mr. O’Neill. The employment agreement provides for an initial term of three years from the effective date with automatic two year extensions, unless terminated by Mr. O’Neill or by the Company.

Pursuant to the terms of the employment agreement, the Company agreed to pay Mr. O’Neill an annual base salary of $390,000, subject to annual review. Mr. O’Neill is eligible for a targeted cash bonus of up to 200%, as approved by the Compensation Committee, based on the achievement of objective metrics as approved by the Board of Directors, to be established no later than March 31st of each year. Mr. O’Neill is also entitled to participate in all of the Company’s benefit plans and equity-based compensation plans, which currently consists of the 2014 Long-Term Incentive Plan. The employment agreement also provides for the accelerated vesting of all outstanding equity awards held by Mr. O’Neill upon the occurrence of a change of control of the Company.

Mr. O’Neill also received 2,000,000 options, priced at $0.709 per share to purchase shares of the Company’s common stock.  The options vested in full on the date of grant, January 9, 2015, the date he was appointed by the board. The options remain exercisable throughout their ten year term, notwithstanding any termination of Mr. O’Neill’s employment.

If Mr. O’Neill terminates his employment for good reason, as defined in the employment agreement, or is terminated by the Company other than for cause, as defined in the employment agreement, the Company is required to pay him a lump sum consisting of his earned but unpaid base salary through the termination date, a pro-rata annual bonus, thirty-six months of base salary, and an amount equal to three times his annual bonus. In addition, all stock options, stock appreciation rights, restricted stock and performance shares he holds will immediately vest.

Outstanding Equity Awards at 2014 Fiscal Year End

The following table provides information relating to the unexercised options and stock awards that have not vested for the named executive officers as of December 31, 2014. Each award to each named executive is shown separately, with a footnote describing the award’s vesting schedule.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
Brent D. Willis	200,000	(1)	—	—	$3.75	6/25/18	—	—	$—		$—
James McCormick	—		—	—	$—		—	—	$66,667	(2)	$87,334	(3)
Robert Hartford	33,334	(4)	—	—	$3.75	7/9/18	—	—	$—		$—
Marc Hardgrove	—		—	—	—	—	—	—	$—		$—

(1)	100,000 options vested on December 31, 2013 and 100,000 options vested on December 31, 2014and have not been exercised.
(2)	These shares of restricted stock vest in three equal tranches on April 1, 2015, January 1, 2016 and April 1, 2016, if Mr. McCormick is employed with the Company on each of the respective vesting dates.
(3)	These shares of restricted stock had a market value of $87,334 on December 31, 2014, based on a closing market price for the Company’s shares of common stock of $1.31 on such date.
(4)	These options vested on December 31, 2014 and have not been exercised.

Director Compensation

We did not pay any compensation to our directors for the fiscal year ended December 31, 2014.

Pension Benefits

We do not have any defined pension plans.

Potential Payments upon Termination or Change in Control

Our executive employment agreements do not call for any potential payments upon the termination or change in control other than Messrs. O’Neill, Anderson and Mr. McCormick’s respective employment agreements. If Messrs. O’Neill, Anderson or McCormick terminates their employment for Good Reason or is terminated by the Company other than for Cause, the company is required to pay such executive a lump sum consisting of their earned but unpaid base salary through the termination date, a pro-rata annual bonus, thirty-six months of base salary, and an amount equal to three times their annual bonus (which is unspecified under the terms of Messrs. O’Neill and Anderson’s agreements and is 100% of base salary in the case of Mr. McCormick). In addition, all stock options, stock appreciation rights, restricted stock and performance shares they hold will immediately vest and the Company will be required to pay the amount of any excise and income tax payments payable by such executive as a result of any payments of our common stock in settlement of accelerated stock options or stock appreciation rights. In connection with a change of control of our company, Messrs. O’Neill, Anderson and McCormick are entitled to receive gross-up payments equal to any excise tax imposed by Section 4999 of the Internal Revenue Code on any payment by the Company to such executive.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 28, 2015 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding common stock; (b) all directors; (c) our executive officers, (d) all executive officers and directors as a group, and (e) each other stockholder selling shares in this offering. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of common stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 28, 2015. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 28, 2015 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors, officers and 5% shareholders is c/o Electronic Cigarettes International Group, Ltd., 14200 Ironwood Drive, Grand Rapids, Michigan 49534.

Name and address of beneficial owner:	Amount and Nature of Beneficial Ownership	Percent of class of Common Stock (1)
5% Stockholders:
None, other than certain persons listed under “Directors and Officers”.
Directors and Officers:
Daniel J. O’Neill (2)	16,464,141	20.10%
Chief Executive Officer, Executive Chairman, and Director
Philip Anderson (3)	2,484,458	3.66%
Chief Financial Officer and Secretary
James P. Geiskopf (4)	120,001	*
Director
Craig Colmar (5)	66,666	*
Director
David Karp (6)	66,666	*
Director
Directors and Officers as a group (5 persons):	19,135,266	22.62%

* Less than 1%

(1)	Based on 65,477,771 shares of Common Stock issued and outstanding as of April 28, 2015. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(2)	Includes 16,464,141 shares of common stock underlying options held by Mr. O’Neill that are presently exercisable. Mr. O’Neill also owns a convertible note which can be converted into 260,608 shares of common stock and warrants to purchase 260,608 shares of common stock. The convertible note cannot be converted and the warrants are not exercisable, however, to the extent that the number of shares of common stock if issued pursuant to such conversion or exercise would exceed, when aggregated with all other shares of common stock owned by Mr. O’Neill at such time, would result in his beneficially owning in excess of 4.99% of the then issued and outstanding shares of our common stock. Mr. O’Neill may increase this ownership cap on 61 days’ prior notice to us. As a result of this ownership cap, Mr. O’Neill beneficially owns 16,464,141 shares of our common stock. If Mr. O’Neill waived this ownership cap, he would beneficially own 16,985,357 shares of our common stock or approximately 20.60% of our outstanding common stock.
(3)	Includes 2,484,458 shares of common stock underlying options held by Mr. Anderson that are presently exercisable.
(4)	Includes 100,001 shares of common stock underlying options held by Mr. Geiskopf that are presently exercisable.
(5)	Includes 66,666 shares of common stock underlying options held by Mr. Colmar that are presently exercisable.
(6)	Includes 66,666 shares of common stock underlying options held by Mr. Karp that are presently exercisable.

Equity Compensation Plan Information as of December 31, 2014

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	540,000	$26.38	93,334	(3)
Equity compensation plans approved by security holders (2)	-	$-	1,138,509	(3)
Equity compensation plans not approved by security holders	-	-	-
	606,667	$26.38	1,231,843	(3)

(1)	Represents the shares authorized for issuance under the Electronic Cigarettes International Group, Ltd. 2013 Long-Term Stock Incentive Plan, which was approved by the Company’s shareholders on March 19, 2013. The maximum aggregate number of shares of Common Stock that may be issued under the Plan, including pursuant to stock options, stock awards and stock appreciation rights, is limited to 666,667 shares of Common Stock

(2)	Represents the shares authorized for issuance under the Electronic Cigarettes International Group, Ltd. 2014 Long-Term Incentive Plan, which was approved by the Company’s shareholders on April 10, 2014. The maximum aggregate number of shares of Common Stock that may be issued under the Plan, including Stock Options, Stock Awards, and Stock Appreciation Rights is limited to 10% of the shares of Common Stock outstanding on the first trading day of any fiscal year, or 1,205,176 shares for fiscal 2015.

(3)	As of January 1, 2015.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Our Board has adopted a written policy governing the approval of related party transactions that complies with all applicable SEC requirements. Our related parties include directors (including any nominee for election as a director), executive officers, 5% shareholders and the immediate family members of these persons. Our Chief Financial Officer, in consultation with other members of management and outside counsel, as appropriate, will review potential related party transactions to determine if they are subject to the policy. If so, the transaction will be referred to the Audit Committee of our Board of Directors for approval. In determining whether to approve a related party transaction, our Audit Committee will consider, among other factors, the fairness of the proposed transaction, the direct or indirect nature of the related party’s interest in the transaction, the appearance of an improper conflict of interests for any director or executive officer, taking into account the size of the transaction and the financial position of the related party, whether the transaction would impair an outside director’s independence, the acceptability of the transaction to our regulators and any possible violations of other of our corporate policies. Our Related Party Transactions Policy is available on our website at www.ecig.co.

Except as described below, during the past two years, there have been no transactions, whether directly or indirectly, between our company and any of our officers, directors, beneficial owners of more than 5% of our outstanding common stock or their family members, that exceeded $120,000.

Transactions with Brent Willis

As of December 31, 2013, Brent Willis, our former Chief Executive Officer and a former Director, had loans outstanding to our company in amounts totaling approximately $60,000 and Marc Hardgrove, our former President-Online Division, had loans outstanding to our company in amounts totaling approximately $388,166, including accrued interest of approximately $6,690 and $103,010, respectively. These payables accrued interest at a rate of 12% annually and were scheduled to mature on January 31, 2014. These notes were paid in full as of February 6, 2014.

In September 2013, the Company moved its operations from Ballground, Georgia to Nunica, Michigan and entered into a month-to-month agreement with a company related to Brent Willis to provide office and warehouse facilities, as well as administrative services to include a call center, order fulfillment, purchasing, inventory management and accounting for a monthly fee of approximately $21,000 per month. The agreement was terminated during September 2014.

Logistical and service support is provided by Versatile Wood Specialties (“Versatile”) and is owned by a relative of Brent Willis. Services have been benchmarked against other providers to ensure the costs are competitive. The relationship began in early 2014 and continues still today. There is no formal signed agreement in place. Services provided by Versatile in 2014 and 2013 totaled $532,000 and $0 respectively.

Transactions with William Fields

On December 30, 2013, we entered into a comprehensive partnership agreement with Fields Texas Limited LLC’s affiliate, E-Cig Acquisition Company LLC (“Fields Texas”) pursuant to which Fields Texas will act as our exclusive agent to secure sales and distribution agreements of our products with various retailers and distributors both in the United States and internationally. William R. Fields, a director of the Company from December 30, 2014 through March 6, 2015, beneficially owns 25% of Fields Texas. Fields Texas will also support our acquisition, product development, marketing, pricing and promotional efforts both in the United States and internationally. Upon the execution of the Partnership agreement, we issued Fields Texas warrants to purchase 465,000 shares of common stock at an exercise price of $135.75 per share which were immediately exercisable.  Subsequently, Fields Texas assigned a portion of their warrants to an unaffiliated third party and the remainder as a pro-rata distribution to its members. Pursuant to the protective down round provision contained in the warrant, as further described below, following the completion of our subsequent private offerings of convertible notes, warrants and shares of our common stock described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, as of December 31, 2014, the exercise price of the warrants had adjusted to $0.75 per share and the number of shares currently subject to purchase was increased to 39,980,535 shares of common stock. This followed the exchange by one of the Fields Texas members of all of its warrants for 5-year warrants to purchase 2,000,000 shares of Common Stock at an exercise price of $0.75, on December 31, 2014.  The Company issued 26,967 shares on April 17, 2014 from a partial exercise by the unaffiliated third party of warrants that Fields Texas had assigned to it. The Company issued 15,241 shares on November 3, 2014, from a partial exercise of warrants by one of the Fields Texas members. On November 25, 2014, the Company issued 37,861 shares in exchange for the cancelation of all of the warrants held by one of the Fields Texas members. In January 2015, Fields Texas members holding warrants to purchase 39,980,535 shares amended their warrants to remove the protective down round position, fix the exercise price of the warrants at $0.75 and the number of shares issuable at 2,000,000. Following the cancellation by one of the Fields Texas members of warrants to purchase 1,000,000 shares in March 2015, as of March 31, 2015, the members of Fields Texas held in the aggregate warrants to purchase 3,000,000 shares at an exercise price of $0.75. The Company also paid Fields Texas a $200,000 development fee to offset initial start-up costs and expenses.

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

On April 28, 2014, the Company entered into an advisory agreement with Fields Texas Limited LLC (“FTX”), to provide various advisory services, which agreement was terminated on September 4, 2014. William R. Fields, one of our former directors, owns 100% of FTX. Pursuant to the advisory agreement, the Company was obligated to pay FTX a fee equal to 3% of the total purchase price paid in connection with our VIP and Hardwire acquisitions for advice provided in connection with such acquisitions. Fields Texas did not receive a 5% facilitation fee relating to the VIP or Hardwire acquisitions. To date, we have paid FTX fees of $270,000 in connection with the VIP acquisition and $150,000 in connection with the Hardwire acquisition and will pay FTX an additional $330,000 as a fee upon our repayment of the VIP Promissory Notes described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Transactions with Hardwire

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

Transactions with Vapestick management

At December 31, 2012, a director of Vapestick owed $27,116 to Vapestick. There were no stated terms on the advance provided to the director. This was paid back January 9, 2014, at the closing of our acquisition of Vapestick.

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

Director Independence

Although our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based on the above qualifications, we have determined that Craig Colmar, David Karp and James Gieskopf are all independent directors.

Item 14.   Principal Accounting Fees and Services.

On April 1, 2014, the Company dismissed Accell Audit & Compliance, P.A. (“Accell”) as the Company’s independent registered public accounting firm and engaged McGladrey LLP (“McGladrey”) as its registered public accounting firm, effective April 1, 2014. On January 8, 2015, the Company dismissed McGladrey as the Company’s independent registered public accounting firm.  On January 15, 2015, the Company agreed to engage Rehmann Robson LLC (“Rehmann”) as its registered public accounting firm, effective January 15, 2015

Principal Accounting Fees

The following table presents aggregate fees for professional services rendered by Accell, McGladrey, and Rehmann for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2014 and 2013.

	For the Year Ended December 31,
	2014	2013
Audit fees (1)	$2,005,166	$294,641
Audit- related fees (2)	695,904	-
Tax fees (3)	110,004	-
All other fees (4)	476,797	-
Total fees	$3,287,871	$294,641

(1)	Audit fees were for professional services rendered for the audits of the financial statements of the Company, assistance with review of documents filed with the Securities and Exchange Commission, consents, and other assistance required to be performed by our independent registered public account firm.
(2)	Audit-related fees were for professional services rendered relating to the acquisitions done by the Company in 2014, including due diligence, consulting and audits of the target companies.
(3)	Tax fees were for professional services rendered in conjunction with international tax planning and corporate tax planning.
(4)	Other fees were for professional services rendered and consents issued related to our registration statements.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services. The Chairman of the Audit Committee has been delegated the authority by the Committee to pre-approve interim services by the independent auditors other than the annual audit. The Chairman must report all such pre-approvals to the entire Audit Committee at the next Committee meeting.

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

Exhibit No.	Description of Exhibit
2.1	Share Exchange Agreement dated April 2, 2013 among our Company, Victory Electronic Cigarettes, Inc. and the shareholders of Victory Electronic Cigarettes, Inc. (1)
2.2	Share Exchange Agreement by and among Victory Electronic Cigarettes Corporation, Vapestick Holdings Ltd., and all the shareholders of Vapestick Holdings Ltd., dated December 15, 2013. (2)

2.3	Agreement and Plan of Merger by and among Victory Electronic Cigarettes Corporation, VCIG LLC, FIN Electronic Cigarette Corporation, Inc. and Elliot B. Maisel as Representative, dated February 12, 2014 (3)
2.4	Exchange Agreement by and between Victory Electronic Cigarettes Corporation and the MHL Shareholders, dated as of April 22, 2014. (11)
2.5	Agreement to Buy the Shares in Ten Motives Limited and 10 Motives Limited by and between Victory Electronic Cigarettes Corporation, E-Cigs UK Holding Company Limited, and the Ten Motives Shareholders, dated as of May 30, 2014.(17)
3.1(i)	Articles of Incorporation (4)
3.1(i)(a)	Articles of Merger (5)
3.1(i)(b)	Amendment to Articles of Incorporation(6)
3.1(i)(c)	Amendment to Articles of Incorporation(20)
3.1(i)(d)	Amendment to Articles of Incorporation(34)
3.1(ii)	Bylaws (4)
4.1	Form of Convertible Note issued in January 2013 offering (7)
4.2	Form of Warrant issued in January 2013 Offering (7)
4.3	Form of Convertible Note dated November 4, 2013 (8)
4.4	Form of Warrant issued to E-Cig Acquisition Company LLC and William R. Fields (9)
4.5	Form of 15% Senior Secured Convertible Promissory Note issued in offerings in January and February 2014 (10)
4.6	Form of Warrant issued in offerings in January and February 2014 (10)
4.7	Form of 6% Secured Convertible Promissory Note issued in offering on April 22, 2014(11)
4.8	Form of Amendment to 6% Convertible Note dated June 3, 2014(18)
4.9	Form of Amendment No. 2 to 6% Convertible Note dated August 20, 2014(25)
4.10	Form of Amendment No. 3 to 6% Convertible Note dated October 15, 2014(26)
4.11	Form of Warrant from April 30, 2014 offering(12)
4.12	Form of Agent Warrant (13)
4.13	4% Exchange Convertible Note dated May 30, 2014(23)
4.14	4% Convertible Note dated May 30, 2014(17)
4.15	Form of 12% Convertible Notes dated July 17, 2014(24)
4.16	Form of Warrant dated July 17, 2014(24)
4.17	Form of December 12% Convertible Note (28)
4.18	Form of 10% Convertible Note issued in January 14, 2015 offering (29)
4.19	Form of January 12% Convertible Note issued in January 16, 2015 offering (30)
4.20	Form February 12% Convertible Note issued in February 2015 offering (32)
4.21	Form of Warrant issued in February 2015 offering (32)
4.22	Form March 12% Convertible Note issued in March 2015 offering (33)
4.23	Form of Warrant issued in March 2015 offering (33)
4.24	Form of Prepaid Warrant issued in March 13, 2015 exchange (33)
10.1	$200,000 Debenture dated January 31, 2013 issued by Victory Electronic Cigarettes LLC in favor of our company (2)
10.2	Security Agreement dated March 25, 2013 but effective as of January 31, 2013 between Victory Electronic Cigarettes Inc. as debtor and our company as secured party (2)
10.3	Return To Treasury Agreement dated June 18, 2013 between our company and Stephen Brady (14)
10.4	Non-Broker Private Placement Agreement dated May 1, 2013 between our company and Wolverton Securities Ltd. (14)
10.5	General Financial Advisory Agreement dated June 21, 2013 between our company and Wolverton Securities Ltd. (14)
10.6	Promissory Note with Brent Willis (15)
10.7	Promissory Note with Marc Hardgrove (15)
10.8	Promissory Note with David Martin (15)
10.9	Sales and Consulting Agreement by and among Victory Electronic Cigarettes Corporation and E-Cig Acquisition Company LLC, dated December 30, 2013 (9)
10.10	Form of Securities Purchase Agreement from offerings in January and February 2014 (10)
10.11	Form of Registration Rights Agreement from offerings in January and February 2014 (10)
10.12	Form of Security Agreement from offerings in January and February 2014 (10)

10.13	Form of Amended and Restated Promissory Notes dated February 28, 2014 (23)
10.14	Form of Registration Rights Agreement entered into by and among Victory Electronic Cigarettes Corporation and the FIN shareholders dated February 28, 2014 (10)
10.15	Form of Promissory Notes dated April 22, 2014(11)
10.16	Form of Registration Rights Agreement entered into with MHL Shareholders dated April 22, 2014(11)
10.17	MHL Shareholders Guarantee (11)
10.18	Security Agreement entered into between MHL and the MHL Shareholders(11)
10.19	Form of Securities Purchase Agreement from April 22, 2014 offering(11)
10.20	Form of Amendment to Securities Purchase Agreement dated June 3, 2014(18)
10.21	Form of Amendment No. 2 to Securities Purchase Agreement dated August 20, 2014(25)
10.22	Form of Amendment No. 3 to Securities Purchase Agreement dated October 15, 2014(26)
10.23	Form of Registration Rights Agreement from April 22, 2014 offering(11)
10.24	Form of Amendment to Registration Rights Agreement dated June 3, 2014(18)
10.25	Form of Amendment No. 2 to Registration Rights Agreement dated October 15, 2014(26)
10.26	Purchasers Guarantee from April 22, 2014 offering(11)
10.27	Security Agreement entered into between MHL and purchasers from April 22, 2014 offering(11)
10.28	Pledge and Security Agreement entered into between the Company and purchasers from October 15, 2014 offering(26)
10.29	Share Charge entered into with purchasers from April 22, 2014 offering(11)
10.30	Intercreditor Agreement(11)
10.31	Amendment to Intercreditor Agreement(18)
10.32	Second Amendment to Intercreditor Agreement (27)
10.33	Third Amendment to Intercreditor Agreement(26)
10.34	Form of Securities Purchase Agreement for April 30, 2014, June 19, 2014 and July 16, 2014 offering(12)
10.35	Form of Registration Rights Agreement for April 30, 2014, June 19, 2014 and July 16, 2014 offering(19)
10.36	Exchange Agreement dated May 30, 2014(24)
10.37	Purchase Agreement dated May 30, 2014(17)
10.38	Asset Purchase Agreement entered into on July 2, 2014 (21)
10.39	Securities Purchase Agreement entered into on July 3, 2014(21)
10.40	Voting Agreement entered into on July 15, 2014 (22)
10.41	Registration Rights Agreement entered into with Man FinCo on July 15, 2014 (22)
10.42	Registration Rights Agreement entered into with sellers of Hardwire on July 16, 2014 (22)
10.43	Form of Exchange Agreement dated July 17, 2014(24)
10.44	Advisory Agreement by and among Fields Texas Limited LLC and the Company dated April 28, 2014(25)
10.45	Termination Agreement of Advisory Agreement with Fields Texas Limited LLC(25)
10.46	Form of Securities Purchase Agreement for December 2014 offering(28)
10.47	Form of Securities Purchase Agreement for January 14, 2015 offering(29)
10.48	Form of Securities Purchase Agreement for January 16, 2015 offering(30)
10.49	Form of Securities Purchase Agreement for February 2015 offering(32)
10.50	Form of Securities Purchase Agreement for March 2015 offering(33)
10.51	Form of Exchange Agreement for March 13, 2015 exchange (33)
10.52	Form of 0.04% Unsecured Promissory Note dated March 13, 2014(33)
10.53 †	Employment Agreement with Brent Willis dated June 25, 2013. (14)
10.54 †	Employment Agreement with Marc Hardgrove dated June 25, 2013. (14)
10.55 †	Employment Agreement with Robert Hartford dated July 9, 2013 (16)
10.56†	Amended and Restated Employment Agreement with Brent Willis dated August 22, 2014(25)
10.57†	Amended and Restated Employment Agreement with Marc Hardgrove dated August 22, 2014(25)
10.58†	Employment Agreement with James McCormick dated August 22, 2104(25)
10.59†	Employment Agreement with Philip Anderson, dated January 15, 2015 (31)
10.60†	Employment Agreement with Daniel J. O’Neill, dated March 17, 2015
10.61†	2013 Stock Option Plan (13)
10.62†	2014 Stock Option Plan (23)

14.1*	Code of Ethics
21.1	List of Subsidiaries (23)
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

* Previously filed on the Original 10-K.

** Previously filed on Amendment No. 1.

† Management contract or compensatory plan or arrangement.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on April 5, 2013.
(2)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on March 31, 2014.
(3)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on February 19, 2014.
(4)	Filed as an Exhibit on Registration Statement on Form SB-2 with the SEC on May 15, 2007.
(5)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 18, 2013.
(6)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on April 11, 2014.
(7)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on February 6, 2013.
(8)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on November 14, 2013.
(9)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 6, 2014.
(10)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 6, 2014.
(11)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on April 29, 2014
(12)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on May 6, 2014.
(13)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 17, 2014.
(14)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 28, 2013.
(15)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 21, 2013.
(16)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 12, 2013.
(17)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 5, 2014.
(18)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 9, 2014.
(19)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 24, 2014.
(20)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 9, 2014.
(21)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 10, 2014.
(22)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 18, 2014.
(23)	Filed as an Exhibit on Registration Statement on Form S-1/A with the SEC on July 2, 2014.
(24)	Filed as an Exhibit on Registration Statement on Form S-1/A with the SEC on July 28, 2014.
(25)	Filed as an Exhibit on Registration Statement on Form S-1/A with the SEC on September 8, 2014.
(26)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on October 21, 2014.
(27)	Filed as an Exhibit on Registration Statement on Form S-1/A with the SEC on October 23, 2014.
(28)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on December 29, 2014.
(29)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 14, 2015.
(30)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 22, 2015.
(31)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 22, 2015.
(32)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 4, 2015.
(33)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 17, 2015.
(34)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 24, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Date: April 30, 2015	By:	/s/ Daniel J. O’Neill
Daniel J. O’Neill
Chief Executive Officer and Executive Chairman (Principal Executive Officer)

Date: April 30, 2015	By:	/s/ Philip Anderson
Philip Anderson
Chief Financial Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 30, 2015	By:	/s/ Daniel J. O’Neill
Daniel J. O’Neill
Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)

Date: April 30, 2015	By:	/s/Philip Anderson
Philip Anderson
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: April 30, 2015	By:	/s/ James P. Geiskopf
James P. Geiskopf
Director

Date: April 30, 2015	By:	/s/ Craig Colmar
Craig Colmar
Director

Date: April 30, 2015	By:	/s/ David Karp
David Karp
Director

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Share Exchange Agreement dated April 2, 2013 among our Company, Victory Electronic Cigarettes, Inc. and the shareholders of Victory Electronic Cigarettes, Inc. (1)
2.2	Share Exchange Agreement by and among Victory Electronic Cigarettes Corporation, Vapestick Holdings Ltd., and all the shareholders of Vapestick Holdings Ltd., dated December 15, 2013. (2)
2.3	Agreement and Plan of Merger by and among Victory Electronic Cigarettes Corporation, VCIG LLC, FIN Electronic Cigarette Corporation, Inc. and Elliot B. Maisel as Representative, dated February 12, 2014 (3)
2.4	Exchange Agreement by and between Victory Electronic Cigarettes Corporation and the MHL Shareholders, dated as of April 22, 2014. (11)
2.5	Agreement to Buy the Shares in Ten Motives Limited and 10 Motives Limited by and between Victory Electronic Cigarettes Corporation, E-Cigs UK Holding Company Limited, and the Ten Motives Shareholders, dated as of May 30, 2014.(17)
3.1(i)	Articles of Incorporation (4)
3.1(i)(a)	Articles of Merger (5)
3.1(i)(b)	Amendment to Articles of Incorporation(6)
3.1(i)(c)	Amendment to Articles of Incorporation(20)
3.1(i)(d)	Amendment to Articles of Incorporation(34)
3.1(ii)	Bylaws (4)
4.1	Form of Convertible Note issued in January 2013 offering (7)
4.2	Form of Warrant issued in January 2013 Offering (7)
4.3	Form of Convertible Note dated November 4, 2013 (8)
4.4	Form of Warrant issued to E-Cig Acquisition Company LLC and William R. Fields (9)
4.5	Form of 15% Senior Secured Convertible Promissory Note issued in offerings in January and February 2014 (10)
4.6	Form of Warrant issued in offerings in January and February 2014 (10)
4.7	Form of 6% Secured Convertible Promissory Note issued in offering on April 22, 2014(11)
4.8	Form of Amendment to 6% Convertible Note dated June 3, 2014(18)
4.9	Form of Amendment No. 2 to 6% Convertible Note dated August 20, 2014(25)
4.10	Form of Amendment No. 3 to 6% Convertible Note dated October 15, 2014(26)
4.11	Form of Warrant from April 30, 2014 offering(12)
4.12	Form of Agent Warrant (13)
4.13	4% Exchange Convertible Note dated May 30, 2014(23)
4.14	4% Convertible Note dated May 30, 2014(17)
4.15	Form of 12% Convertible Notes dated July 17, 2014(24)
4.16	Form of Warrant dated July 17, 2014(24)
4.17	Form of December 12% Convertible Note (28)
4.18	Form of 10% Convertible Note issued in January 14, 2015 offering (29)
4.19	Form of January 12% Convertible Note issued in January 16, 2015 offering (30)
4.20	Form February 12% Convertible Note issued in February 2015 offering (32)
4.21	Form of Warrant issued in February 2015 offering (32)
4.22	Form March 12% Convertible Note issued in March 2015 offering (33)
4.23	Form of Warrant issued in March 2015 offering (33)
4.24	Form of Prepaid Warrant issued in March 13, 2015 exchange (33)
10.1	$200,000 Debenture dated January 31, 2013 issued by Victory Electronic Cigarettes LLC in favor of our company (2)
10.2	Security Agreement dated March 25, 2013 but effective as of January 31, 2013 between Victory Electronic Cigarettes Inc. as debtor and our company as secured party (2)
10.3	Return To Treasury Agreement dated June 18, 2013 between our company and Stephen Brady (14)
10.4	Non-Broker Private Placement Agreement dated May 1, 2013 between our company and Wolverton Securities Ltd. (14)
10.5	General Financial Advisory Agreement dated June 21, 2013 between our company and Wolverton Securities Ltd. (14)
10.6	Promissory Note with Brent Willis (15)

10.7	Promissory Note with Marc Hardgrove (15)
10.8	Promissory Note with David Martin (15)
10.9	Sales and Consulting Agreement by and among Victory Electronic Cigarettes Corporation and E-Cig Acquisition Company LLC, dated December 30, 2013 (9)
10.10	Form of Securities Purchase Agreement from offerings in January and February 2014 (10)
10.11	Form of Registration Rights Agreement from offerings in January and February 2014 (10)
10.12	Form of Security Agreement from offerings in January and February 2014 (10)
10.13	Form of Amended and Restated Promissory Notes dated February 28, 2014 (23)
10.14	Form of Registration Rights Agreement entered into by and among Victory Electronic Cigarettes Corporation and the FIN shareholders dated February 28, 2014 (10)
10.15	Form of Promissory Notes dated April 22, 2014(11)
10.16	Form of Registration Rights Agreement entered into with MHL Shareholders dated April 22, 2014(11)
10.17	MHL Shareholders Guarantee (11)
10.18	Security Agreement entered into between MHL and the MHL Shareholders(11)
10.19	Form of Securities Purchase Agreement from April 22, 2014 offering(11)
10.20	Form of Amendment to Securities Purchase Agreement dated June 3, 2014(18)
10.21	Form of Amendment No. 2 to Securities Purchase Agreement dated August 20, 2014(25)
10.22	Form of Amendment No. 3 to Securities Purchase Agreement dated October 15, 2014(26)
10.23	Form of Registration Rights Agreement from April 22, 2014 offering(11)
10.24	Form of Amendment to Registration Rights Agreement dated June 3, 2014(18)
10.25	Form of Amendment No. 2 to Registration Rights Agreement dated October 15, 2014(26)
10.26	Purchasers Guarantee from April 22, 2014 offering(11)
10.27	Security Agreement entered into between MHL and purchasers from April 22, 2014 offering(11)
10.28	Pledge and Security Agreement entered into between the Company and purchasers from October 15, 2014 offering(26)
10.29	Share Charge entered into with purchasers from April 22, 2014 offering(11)
10.30	Intercreditor Agreement(11)
10.31	Amendment to Intercreditor Agreement(18)
10.32	Second Amendment to Intercreditor Agreement (27)
10.33	Third Amendment to Intercreditor Agreement(26)
10.34	Form of Securities Purchase Agreement for April 30, 2014, June 19, 2014 and July 16, 2014 offering(12)
10.35	Form of Registration Rights Agreement for April 30, 2014, June 19, 2014 and July 16, 2014 offering(19)
10.36	Exchange Agreement dated May 30, 2014(24)
10.37	Purchase Agreement dated May 30, 2014(17)
10.38	Asset Purchase Agreement entered into on July 2, 2014 (21)
10.39	Securities Purchase Agreement entered into on July 3, 2014(21)
10.40	Voting Agreement entered into on July 15, 2014 (22)
10.41	Registration Rights Agreement entered into with Man FinCo on July 15, 2014 (22)
10.42	Registration Rights Agreement entered into with sellers of Hardwire on July 16, 2014 (22)
10.43	Form of Exchange Agreement dated July 17, 2014(24)
10.44	Advisory Agreement by and among Fields Texas Limited LLC and the Company dated April 28, 2014(25)
10.45	Termination Agreement of Advisory Agreement with Fields Texas Limited LLC(25)
10.46	Form of Securities Purchase Agreement for December 2014 offering(28)
10.47	Form of Securities Purchase Agreement for January 14, 2015 offering(29)
10.48	Form of Securities Purchase Agreement for January 16, 2015 offering(30)
10.49	Form of Securities Purchase Agreement for February 2015 offering(32)
10.50	Form of Securities Purchase Agreement for March 2015 offering(33)
10.51	Form of Exchange Agreement for March 13, 2015 exchange (33)
10.52	Form of 0.04% Unsecured Promissory Note dated March 13, 2014(33)
10.53 †	Employment Agreement with Brent Willis dated June 25, 2013. (14)
10.54 †	Employment Agreement with Marc Hardgrove dated June 25, 2013. (14)
10.55 †	Employment Agreement with Robert Hartford dated July 9, 2013 (16)

10.56†	Amended and Restated Employment Agreement with Brent Willis dated August 22, 2014(25)
10.57†	Amended and Restated Employment Agreement with Marc Hardgrove dated August 22, 2014(25)
10.58†	Employment Agreement with James McCormick dated August 22, 2104(25)
10.59†	Employment Agreement with Philip Anderson, dated January 15, 2015 (31)
10.60†	Employment Agreement with Daniel J. O’Neill, dated March 17, 2015
10.61†	2013 Stock Option Plan (13)
10.62†	2014 Stock Option Plan (23)
14.1*	Code of Ethics
21.1	List of Subsidiaries (23)
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* Previously filed on the Original 10-K.

** Previously filed on Amendment No. 1.

† Management contract or compensatory plan or arrangement.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on April 5, 2013.
(2)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on March 31, 2014.
(3)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on February 19, 2014.
(4)	Filed as an Exhibit on Registration Statement on Form SB-2 with the SEC on May 15, 2007.
(5)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 18, 2013.
(6)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on April 11, 2014.
(7)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on February 6, 2013.
(8)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on November 14, 2013.
(9)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 6, 2014.
(10)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 6, 2014.
(11)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on April 29, 2014
(12)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on May 6, 2014.
(13)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 17, 2014.
(14)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 28, 2013.
(15)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 21, 2013.
(16)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 12, 2013.
(17)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 5, 2014.
(18)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 9, 2014.
(19)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 24, 2014.
(20)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 9, 2014.
(21)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 10, 2014.
(22)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 18, 2014.
(23)	Filed as an Exhibit on Registration Statement on Form S-1/A with the SEC on July 2, 2014.
(24)	Filed as an Exhibit on Registration Statement on Form S-1/A with the SEC on July 28, 2014.
(25)	Filed as an Exhibit on Registration Statement on Form S-1/A with the SEC on September 8, 2014.
(26)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on October 21, 2014.

(27)	Filed as an Exhibit on Registration Statement on Form S-1/A with the SEC on October 23, 2014.
(28)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on December 29, 2014.
(29)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 14, 2015.
(30)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 22, 2015.
(31)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 22, 2015.
(32)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 4, 2015.
(33)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 17, 2015.
(34)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 24, 2015.