Form 10-Q
period 2015-03-31
Electronic Cigarettes International Group, Ltd.
filed 2015-05-19
CIK 1398702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☑

The number of shares of the Registrant’s common stock outstanding as of May 15, 2015 is 70,482,486.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2015

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Consolidated Balance Sheets

	Unaudited
	March 31,	December 31,
	2015	2014

Assets
Current assets:
Cash	$1,021,281	$2,099,475
Accounts receivable, net	3,768,235	4,091,374
Inventory, net	5,053,040	6,651,210
Prepaid expenses	2,911,297	3,519,397
Deposit	-	2,251,250
Other current assets	-	18,356
Total current assets	12,753,853	18,631,062

Goodwill	55,442,678	56,658,457
Other intangible assets, net	50,474,454	54,693,079
Property and equipment, net	2,139,937	1,848,548
Total assets	$120,810,922	$131,831,146

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$23,022,136	$22,411,444
Current portion of borrowed debt	54,246,900	57,917,913
Line of credit	66,186	402,995
Derivative liability	36,237,073	40,090,977
Warrant liability	67,906,317	123,897,915
Other liabilities	1,574,070	1,578,811
Total current liabilities	183,052,682	246,300,055

Warrant liability	38,903,539	-
Deferred income taxes	5,186,522	5,412,779
Total liabilities	227,142,743	251,712,834

Stockholders' deficit
Common stock, $.001 par value; 300,000,000 and 100,000,000 shares authorized, 36,046,184 and 12,051,762 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	36,046	12,052
Additional paid-in capital	368,649,312	284,328,117
Accumulated deficit	(470,371,089)	(402,868,006)
Accumulated other comprehensive loss	(4,646,090)	(1,353,851)
Total stockholders' deficit	(106,331,821)	(119,881,688)
Total liabilities and stockholders' deficit	$120,810,922	$131,831,146

See accompanying notes to consolidated financial statements.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Unaudited Consolidated Statements of Operations and Comprehensive Loss

	Three Months
	Ended March 31,
	2015	2014

Revenues
Net internet sales	$2,852,451	$282,219
Net retail and wholesale revenues	8,239,424	3,856,321
Total revenues	11,091,875	4,138,540

Cost of goods sold	5,830,122	2,781,667
Gross profit	5,261,753	1,356,873

Operating expenses
Distribution, marketing and advertising	3,414,198	1,106,535
Selling, general and administrative	19,487,939	6,279,372
Loss on sale of asset	42,417	-
Advisory agreement warrants	-	50,164,350
Total operating expenses	22,944,554	57,550,257

Loss from operations	(17,682,801)	(56,193,384)

Other (expense) income
Fair value in excess of proceeds on convertible notes	(66,434,368)	(29,215,500)
Warrant fair value adjustment	(6,989,009)	-
Derivative fair value adjustment	30,738,894	-
Loss on extinguishment of debt	(128,383)	-
Gain on extinguishment of warrants	32,401,137	-
Interest expense, net	(39,156,516)	(1,002,576)
Other expense, net	(49,568,245)	(30,218,076)

Loss before income taxes	(67,251,046)	(86,411,460)

Income taxes	(252,037)	-
Net loss	$(67,503,083)	$(86,411,460)

Other comprehensive (loss) income	(3,292,239)	1,309,146
Comprehensive loss	$(70,795,322)	$(85,102,314)

Net loss per common share:
Basic	$(3.49)	$(20.38)
Diluted	$(3.49)	$(20.38)

Weighted average number of common shares outstanding
Basic	19,366,717	4,239,702
Diluted	19,366,717	4,239,702

See accompanying notes to  consolidated financial statements.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Unaudited Consolidated Statement of Stockholders' Deficit

					Accumulated
					other
	Common stock		Additional	Accumulated	comprehensive	Total stockholders'
	Shares	Amount	paid-in capital	deficit	loss	deficit
Balance at December 31, 2014	12,051,762	$12,052	$284,328,117	$(402,868,006)	$(1,353,851)	$(119,881,688)

Conversion of notes	12,023,950	12,024	12,237,937	-	-	12,249,961

Cancellation of related party stock warrants	-	-	44,229,723	-	-	44,229,723

Shares issued for professional services	6,667	7	5,393	-	-	5,400

Stock based compensation	-	-	9,877,922	-	-	9,877,922

Return of shares in settlement agreement	(19,500)	(20)	20	-	-	-

Exercise of stock warrants	11,983,305	11,983	17,970,200	-	-	17,982,183

Net loss	-	-	-	(67,503,083)	-	(67,503,083)

Foreign currency translation gain	-	-	-	-	(3,292,239)	(3,292,239)

Balance at March 31, 2015	36,046,184	$36,046	$368,649,312	$(470,371,089)	$(4,646,090)	$(106,331,821)

See accompanying notes to consolidated financial statements.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Unaudited Consolidated Statements of Cash Flows

	Three Months
	Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(67,503,083)	$(86,411,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	209,000	1,234,372
Loss on sale of asset	42,417	-
Amortization of intangible assets	2,086,548	-
Amortization of debt discount	10,480,343	-
Deferred income tax benefit	(226,257)	-
Other stock based compensation	9,877,922	44,688
Issuance of warrants for interest expense payment	24,445,103	-
Issuance of warrants for advisory fees	-	76,651,843
Warrant fair value adjustment	6,989,009	-
Derivative fair value adjustment	(30,738,894)	-
Loss on extinguishment of debt	128,383	-
Gain on extinguishment of warrants	(32,401,137)	-
Fair value in excess of financing proceeds	66,434,368	-
Bad debt expense	50,000	-
Loss on conversion of notes	810,394	-
Common stock issued for professional services	5,400	-

Changes in operating assets and liabilities:
Accounts receivable	273,139	(2,589,093)
Inventory	1,598,170	2,027,270
Other prepaid expenses, deposit, advances	2,859,349	(295,349)
Other current assets	18,356	(103,956)
Accounts payable and accrued expenses	610,692	3,084,316
Other liabilities	(4,741)	(73,224)
Net cash used in operating activities	(3,955,519)	(6,540,649)

Cash flows from investing activities:
Purchases of property and equipment	(30,437)	(21,206)
Acquisition of businesses, net of cash acquired	-	(15,490,289)
Net cash used in investing activities	(30,437)	(15,511,495)

Cash flows from financing activities:
Revolving line of credit payments, net	(335,462)	(85,825)
Proceeds from issuance of debt	6,885,823	26,275,000
Payments on convertible notes	-	(450,000)
Payments on debt	(3,197,831)	-
Deferred financing and offering costs	-	(2,043,965)
Proceeds from exercise of stock options and warrants	11,983	125,000
(Repayments) advances from related party, net	-	(448,166)
Net cash provided by financing activities	3,364,513	23,326,467

Effect of exchange rate changes on cash	(456,751)	716,158

Net change in cash	(1,078,194)	1,990,481
Cash at beginning of the period	2,099,475	2,081,963
Cash at end of the period	$1,021,281	$4,072,444

See accompanying notes to  consolidated financial statements.

5

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Unaudited Consolidated Statements of Cash Flows - Continued

	Three Months
	Ended March 31,
	2015	2014

Supplementary Cash Flow Information
Cash paid for interest	$28,217	$519,122

Disclosure of Non-Cash Transactions
Derivatives in financing transactions	$85,249,562	$-
Shares issued for trademark	$-	$135,000
Conversion of convertible promissory notes	$-	$200,000

See accompanying notes to  consolidated financial statements.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2015

(unaudited)

1.           BASIS OF PRESENTATION AND RECENT DEVELOPMENTS

The accompanying condensed consolidated balance sheet of Electronic Cigarettes International Group, Ltd. (formerly Victory Electronic Cigarettes Corporation) and its consolidated subsidiaries, (“ECIG” or the “Company”) as of December 31, 2014, which was derived from the Company’s audited financial statements as of December 31, 2014, and our accompanying unaudited condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments considered necessary for a fair presentation have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). Our financial condition as of, and operating results for the three-month period ended, March 31, 2015 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2015.

Recent Developments and Subsequent Events

Refinancing

Credit Agreements

On April 27, 2015, the Company, entered into (i) a Credit Agreement (the “Lead Lender Credit Agreement”) with an institutional investor (the “Lead Lender”) and (ii) a Credit Agreement (the “Additional Lender Credit Agreement”, and together with the Lead Lender Credit Agreement, the “Credit Agreements”) with various other lenders (the “Additional Lenders” and together with the Lead Lender, the “Lenders”) on substantially identical terms, pursuant to which the Lenders made term loans (“Term Loans”) to the Company in the aggregate principal amount of $41,214,225.

The Term Loans mature on April 28, 2018 (the “Maturity Date”) and bear interest on the outstanding principal balance at the rate of 12% per annum and are evidenced by Term Notes (the “Term Notes”). Commencing on the last business day of October 2016, the Company is required to repay $600,000 of the principal of the Lead Lender’s Term Loan and $100,000 of the aggregate principal of the Additional Lenders’ Term Loan, on the last business day of each month prior to the Maturity Date. All Term Loans not previously paid shall be due and payable, together with accrued and unpaid interest thereon. The Credit Agreements are secured by a first priority security interest in all of the present and future assets of the Company. In addition, the Company pledged all of its equity interests in its subsidiaries as security for its obligations under the Credit Agreements.

The Credit Agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, enter into sale and leaseback transactions, merge or consolidate, dispose of property or assets, make investments or loans, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, engage in any business other than its current business, undergo a change of control, or issue equity interests, in each case subject to customary exceptions. In addition, the Credit Agreement contains customary events of default that entitle the Lenders to cause any or all of the Company’s indebtedness under the Credit Agreements to become immediately due and payable. The events of default include, among others, non-payment, inaccuracy of representations and warranties, covenant defaults by the Company or any subsidiary, commencement or filing of a petition for relief under any federal or state bankruptcy, insolvency or receivership law or the appointment of a receiver or trustee for the assets of the Company or any subsidiary, or entry of one or more judgments against the Company (i) in excess of $1,000,000 or (ii) for injunctive relief and has resulted or could result in a material adverse effect (as defined in the Credit Agreements). Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 2% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Credit Agreements.

Commencing on April 27, 2017, at the Company’s option, the Company may prepay the outstanding principal balance of the Term Loans in whole or in part, subject to a 4% prepayment premium. All prepayments are to be accompanied by accrued and unpaid interest on the principal amount to be prepaid.

The proceeds of the Term Loans of $41.2 million will be used to repay certain indebtedness of the Company in the amount of $35.7 million and for working capital and other general corporate purposes of $5.5 million.

Guarantee and Collateral Agreements

The obligations of the Company under the Credit Agreements are guaranteed by FIN Branding Group, LLC (“FIN”), Hardwire Interactive Acquisition Company (“Hardwire”), VCIG LLC (“VCIG”), Victory Electronic Cigarettes, Inc. (“Victory”), Vapestick Holdings Limited (“Vapestick”), Must Have Limited (“MHL” or “VIP”) and E-Cigs UK Holding Company Limited (“UK Holding), each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to (i) a Guarantee and Collateral Agreement entered into on April 27, 2015, among the Loan Parties and the Lead Lender (the “Lead Lender Guarantee and Collateral Agreement”) and (ii) a Guarantee and Collateral Agreement entered into on April 27, 2015, among the Loan Parties and the agent (the “Agent”) for the Additional Lenders (the “Additional Lenders Guarantee and Collateral Agreement” and together with the Lead Lender Guarantee and Collateral Agreement, the “Guarantee and Collateral Agreements”). The credit agreements are collateralized by substantially all of the Company’s assets. Subject to certain exceptions and qualifications contained in the Credit Agreements, the Company is required to cause any newly created or acquired subsidiary to guarantee the obligations of the Company under the Credit Agreements and become a party to the Guarantee and Collateral Agreements.

Warrants

As additional consideration for the Lenders agreeing to enter into the Credit Agreements, the Company granted the Lenders warrants to purchase an aggregate of 176,198,571 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”) which are evidenced by Common Stock Purchase Warrants (the “Warrants”). The Warrants are exercisable for a period of seven years from the original issue date, and have an exercise price of $0.45 per share, subject to equitable adjustment as set forth therein. The number of Warrants is subject to increase if the number of shares of Common Stock issuable upon exercise of the Warrant is less than a stated percentage of the fully-diluted capitalization of the Company as of the original issue date of the Warrant.

Registration Rights Agreement

In connection with the Credit Agreements, on April 27, 2015, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Lenders, pursuant to which the Company agreed to register all of the shares of Common Stock issuable upon exercise of the Warrants (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC within 45 calendar days following request to do so by the Lead Lender (the “Filing Date”), and to cause the Registration Statement to be declared effective under the Securities Act of 1933, as amended, (the “Securities Act”) within 90 days following the Filing Date (the “Effectiveness Date”).

If the Registration Statement is not filed by the Filing Date or declared effective by the Effectiveness Date, the Company is required to pay partial liquidated damages to the each Lender in the amount equal to 0.5% of the aggregate principal amount of the Term Loans made by such Lender for each 30-day period for which the Company is non-compliant, provided that such liquidated damages shall not exceed 3% of the aggregate principal of such Lender’s Term Loan.

Intercreditor Agreements

In connection with the Credit Agreements, on April 27, 2015, the Loan Parties and the Lenders entered into various intercreditor agreements with the Company’s secured and unsecured creditors. The intercreditor agreements govern the relative priorities (and certain other rights) of the Lenders and the other creditors pursuant to the respective security agreements that each entered into with the Company.

January 2015 and February 2015 10% Convertible Notes

On January 14, 2015, the Company, entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Purchaser”), pursuant to which the Company agreed to issue and the Purchaser agreed to purchase, 5% Original Issue Discount Convertible Promissory Notes (the “10% Convertible Notes”). The Company issued to the Purchaser $263,158 principal amount of 10% Convertible Notes for gross proceeds to the Company of $250,000, before deducting placement agent fees and other expenses. On February 4, 2015, the Company, issued to the Purchaser $263,158 principal amount of 10% Convertible Notes for gross proceeds to the Company of $250,000, before deducting placement agent fees and other expenses.

The 10% Convertible Notes are due nine months from the date of issuance (the “Maturity Date”), less any amounts converted or redeemed prior to the Maturity Date, and accrue interest at an annual rate of 10% on the aggregate unconverted and outstanding principal amount, payable in cash or, should the Company’s common stock be listed on a national exchange, in common stock, on the first day of each calendar month. Beginning on the sixth month after the original issue date and continuing on each of the following three successive months thereafter, the Company is obligated to pay 1/4 of the face amount of the 10% Convertible Notes and accrued interest, which, at the Company’s option, may be paid in cash or, subject to the Company complying with certain conditions, in common stock with each share of common stock being converted at the lower of $0.14 per share, or at a price that is equal to 75% of the average of the two lowest traded prices of the Company’s common stock for the 20 consecutive trading days immediately prior to such payment date.

The 10% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 10% Convertible Notes shall equal: (i) the principal amount of the Note to be converted divided by (ii) a conversion price of $0.14, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, should the Company issue any equity at, or should the exercise or conversion price of any previously issued option, warrant convertible security be adjusted to a purchase price that is less than the current conversion price, the conversion price will be adjusted to such lower purchase price, with certain limited exceptions.

The 10% Note may be prepaid in whole or in part at any time upon ten (10) days written notice to the Purchaser for 120% of outstanding principal and accrued interest. At any time, within thirty (30) days of the Company’s common stock being listed on a national exchange, the holders of the 10% Convertible Notes may “put” to the Company all or any part of the 10% Convertible Notes, which the Company must purchase within ten (10) days of such notice for 105% the then outstanding principal amount and interest.

For twelve (12) months from the execution of the Securities Purchase Agreement, if the Company or any of its subsidiaries issue any securities subsequent to the issuance of the 10% Convertible Notes, other than any issuance through a public underwritten offering or to an investor or a group of investors that already own common stock or any securities that entitle the holder thereof to acquire at any time our common stock, the Purchaser shall have the right to participate in such subsequent financing in an amount up to 100% of the Purchaser’s subscription amount in the 10% Convertible Notes on the same terms, conditions and price provided for in such subsequent financing.

January 2015 12% Convertible Notes

On January 16, 2015, the Company completed a private offering of $1,052,632 principal amount of 5% Original Issue Discount Convertible Promissory Notes (the “January 12% Convertible Notes”) with accredited investors for total net proceeds to the Company of approximately $1 million after deducting placement agent fees and other expenses. As of March 31, 2015, the aggregate outstanding principal amount of the January 12% Convertible Notes was $1,052,632.

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

Conversion. The January 12% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the January 12% Convertible Notes shall equal: (i) the principal amount of the Note to be converted divided by (ii) a conversion price of $0.75, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, should the Company issue any equity at, or should the exercise or conversion price of any previously issued option, warrant convertible security be adjusted to a purchase price that is less than the current conversion price, the conversion price will be adjusted to such lower purchase price, with certain limited exceptions. As of March 31, 2015, following the issuance by the Company of warrants on February 26, 2015, the conversion price of the January 12% Convertible Notes adjusted to $0.45.

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

February 2015 12% Convertible Notes

Overview. On February 26, 2015, the Company completed a private offering of $3,157,895 principal amount of 5% Original Issue Discount Convertible Promissory Notes (the “February 12% Convertible Notes”) and warrants to purchase shares of common stock with accredited investors for total net proceeds to the Company of approximately $3 million after deducting placement agent fees and other expenses. As of March 31, 2015, the aggregate outstanding principal amount of the February 12% Convertible Notes was $3,157,895.

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

Warrants. The warrants are exercisable for an aggregate of 3,842,553 shares of Common Stock for a period of five years from the original issue date. The exercise price with respect to the warrants is $0.45 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change. In the event the Company repays the February 12% Convertible Notes in full within three months of the original issue date, the number of warrant shares shall automatically be reduced by 50%. Please refer to Note 19 of the Notes to the December 31, 2014 Consolidated Financial Statements for further information.

Exchange of January 2014 and February 2014 Private Placement 15% Convertible Notes

On February 27, 2015, March 13, 2015, March 20, 2015, March 30 and March 31, 2015, the Company exchanged $2,131,250 aggregate principal amount of 15% Convertible Notes with an accredited investor for $2,317,073 principal amount of 10% Convertible Notes, which may be converted to common stock at a conversion price of $0.75. As of March 31, 2015, the aggregate outstanding principal amount of such notes was $1,779,217. For a further description of the remaining terms see Note 8 “February 2015 and March 2015 Exchange of January and February 2014 Convertible Notes.”

March 2015 12% Convertible Notes

Overview. On March 13, 2015, the Company completed a private offering of $13,684,211 principal amount of 5% Original Issue Discount Convertible Promissory Notes (the “March 12% Convertible Notes”) and warrants to purchase shares of common stock with accredited investors for total net proceeds to the Company of approximately $13 million after deducting placement agent fees and other expenses. As of March 31, 2015, the aggregate outstanding principal amount of such notes was $13,684,211.

Maturity and Interest. The March 12% Convertible Notes are due on April 24, 2015, less any amounts converted or redeemed prior to the maturity date, and accrue interest at an annual rate of 12% on the aggregate unconverted and outstanding principal amount, payable, at the Purchaser’s option, in cash or in Common Stock, on each conversion date and on the Maturity Date.

Conversion. The March 12% Convertible Notes may be converted, in whole or in part, into shares of Common Stock at the option of the Purchaser at any time and from time to time. The member of shares of Common Stock issuable upon conversion of the March 12% Convertible Notes shall equal: (i) the principal amount of the Note to be converted divided by (ii) a conversion price of $0.75, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

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

Warrants. The warrants are exercisable for an aggregate of 18,428,317 shares of Common Stock. The warrants are exercisable for a period of five years from the original issue date. The exercise price with respect to the warrants is $0.45 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change. The number of warrants is subject to increase if the number of warrant shares issuable upon exercise of the warrant is less than a stated percentage of the fully-diluted Common Stock and Common Stock equivalents of the Company as of the date of the warrant. In the event the Company repays the March 12% Convertible Notes in full by April 3, 2015, the number of Warrants shall automatically be reduced by 50%.

Subsequent Events. On April 27, 2015, the March 12% Convertible Notes were repaid in full.

April 2014 6% Senior Convertible Note Financing

On March 13, 2015, the Company entered into a Securities Exchange Agreement (the “Securities Exchange Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company exchanged with the Investor the Company’s 6% Senior Convertible Note, dated April 22, 2014 (the “Original Note”), as amended by the First Amendment to the Original Note dated June 3, 2014 (the “First Amendment”), the Second Amendment to the Original Note dated August 20, 2014 (the “Second Amendment”) and the Third Amendment to the Original Note dated October 15, 2014 (the “Third Amendment” and collectively with the First Amendment and the Second Amendment, the “Amendments,” and the Original Note as amended by the Amendments, the “6% Convertible Notes”), held by the Investor in exchange for (i) $13,000,000, (ii) a 0.40% Unsecured Note in the principal amount of $1.8 million (the “0.40% Unsecured Note”) and (iii) prepaid warrants for 8,333,333 shares of Common Stock.

0.40% Unsecured Note

The 0.40% Unsecured Note is due March 1, 2016 and accrues interest at a rate of 0.40% per annum. The principal amount of the 0.40% Unsecured Note is payable in twelve equal monthly installments of $150,000 in cash on the first business day of each calendar month starting on April 1, 2015 with the last payment being due on March 1, 2016.

Prepaid Warrants

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

A significant area of judgment affecting reported revenue and net income is estimating sales return reserves, which represent that portion of gross revenues not expected to be realized. A customer can contractually return products during a certain period of time. In particular, retail revenue, including e-commerce sales, is reduced by estimates of returns. In determining estimates of returns, management analyzes historical trends, seasonal results and current economic or market conditions. The actual amount of sales returns subsequently realized may fluctuate from estimates due to several factors, including, merchandise mix, actual or perceived quality, differences between the actual product and its presentation in the website, timeliness of delivery and competitive offerings. The Company continually tracks subsequent sales return experience, compiles customer feedback to identify any pervasive issues, reassesses the marketplace, compares its findings to previous estimates and adjusts the sales return accrual and cost of sales accordingly. As of March 31, 2015 and December 31, 2014, the Company had a sales return reserve of approximately $0 and $131,000, respectively, which is included in the valuation allowance for doubtful accounts as of those dates.

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

Valuation of Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. We review goodwill and other intangibles for impairment at the reporting unit level annually as of November 1 or, when events or circumstances dictate, more frequently. For purposes of goodwill impairment, our reporting units are Vapestick, FIN, VIP, and Hardwire. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount, and if necessary, a two-step goodwill impairment test. Factors we consider when performing the qualitative assessment include general economic conditions, limitations on accessing capital, and changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the two-step goodwill impairment test, the fair value of the reporting unit is determined and compared to the carrying value of the net assets allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all of its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value. In 2014 we recognized goodwill impairment of approximately of $94.4 million primarily related to our FIN and Vapestick reporting units.

Valuation of Identifiable Intangible Assets

In connection with our acquisitions, we have acquired certain identifiable intangible assets to which value has been assigned based on our estimates. Intangible assets that are deemed to have an indefinite life are not amortized, but are subject to an annual impairment test, or when events or circumstances dictate, more frequently. The indefinite-life intangible asset impairment test consists of a comparison of the fair value of the indefinite-life intangible asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-life intangible asset is not considered impaired. In the fourth quarter of 2014, an impairment loss of approximately $50 million was recorded on these assets primarily related to our FIN and Vapestick reporting units.

Other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives.

Financial Instruments

The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value as of March 31, 2015 and December 31, 2014, because of the relatively short maturities of these instruments. The estimated fair values for financial instruments presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying values of certain borrowings approximate fair value because the underlying instruments are fixed-rate notes based on current market rates and current maturities.

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

Concentration of Customers and Suppliers

The Company supplies products and services and extends credit where permitted by law. Due to our recent business acquisitions, the majority of the Company’s sales are to large retail chains and distributors servicing convenience stores. Additionally, 23% or $2.5 million of net revenues were generated from five customers in the first quarter of 2015. The concentration of revenue was immaterial in 2014.

As of March 31, 2015 and 2014, the largest customers owed a total of approximately 7% and 87%, respectively, of accounts receivable. The Company also generated $9.1 million and $1.2 million of foreign sales, during the three months ended March 31, 2015 and 2014, respectively. About 80% of the products sold are supplied by two suppliers.

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

Accounts Receivable

Accounts receivable are primarily from retail and wholesale customers or third-party internet brokers. Management reviews accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible. An allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends. As of March 31, 2015 and December 31, 2014, the Company has an allowance for doubtful accounts and other allowances (see Note 3) of approximately $206,000 and $262,000, respectively.

Deposits

Deposits at December 31, 2014, represented escrowed funds and related amounts due the sellers associated with certain business acquisitions. By March 31, 2015, all such deposits had been released in satisfaction of contractual obligations to sellers, including additional interest expense.

Deferred Financing and Offering Costs

The Company capitalizes costs related to the issuance of debt which are included on the accompanying consolidated balance sheet. Deferred financing costs are amortized using a method that approximates the interest method over the term of the related loan and are included as a component of interest expense on the accompanying consolidated statements of operations and comprehensive (loss) income.

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

The Company is subject to U.S. federal, state and local income taxes, and U.K. income taxes that are reflected in our consolidated financial statements. The effective tax rate for the three months ended March 31, 2015 was (3.5%).

During 2014, the Company completed the acquisitions of FIN, Vapestick, VIP and Hardwire. Certain measurement-period adjustments were made with respect to certain deferred tax liabilities that were identified to exist on the acquisition date for each of these acquisitions. As a result, deferred tax liabilities have been recorded for the identifiable intangibles acquired in these acquisitions as the amounts are non-deductible for income tax.

We evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will be unable to realize some of these deferred tax assets, primarily as a result of losses incurred during our limited history. As a result of this analysis, we project that approximately $83.9 million of our deferred tax assets will not be realizable.

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

For the three months ended March 31, 2015, there was no change to our total gross unrecognized tax benefit. We believe that there will not be a significant increase or decrease to the uncertain tax positions within the next twelve months.

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

The net loss and income resulting from foreign currency transactions recorded in the consolidated statements of operations in the period incurred were ($224,000) and $1.3 million for the three months ended March 31, 2015 and 2014, respectively.

Loss per Share

Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method. Any potentially dilutive securities are anti-dilutive due to the Company’s net losses. Accordingly, for all periods presented, there is no difference between the basic and diluted net loss per share.

Segment Reporting

The Company operates as one segment, in which management uses one measure of profitability. The Company is managed and operated as one business. The Company does not operate separate lines of business or separate business entities with respect to any of its product categories. Accordingly, the Company does not have separately reportable segments.

Litigation

The Company recognizes a liability for a contingency when it is probable that a liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of March 31, 2015 and December 31, 2014, the litigation accrual was zero.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. As publicized in a recent proposed update, the new guidance would be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation-Stock Compensation (Topic 718)-Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” , which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The standard will be effective for fiscal years beginning after December 15, 2015. We do not expect there to be material impact on the consolidated financial statements as a result of this standard.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity ” (a consensus of the FASB Emerging Issues Task Force). ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. The standard will be effective for our interim period beginning January 1, 2016. The Company is evaluating ASU 2014- 09 to determine if this guidance will have a material impact on the Company’s consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The new standard is intended to simplify presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs remains unaffected. The adoption of this standard for our interim quarter beginning January 1, 2016 is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

3.           ACCOUNTS RECEIVABLE, NET

The following table sets forth the components of accounts receivable:

	March 31,	December 31,
	2015	2014
Accounts receivable, gross	$3,974,465	$4,353,048
Allowance for doubtful accounts, sales returns, and discounts	(206,230)	(261,674)
Accounts receivable, net	$3,768,235	$4,091,374

Accounts receivable are primarily from retail and wholesale customers or third-party internet brokers. Management reviews accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible. An allowance for doubtful accounts, sales returns, and discounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends. Bad debt expense of approximately $50,000 and $243,000 was recorded for the three months ended March 31, 2015 and 2014, respectively.

4.           INVENTORY, NET

The following table sets forth the components of inventory:

	March 31,	December 31,
	2015	2014
Inventory, gross	$5,077,571	$8,230,741
Reserve for obsolesence	(24,531)	(1,579,531)
Inventory, net	$5,053,040	$6,651,210

Inventory, which consists of ready for sale disposable and rechargeable e-cigarettes, batteries, cartomizers and other accessories, is carried at the lower of cost or fair market value. Cost is determined using the first-in, first-out method. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. Inventory write-downs of $24,000 and $315,000 were recorded in the three months ended March 31, 2015 and 2014, respectively.

5.           ACQUISITIONS

The Company’s consolidated results of operations for the three months ended March 31, 2015 and 2014 include the actual results of Vapestick and FIN, since the respective acquisition dates of January 9, 2014 and February 28, 2014, respectively.  The following table sets forth the pro forma results of operations assuming that the acquisitions of Vapestick, FIN, VIP, and Hardwire occurred on January 1, 2014:

	For the Three Months Ended March 31,
Pro Forma	2015	2014
Revenues	$11,091,875	$5,829,094
Net loss	(67,503,083)	(59,702,513)
Loss per share - basic and diluted	$(3.49)	$(20.40)

6.           PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Land	$100,000	$100,000
Building	434,037	434,037
Office furniture and equipment	1,263,451	900,456
Leasehold improvements	173,570	41,421
Packaging	1,020,358	1,020,358
Other	92,651	97,642
	3,084,067	2,593,914
Less: accumulated depreciation and amortization	(944,130)	(745,366)
Property and equipment, net	$2,139,937	$1,848,548

Depreciation expense was approximately $209,000 and $1,234,372 for the three months ended March 31, 2015 and 2014, respectively.

7.           REVOLVING CREDIT LINES

The Company has a revolving line of credit agreement with a bank for approximately $594,000 (GBP(£) 400,000), which bears interest at 3.8% in excess of the London Inter-bank Offered Rate (“LIBOR”) (effective rate of 4.3% at March 31, 2015). The credit line is secured by accounts receivable and  inventory. The borrowings outstanding on the line as of March 31, 2015 was approximately $67,000 (GBP(£) 44,909). Under the terms of agreement, the Company is subject to certain customary restrictive covenants relating to, among other things, minimum tangible net worth and asset tests as defined in agreement.

8.           BORROWED DEBT

Borrowed Debt Summary

Borrowed debt is as follows

	March 31,	December 31,
	2015	2014
January 2015 and February 2015 10% Convertible Notes	$495,026	$-
January 2015 12% Convertible Notes	969,113	-
February 2015 Exchanged Note	196,079	-
February 2015 12% Convertible Notes	741,873	-
February 2015 and March 2015 Exchange of January and February 2014 Convertible Notes	218,133	-
February 2015 Exchanged Installment Loans for Convertible Notes	1,000,275	-
March 2015 12% Convertible Notes	5,864,662	-
January 2014 Convertible Notes	7,616,051	9,704,901
February 2014 Convertible Notes	14,200,000	13,239,107
6% Convertible Notes	-	10,906,703
March 2015 Exchange Demand Note	1,800,000	-
4% Convertible Notes and 4% Exchanged Convertible Notes	2,643,380	3,275,175
12% Exchange Notes	5,331,459	7,345,428
VIP Seller Notes	11,000,000	11,000,000
Mortgage Note Payable - Corporate Office Building	245,197	250,000
December 2014 and January and February 2015 12% Convertible Notes	1,925,652	926,599
Demand Loans	-	1,270,000
	$54,246,900	$57,917,913
Less current portion	(54,246,900)	(57,917,913)
Total long-term debt	$-	-

January 2015 and February 2015 10% Convertible Notes

On January 14, 2015, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Purchaser”), pursuant to which the Company agreed to issue and the Purchaser agreed to purchase, 5% Original Issue Discount Convertible Promissory Notes (the “10% Convertible Notes”). The Company issued to the Purchaser $263,158 principal amount of 10% Convertible Notes for gross proceeds to the Company of $250,000, before deducting placement agent fees and other expenses. On February 4, 2015, the Company, issued to the Purchaser $263,158 principal amount of 10% Convertible Notes for gross proceeds to the Company of $250,000, before deducting placement agent fees and other expenses.

The 10% Convertible Notes are due nine months from the date of issuance (the “Maturity Date”), less any amounts converted or redeemed prior to the Maturity Date, and accrue interest at an annual rate of 10% on the aggregate unconverted and outstanding principal amount, payable in cash or, should the Company’s common stock be listed on a national exchange, in common stock, on the first day of each calendar month. Beginning on the sixth month after the original issue date and continuing on each of the following three successive months thereafter, the Company is obligated to pay 1/4 of the face amount of the 10% Convertible Notes and accrued interest, which, at the Company’s option, may be paid in cash or, subject to the Company complying with certain conditions, in common stock with each share of common stock being converted at the lower of $0.14 per share, or at a price that is equal to 75% of the average of the two lowest traded prices of the Company’s common stock for the 20 consecutive trading days immediately prior to such payment date.

The 10% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 10% Convertible Notes shall equal: (i) the principal amount of the Note to be converted divided by (ii) a conversion price of $0.14, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, should the Company issue any equity at, or should the exercise or conversion price of any previously issued option, warrant convertible security be adjusted to a purchase price that is less than the current conversion price, the conversion price will be adjusted to such lower purchase price, with certain limited exceptions. As of March 31, 2015, the conversion price of the 10% Convertible Notes adjusted to $.45.

The 10% Convertible Notes may be prepaid in whole or in part at any time upon ten (10) days written notice to the Purchaser for 120% of outstanding principal and accrued interest. At any time, within thirty (30) days of the Company’s common stock being listed on a national exchange, the holders of the 10% Convertible Notes may “put” to the Company all or any part of the 10% Convertible Notes, which the Company must purchase within ten (10) days of such notice for 105% the then outstanding principal amount and interest.

For twelve (12) months from the execution of the Securities Purchase Agreement, if the Company or any of its subsidiaries issue any securities subsequent to the issuance of the 10% Convertible Notes, other than any issuance through a public underwritten offering or to an investor or a group of investors that already own common stock or any securities that entitle the holder thereof to acquire at any time our common stock, the Purchaser shall have the right to participate in such subsequent financing in an amount up to 100% of the Purchaser’s subscription amount in the 10% Convertible Notes on the same terms, conditions and price provided for in such subsequent financing.

Subsequent Events. On April 27, 2015, the 10% Convertible Notes were amended to (1) remove the adjustment provisions stemming from any subsequent issuances and (2) set the conversion price at $0.60.

As of March 31, 2015, the principal balance, unamortized discount, and net carrying amount related to the January 2015 and February 2015 10% Convertible Notes are as follows:

	Principal	Unamortized	Net Carrying
	Balance	Discount	Amount
January 2015 and February 2015 10% Convertible Notes	$526,316	$(31,290)	$495,026

January 2015 12% Convertible Notes

On January 16, 2015, the Company completed a private offering of $1,052,632 principal amount of 5% Original Issue Discount Convertible Promissory Notes (the “January 12% Convertible Notes”) with accredited investors for total net proceeds to the Company of approximately $1 million after deducting placement agent fees and other expenses. As of March 31, 2015, the aggregate outstanding principal amount of the January 12% Convertible Notes was $1,052,632.

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

Conversion. The January 12% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the January 12% Convertible Notes shall equal: (i) the principal amount of the Note to be converted divided by (ii) a conversion price of $0.75, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, should the Company issue any equity at, or should the exercise or conversion price of any previously issued option, warrant convertible security be adjusted to a purchase price that is less than the current conversion price, the conversion price will be adjusted to such lower purchase price, with certain limited exceptions. As of March 31, 2015, the conversion price of the January 12% Convertible Notes adjusted to $0.45.

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

As of March 31, 2015, the principal balance, unamortized discount, and net carrying amount related to the January 2015 12% Convertible Notes are as follows:

	Principal	Unamortized	Net Carrying
	Balance	Discount	Amount
January 2015 12% Convertible Notes	$1,052,632	$(83,519)	$969,113

February 2015 Exchanged Note

On February 4, 2015, the Company exchanged a $200,000 demand note for a Convertible Promissory Note in the amount of $210,526.

Maturity and Interest. The February 2015 Exchanged Note is due on December 15, 2015 and accrues interest at an annual rate of 12% on the aggregate unconverted and outstanding principal amount, payable in cash or, should the Company’s common stock be listed on a national exchange, in common stock, on the first day of each calendar month. Beginning on the third month after the original issue date and continuing on each of the following nine successive months thereafter, we are obligated to pay 1/10th of the face amount of the February 2015 Exchanged Note and accrued interest, which, at the Company’s option, may be paid in cash or, subject to the Company complying with certain conditions, in common stock with each share of common stock being ascribed a value that is equal to 75% of the lowest VWAP for the 20 consecutive trading days immediately prior to such payment date.

Conversion. The February 2015 Exchanged Note may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the February 2015 Exchanged Note shall equal: (i) the principal amount of the note to be converted divided by (ii) a conversion price of $2.10, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, should the Company issue any equity at, or should the exercise or conversion price of any previously issued option, warrant convertible security be adjusted to a purchase price that is less than the current Conversion Price, the Conversion Price will be adjusted to such lower purchase price, with certain limited exceptions. As of March 31, 2015, the conversion price of the February 2015 Exchanged Note was $0.45 per share.

Prepayments and Redemptions. The February 2015 Exchanged Note may be prepaid in whole or in part at any time upon ten (10) days written notice for 120% of outstanding principal and accrued interest. At any time, within thirty (30) days of the Company’s common stock being listed on a national exchange, the holders of the February 2015 Exchanged Note may “put” to the Company all or any part of the December 12% Exchanged Note, which the Company must purchase within ten (10) days of such notice for 105% the then outstanding principal amount and interest.

Right to Participate in Future Financings. For twelve (12) months from the execution of the securities purchase agreement, if the Company or any of its subsidiaries issue any securities subsequent to the issuance of the February 2015 Exchanged Note, other than any issuance through a public underwritten offering or to an investor or a group of investors that already own common stock or any securities that entitle the holder thereof to acquire at any time our common stock, the holders shall have the right to participate in such subsequent financing in an amount up to 100% of the holder’s subscription amount in the February 2015 Exchanged Note on the same terms, conditions and price provided for in such subsequent financing.

As of March 31, 2015, the principal balance, unamortized discount, and net carrying amount related to the February 2015 Exchanged Note is as follows:

	Principal	Unamortized	Net Carrying
	Balance	Discount	Amount
February 2015 Exchanged Note	$210,526	$(14,447)	$196,079

February 2015 12% Convertible Notes

Overview. On February 26, 2015, the Company completed a private offering of $3,157,895 principal amount of 5% Original Issue Discount Convertible Promissory Notes (the “February 12% Convertible Notes”) and warrants to purchase shares of common stock with accredited investors for total net proceeds to the Company of approximately $3 million after deducting placement agent fees and other expenses. As of March 31, 2015, the aggregate outstanding principal amount of the February 12% Convertible Notes was $3,157,895.

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

Warrants. The warrants are exercisable for an aggregate of 3,842,553 shares of Common Stock. The warrants are exercisable for a period of five years from the original issue date. The exercise price with respect to the warrants is $0.45 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change. In the event the Company repays the February 12% Convertible Notes in full within three months of the original issue date, the number of warrant shares shall automatically be reduced by 50%. Please refer to Note 19 of the Notes to the December 31, 2014 Consolidated Financial Statements for further information.

As of March 31, 2015, the principal balance, unamortized discount, and net carrying amount related to the February 2015 12% Convertible Notes are as follows:

	Principal	Unamortized	Net Carrying
	Balance	Discount	Amount
February 2015 12% Convertible Notes	$3,157,895	$(2,416,022)	$741,873

February 2015 and March 2015 Exchange of January and February 2014 Convertible Notes

Overview. On February 27, 2015, March 13, 2015, March 20, 2015, March 30 and March 31, 2015, the Company exchanged $2,131,250 aggregate principal amounts of 15% Convertible Notes with an accredited investor for $2,317,073 principal amount of 10% Convertible Notes.

Maturity and Interest. These Notes are due nine months from the date of issuance, less any amounts converted or redeemed prior to the maturity date, and accrue interest at an annual rate of 10% on the aggregate unconverted and outstanding principal amount, payable in cash or, should the Company’s common stock be listed on a national exchange, in common stock, on the first day of each calendar month. Beginning on the sixth month after the original issue date and continuing on each of the following three successive months thereafter, the Company is obligated to pay 1/4 of the face amount of these Notes and accrued interest, which, at the Company’s option, may be paid in cash or, subject to the Company complying with certain conditions, in common stock with each share of common stock being converted at a price that is equal to 75% of the average of the two lowest traded prices of the Company’s common stock for the 20 consecutive trading days immediately prior to such payment date.

Conversion. These Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of these Notes shall equal: (i) the principal amount of the Note to be converted divided by (ii) a conversion price of $.75.

Prepayment. These Notes may be prepaid in whole or in part at any time upon ten (10) days written notice for 120% of outstanding principal and accrued interest. At any time, within thirty (30) days of the Company’s common stock being listed on a national exchange, the holders of these Notes may “put” to the Company all or any part of these Notes, which the Company must purchase within ten (10) days of such notice for 105% the then outstanding principal amount and interest.

Rights to Participate in Future Financings. For twelve (12) months from the execution of the securities purchase agreement, if the Company or any of its subsidiaries issue any securities subsequent to the issuance of these Notes, other than any issuance through a public underwritten offering or to an investor or a group of investors that already own common stock or any securities that entitle the holder thereof to acquire at any time our common stock, the holder shall have the right to participate in such subsequent financing in an amount up to 100% of the holder’s subscription amount in these Notes on the same terms, conditions and price provided for in such subsequent financing.

As of March 31, 2015, the principal balance, unamortized discount, and net carrying amount related to the February 2015 and March 2015 Exchange of January and February 2014 Convertible Notes are as follows:

	Principal	Unamortized	Net Carrying
	Balance	Discount	Amount
February 2015 and March 2015 Exchange of January and February 2014 Convertible Notes	$1,779,218	$(1,561,085)	$218,133

February 2015 Exchanged Demand Loans for Convertible Notes

Overview. On February 10, 2015, the Company exchanged $1,000,000 in demand note for a Convertible Promissory Note with various investors for $1,052,632.

Maturity and Interest. The February 2015 Exchanged Demand Loans are due on November 20, 2015, and accrues interest at an annual rate of 12% on the aggregate unconverted and outstanding principal amount, payable in cash or, should the Company’s common stock be listed on a national exchange, in common stock, on the first day of each calendar month. Beginning on the third month after the original issue date and continuing on each of the following nine successive months thereafter, we are obligated to pay 1/10th of the face amount of the February 2015 Exchanged Demand Loans and accrued interest, which, at the Company’s option, may be paid in cash or, subject to the Company complying with certain conditions, in common stock with each share of common stock being ascribed a value that is equal to 75% of the lowest VWAP for the 20 consecutive trading days immediately prior to such payment date.

Conversion. The February 2015 Exchanged Demand Loans may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the February 2015 Exchanged Demand Loans shall equal: (i) the principal amount of the note to be converted divided by (ii) a conversion price of $2.10, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, should the Company issue any equity at, or should the exercise or conversion price of any previously issued option, warrant convertible security be adjusted to a purchase price that is less than the current Conversion Price, the Conversion Price will be adjusted to such lower purchase price, with certain limited exceptions. The conversion price of the February 2015 Exchanged Demand Loans was $0.45 per share as of March 31, 2015.

Prepayments and Redemptions. The February 2015 Exchanged Demand Loans may be prepaid in whole or in part at any time upon ten (10) days written notice for 120% of outstanding principal and accrued interest. At any time, within thirty (30) days of the Company’s common stock being listed on a national exchange, the holders of the February 2015 Exchanged Demand Loans may “put” to the Company all or any part of the February 2015 Exchange Demand Loans, which the Company must purchase within ten (10) days of such notice for 105% the then outstanding principal amount and interest.

Right to Participate in Future Financings. For twelve (12) months from the execution of the securities purchase agreement, if the Company or any of its subsidiaries issue any securities subsequent to the issuance of the February 2015 Exchanged Demand Loans, other than any issuance through a public underwritten offering or to an investor or a group of investors that already own common stock or any securities that entitle the holder thereof to acquire at any time our common stock, the holders shall have the right to participate in such subsequent financing in an amount up to 100% of the holder’s subscription amount in the February 2015 Exchanged Demand Loans on the same terms, conditions and price provided for in such subsequent financing.

As of March 31, 2015, the principal balance, unamortized discount, and net carrying amount related to the February 2015 Exchanged Demand Loans are as follows:

	Principal	Unamortized	Net Carrying
	Balance	Discount	Amount
February 2015 Exchanged Demand Loans for Convertible Notes	$1,052,632	$(52,357)	$1,000,275

March 2015 12% Convertible Notes

Overview. On March 13, 2015, the Company completed a private offering of $13,684,211 principal amount of 5% Original Issue Discount Convertible Promissory Notes (the “March 12% Convertible Notes”) and warrants to purchase shares of common stock with accredited investors for total net proceeds to the Company of approximately $13 million after deducting placement agent fees and other expenses. As of March 31, 2015, the aggregate outstanding principal amount of such notes was $13,684,211.

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

Warrants. The warrants are exercisable for an aggregate of 18,428,317 shares of Common Stock. The warrants are exercisable for a period of five years from the original issue date. The exercise price with respect to the warrants is $0.45 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change. The number of warrants is subject to increase if the number of warrant shares issuable upon exercise of the warrant is less than a stated percentage of the fully-diluted Common Stock and Common Stock equivalents of the Company as of the date of the warrant. In the event the Company repays the March 12% Convertible Notes in full by April 3, 2015, the number of Warrants shall automatically be reduced by 50%.

21

Subsequent Events. On April 27, 2015, the March 12% Convertible Notes were repaid in full,

As of March 31, 2015, the principal balance, unamortized discount, and net carrying amount related to the March 12% Convertible Notes are as follows:

	Principal	Unamortized	Net Carrying
	Balance	Discount	Amount
March 12% Convertible Notes	$13,684,211	$(7,819,549)	$5,864,662

January and February 2014 Convertible Notes

Overview. On January 7, 2014, January 14, 2014, January 31, 2014 and February 28, 2014, we completed “best efforts” private offerings of $27,375,000 aggregate principal amount of 15% Senior Secured Convertible Promissory Notes, as amended (the “15% Convertible Notes”) and warrants to purchase shares of common stock with accredited investors for total net proceeds to the Company of $25,424,790 after deducting placement agent fees and other expenses. Between January 2015 and April 2015, these note holders were given three options 1) amend the notes, 2) convert notes into common stock under the original conversion note, or 3) exchange notes with an accredited investor. For note holders selecting the option to amend the note, the maturity date was extended to either July 7, 2016 or August 28, 2016, set the interest rate for the extended time to 8% annually, remove the adjusted provisions stemming from any subsequent issuances, and set the conversion price at either $.75 or $.45. All other original terms remained consistent with original Convertible Notes. For note holders selecting the option of exchanging the note with another accreditor investor, see “February and March 2015 Exchange of January and February 2014 Convertible Notes”

As of March 31, 2015, the principal balance, unamortized discount, and net carrying amount relating to the January 2014 and February 2014 Private Placement 15% Convertible Notes are as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount
15% Convertible Notes (January)	$7,616,051	$-	$7,616,051
15% Convertible Notes (February)	14,200,000	-	14,200,000
Totals	$21,816,051	$-	$21,816,051

March 2015 Exchange Demand Note

On March 13, 2015, the Company exchanged the remaining $9,149,238 principal amount of the 6% Convertible Notes with an accredited investor for (i) $13,000,000, (ii) a 0.40% Unsecured Note in the principal amount of $1.8 million (the “0.40% Unsecured Note”) and (iii) 8,333,333 prepaid warrants.

0.40% Unsecured Note. The 0.40% Unsecured Note in the amount of $1.8 million is due March 1, 2016 and accrues interest at a rate of 0.40% per annum. The principal amount of the 0.40% Unsecured Note is payable in twelve equal monthly installments of $150,000 in cash on the first business day of each calendar month starting on April 1, 2015 with the last payment being due on March 1, 2016.

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

22

4% Convertible Notes and 4% Exchange Convertible Notes

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

Conversion. The 4% Convertible Notes and the 4% Exchange Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 4% Convertible Notes or the 4% Exchange Convertible Notes shall equal: (i) the principal amount of the note to be converted (plus accrued interest and unpaid late charges, if any) divided by (ii) a conversion price of $90.00, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, subject to certain limited exceptions, if the Company issues any common stock or warrants or convertible debt entitling any person to acquire common stock at a per share purchase price that is less than the conversion price for the notes, such conversion price will be adjusted to that lower purchase price. As a result of the subsequent issuances of our convertible notes, warrants and shares of our common stock, as of March 31, 2014, the conversion price of the 4% Convertible Notes and the 4% Exchange Convertible Notes was $0.45 per share.

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

Subsequent Events. On April 27, 2015, the 4% Convertible Notes and the 4% Exchange Convertible Notes were repaid in full.

As of March 31, 2015, the principal balance, unamortized discount, and net carrying amount relating to the 4% convertible and exchanged notes are as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount
May convertible note	$281,376	$(38,319)	$243,057
May exchanged note	2,794,736	(394,414)	2,400,322
Totals	$3,076,112	$(432,733)	$2,643,380

23

12% Exchanged Notes

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

Conversion. The 12% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 12% Convertible Notes shall equal: (i) the principal amount of the Note to be converted (plus accrued interest and unpaid late charges, if any) divided by (ii) a conversion price of $97.50, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, subject to certain limited exceptions, if the Company issues any common stock or warrants or convertible debt entitling any person to acquire common stock at a per share purchase price that is less than the conversion price for the notes, such conversion price will be adjusted to that lower purchase price. Also, the conversion price of the notes will be adjusted if the closing bid price for the Company’s common stock on January 13, 2015 is below the conversion price, in which case the original conversion price will automatically adjust to 70% of the lowest VWAP in the 15 trading days prior to such date. As a result of the subsequent issuances of our convertible notes, warrants and shares of our common stock, as of March 31, 2015, the conversion price of the 12% Convertible Notes was $0.45 per share.

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

Warrants. The warrants issued in the exchange are exercisable for a period of eighteen months from their issue dates. The exercise price with respect to warrants to purchase 28,206 shares of common stock is $150.00 per share and with respect to warrants to purchase 25,641 shares of common stock is $0.75 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances, but do not contain any down-round ratchet provisions.

Subsequent Events. On April 27, 2015, the 12% Convertible Notes were repaid in full.

As of March 31, 2015, the principal balance, unamortized discount, and net carrying amount relating to the 12% Exchanged Notes are as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount
12 % Exchanged Notes	$5,331,459	$-	$5,331,459

VIP Seller Notes

Overview. On April 22, 2014, we issued $11,000,000 principal amount of promissory notes (the “VIP Promissory Notes”) to the MHL Shareholders in connection with our acquisition of MHL. The VIP Promissory Notes become due at the earlier of (1) December 13, 2014, (2) the day the Company first trades it shares of a common stock on certain listed exchanges (including the NYSE Market, the Nasdaq Capital Market, the Nasdaq Global Select Market, the Nasdaq Global Market or the New York Stock Exchange) or (3) the Company completes an underwritten public offering of a minimum of $40 million (the “Maturity Date”). Beginning on August 21, 2014, the VIP Promissory Notes will accrue interest at a rate of 10% per annum. We may prepay the VIP Promissory Notes at any time without penalty. As of March 31, 2015, the Company was in default on the VIP Promissory Notes, as it had not repaid such notes by the maturity date.

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

December 2014 and January and February 2015 12% Convertible Notes

Overview. From December 23, 2014, through December 29, 2014, the Company, completed a private offering of $1,052,632 principal amount 5% Original Issue Discount Convertible Promissory Notes (the “December 12% Convertible Notes”) with accredited investors for total net proceeds to the Company of approximately $917,500 after deducting placement agent fees and other expenses. The investors also agreed to purchase up to an additional $2,000,000 of December 12% Convertible Notes, if certain conditions and milestones were met. Between January 8, 2015 and January 12, 2015 the holders of the December 12% Convertible Notes completed the purchase of the second tranche of $789,473.68 principal amount of December 12% Convertible Notes for a purchase price of $750,000. On February 4, 2015, the holders of the December 12% Convertible Notes completed the purchase of the third tranche of $263,158 principal amount of December 12% Convertible Notes for a purchase price of $250,000.

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

Conversion. The December 12% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the December 12% Convertible Notes shall equal: (i) the principal amount of the note to be converted divided by (ii) a conversion price of $2.10, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, should the Company issue any equity at, or should the exercise or conversion price of any previously issued option, warrant convertible security be adjusted to a purchase price that is less than the current Conversion Price, the Conversion Price will be adjusted to such lower purchase price, with certain limited exceptions. As a result of the subsequent issuances of our warrants, as of March 31, 2014, the conversion price of the December 12% Convertible Notes was $0.45 per share.

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

As of December 31, 2014, the principal balance, unamortized discount, and net carrying amount relating to the December 12% Convertible Notes are as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount
December 12% Convertible Notes	$1,052,632	$(101,229)	$951,403
January and February 12% Convertible Notes	1,052,632	(78,383)	974,249

	$2,150,264	$(179,612)	$1,925,652

Demand Loans

During November and December 2014, the Company borrowed $1,270,000 from certain note holders. These notes were exchanged for convertible promissory notes in February 2015. See February 2015 Exchanged Note and February 2015 Exchanged Demand Loans for Convertible Notes.

Debt Defaults

As of March 31, 2015, the Company was in default on the following instruments: 15% Convertible Notes; the 4% Convertible Notes: the VIP Seller Note and the 12% Exchange Notes. The primary trigger for these defaults was cross default provisions in each note stemming from the inability of the Company to make interest payments on the 15% Convertible Notes at the end of November 2014. Given these cross default provisions, management has been active in seeking a resolution to cure the violations. These actions include refinancing of certain debt instruments and providing or negotiating viable options for the debt holders to convert on revised terms or sell to third parties. The existence of defaults does not affect the classification on the March 31, 2015 and December 31, 2014 consolidated balance sheets of these obligations since they generally contain terms, such as no restrictions on voluntary rights held by the investor lenders to convert the obligations at their discretion at any time. As such, all borrowed debt as of March 31, 2015 and December 31, 2014 are classified as current liabilities.

Warrants and Embedded Derivatives

Certain debt notes include embedded compound derivatives and detachable common stock purchase warrants. The derivatives and warrants were bifurcated from the host, and are accounted for at fair value.  As of March 31, 2015, private placement debt transactions are as follows:

	Face	Carrying	Fair Value of	Fair Value of
	Amount	Amount	Derivatives	Warrants
January 2015 and February 2015 10% Convertible Notes	$526,316	495,026	$539,883	n/a
January 2015 12% Convertible Notes	1,052,632	969,113	1,094,738	n/a
February 2015 Convertible Notes	210,526	196,079	213,380	n/a
February 2015 12% Convertible Notes	3,157,895	741,873	719,579	1,574,580
February 2015 and March 2015 Exchange of January and February 2014 Convertible Notes	1,779,218	218,133	430,060	n/a
Exchange Demand for Convertible Notes	1,052,632	1,000,275	1,146,199	n/a
March 2015 12% Convertible Notes	13,684,211	5,864,662	2,771,509	16,910,241
January 2014 Convertible Notes	7,616,051	7,616,051	4,110,757	11,636,285
February 2014 Convertible Notes	14,200,000	14,200,000	8,371,432	13,953,580
6% Convertible Notes	-	-	-	7,379,999
4% Convertible Notes and 4% Exchange Convertible Notes	3,067,113	2,643,380	3,143,823	n/a
12% Exchange Notes	5,331,459	5,331,459	5,476,004	31,590
December 2014 and January and February 2015 12% Convertible Notes	2,105,262	1,925,652	2,051,930	n/a
	$53,783,315	$41,201,703	$30,069,294	$51,486,275

The proceeds for certain notes were allocated at issuance based upon the fair value of the warrants and the embedded derivatives as follows:

	February 2015 12%	March 2015 12%	March 2015
	Convertible Notes	Convertible Notes	Exchange Notes	Total
Face value of notes	$3,157,895	$13,684,211	$2,317,073	$19,159,179
Fair value of warrants	3,846,717	42,013,225	2,754,656	48,614,598
Fair value of conversion feature	5,943,158	30,351,580	-	36,294,738
Original issue discount	-	684,211	-	684,211
Fair value amounts in excess of proceeds	$(6,631,980)	$(59,364,805)	$(437,583)	$(66,434,368)

At the time of issuance the fair value was determined to be reasonable and because the fair value exceeded the proceeds, greater value was given by us than received in the associated transactions. At the time of the transactions, the Company was in process of working on longer term note financing, but required short term funding to take care of immediate cash needs. These transactions were entered into with the intent of refinancing the convertible notes mentioned above, which subsequently occurred on April 27, 2015.

During the first quarter of 2014, the proceeds for the 15% Convertible Notes were allocated at issuance based upon the fair value of the warrants and the embedded derivatives as follows:

	January	February	Total
Proceeds	$11,325,000	$16,050,000	$27,375,000
Fair value of warrants	(8,871,000)	(22,116,900)	(30,987,900)
Fair value of conversion and other features	(6,342,600)	(19,260,000)	(25,602,600)
Fair value of amounts in excess of proceeds	$(3,888,600)	$(25,326,900)	$(29,215,500)

The compound embedded derivatives reported as debt discounts and common stock warrant discounts are amortized to interest expense using the effective interest method over the remaining terms of the convertible notes. When holders of the convertible notes exercise their rights to convert to common stock, the rate of amortization is accelerated by expensing any unamortized discount associated with the converted debt. Amortization of the convertible debt discount for the three months ended March 31, 2015 is summarized as follows:

Balance, December 31, 2014	$3,437,863
Original face value discount through issuance of convertible notes	1,036,843
Original face value discount through issuance of common stock warrants	17,530,928
Original convertible debt discount through compound embedded derivative	1,099,154
Total convertible note discounts originated during the period	$23,104,788

Less discount amortization on convertible debt	(8,772,651)
Less accelerated discount amortization on convertible debt	(1,712,001)
Balance, March 31, 2015	$12,620,136

February 2014 15% Convertible Notes Discount was fully amortized in February 2015.

May 2014 Convertible Note Discount and December 2014 12% Convertible Note Discount will be fully amortized in November 2015 and December 2015, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Accretion of and interest on convertible notes	$10,699,290	$1,002,576
Interest on principal balance of notes	1,713,136	-
Interest related to warrant issuance	24,458,431	-
Other	2,285,659
	$39,156,516	$1,002,576

9.           EQUITY

During 2014, the Company issued common stock and over-allotment rights.  At issuance the proceeds were allocated based upon the fair value of the warrants.  As of and for the three months ended March 31, 2015, amounts related to these transactions are as follows:

			March 31, 2015
			Fair Value of
	Common	Equity	Warrants and Over-
	Stock	Proceeds	Allotment Rights
April 30, 2014	32,205	$2,431,561	$1,395,542
June 19, 2014	9,361	734,129	410,694
July 16, 2014	211,890	6,477,036	6,170,004
July 16, 2014	12,367	1,044,892	159,927
Total	265,823	$10,687,618	$8,136,167

10.           RELATED PARTY TRANSACTIONS

The Company, through the acquisition of Vapestick, became a party to a distribution agreement with MPL Ltd. (“MPL”). Under the terms of the agreement, MPL is licensed to act as the manufacturer, importer and distributor for Vapestick products for specified retailers in return for a royalty payment. Either party may terminate the agreement after January 1, 2016 on six months prior notice and the satisfaction of certain conditions. The Chief Executive Officer of MPL is related to the Company’s President-International. Sales and purchases for the three months ended March 31, 2015 were approximately $316,000 and $144,000, respectively. At March 31, 2015, the Company had an accounts receivable balance of approximately $461,000.

Logistical and service support is provided by Versatile Wood Specialties (“Versatile”) and is owned by a relative of the former President. Services have been benchmarked against other providers to ensure the costs are competitive. The relationship began in early 2014 and continues still today. There is no formal signed agreement in place. Services provided by Versatile in the three months ended March 31, 2015 and 2014 totaled approximately $151,000 and $0 respectively.

Triangle Media provides marketing and logistics support and is wholly owned by the Director of Hardwire. This relationship was established prior to the entity being acquired and continues still today. Services in the three months ended March 31, 2015 and 2014 were approximately $209,000 and $0 respectively.

Triangle Fulfillment provides marketing and logistics support and is wholly owned by the Director of Hardwire. This relationship was established prior to the entity being acquired and continues still today. Services in the three months ended March 31, 2015 and 2014 were approximately $222,000 and $0 respectively.

The Company, through the acquisition of Vapestick, became a party to a supplier agreement with Internet Marketing Hub Ltd. (“IMH”). Under the terms of the agreement, IMH provides the labor and expertise for the design, development and maintenance, including search engine optimization for internet marketing on the websites: www.vapestick.co.uk and www.electroniccigarettedirect.co.uk. The Company’s President-International is a 50% owner of IMH. Pursuant to the terms of the agreement Vapestick will pay £15,000 ($22,275 as of March 31, 2015) for each month during which the agreement continues, and will pay an additional £10,000 ($14,850 as of March 31, 2015) per month for each month during the whole of which the Vapestick website is found at all times on page 1 of Google UK’s organic search listings, following a search of Google UK only, using only the key phrase “electronic cigarette”. Total costs incurred under this agreement were approximately $32,000 and $0 for the three months ended March 31, 2015 and 2014, respectively.

On December 30, 2013, the Company entered into a comprehensive partnership agreement with Fields Texas Limited LLC’s affiliate, E-Cig Acquisition Company LLC (“Fields Texas”), which is partially owned by one of the Company’s former directors. Pursuant to the agreement, if Fields Texas facilitates a merger or acquisition, strategic partnership, joint venture, licensing or similar transaction, we will pay Fields Texas a one-time fee equal to 5% of the purchase price paid in the same form of consideration as used in the transaction. For the three months ended March 31, 2015 and 2014, amounts due under this agreement were approximately $129,000 and $1.3 million, respectively.

On January 30, 2015, two warrant holders amended their warrants so that the number of warrants would be 1,000,000 each at an exercise price of $0.75 per share and certain adjustment provisions would be removed. These transactions were entered into with affiliates of a then director who was an influential shareholder. Management determined that the affiliates surrendered rights that were significantly greater in value than the consideration he received. Additionally, on March 11, 2015 another affiliate surrendered a warrant to purchase 1,000,000 shares at common stock. Certain advisory warrants were also cancelled. The excess consideration received by the Company in the form of warrant values in substance is deemed a capital contribution to the Company.

Daniel J. O’Neill, the Company’s Chief Executive Officer, is an investor in the Company holding $195,456 principal amount of January 2014 15% Convertible Notes, which were purchased from another note holder, as well as warrants to purchase 260,608 shares of our common stock at an exercise price of $1.0125, which were issued to Mr. O’Neill in conjunction with his note purchase.

Warrants outstanding as of March 31, 2015 include the following resulting from related party transactions:

	Original Issue Warrants	Warrant Liability	Loss on fair value adjustment for the quarter ended March 31, 2015
December 31, 2014	45,318,363	$46,251,351	$-
Modifications
Advisory services	(40,311,696)	(42,354,503)	-
Cancellations
Advisory services	(2,000,000)	(2,233,200)	-
Mark-to-market adjustment	-	621,419	(621,419)
March 31, 2015	3,006,667	$2,285,067	$(621,419)

11.           STOCK BASED COMPENSATION

During the quarter ended March 31, 2015, the Company granted options for the purchase of 19,180,569 shares of common stock and also granted 2,194,998 restricted shares.

Stock options

The fair value of the stock options amounted to approximately $12.9 million and was based upon the closing price of the Company’s stock on the date of grant, expected lives of 10 years, risk free rate of returns ranging from 1.37% to 1.60%, average forfeiture rate of 8% and volatility of 140%. Unrecognized stock compensation related to stock options amounted to approximately $3.4 million as of March 31, 2015.

			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
Stock Options	Shares	Price	(In Years)	Value
Balance at December 31, 2014	540,000	$26.10	3.78	$-
Granted	19,180,569	0.75	10.0
Exercised	-	-	-
Forfeited	(1,340,000)	0.80	10.0
Balance at March 31, 2015	18,380,569	$1.49	9.77	$2,773,918
Vested and exercisable at March 31, 2015	15,868,437	$1.61	9.74	$2,370,099

Restricted Stock

The fair value of the restricted stock granted amounted to approximately $1.6 million and was based upon the closing price of the Company’s stock on the date of grant. Unrecognized stock compensation related to restricted stock amounted to approximately $2.7 million as of March 31, 2015.

		Weighted
		Average
	Number of	Grant Date
Restricted Stock	Shares	Fair Value
Balance at December 31, 2014	66,667	$5.85
Granted	2,194,998	0.75
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2015	2,261,665	$0.90

Total stock based compensation expense for the three months ended March 31, 2015 and 2014 was approximately $9.9 million and $45,000, respectively, and is included in operating expenses.

Subsequent Event

On April 13, 2015, the Company granted 12,165,748 stock options (exercise price of $.38 per share) and 677,000 restricted shares (grant date fair value of $.38 per share.)

12.           COMMITMENTS AND CONTINGENCIES

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

13.           WARRANTS

Warrants outstanding as of March 31, 2015 include the following:

					As of March 31, 2015
	Grant Date	Number of Warrants on Grant Date	Initial Fair Value	Exercise Price	Reset Price	Number of Warrants Outstanding	Fair Value
February 2014 Private Placements	February 28, 2014	214,000	$22,116,900	$75.00	$0.75	10,000,000	$8,000,000
Exchanged 2014 Notes	July 17, 2014	53,846	$129,230	$150.00	n/a	53,847	$31,590

Unit Offerings in 2014 - Original Terms:
	June 19, 2014	2,340	$87,404	$0.45	$0.75	54,167	$43,875
	July 16, 2014	7,901	$248,890	$101.25	n/a	7,901	$2,212
	July 16, 2014	8,552	$89,484	$97.50	$0.75	1,336,980	$1,096,324
Advisory Services - Original Terms:
	December 31, 2013	6,667	$-	$0.45	$0.75	6,667	$5,067
	February 28, 2014	2,550	$2,640,593	$5.00	$0.05	3,564,060	$2,878,585
	April 1, 2014	93,722	$3,655,166	$0.45	$0.45	18,744,440	$14,673,308
	April 22, 2014	5,698	$175,228	$0.36	$0.75	1,166,789	$933,431
	May 16, 2014	61,200	2,423,520	$90.00	$0.45	12,240,000	$9,792,000
	May 30, 2014	124	$74,200	$90.00	$0.37	423,723	$347,453
	June 3, 2014	4,603	$171,234	$97.50	$0.75	1,131,943	$928,193
	August 1, 2014	46,667	$434,000	$100.20	$0.45	10,391,111	$8,416,800
Advisory Services - Modified Terms:
	April	78,561	$192,978			78,561	$62,921
	June 3	91,780	$225,568			91,780	$75,260
	July 16	114,483	$310,936			107,864	$88,448
	Jan/Feb	839,449	$2,053,206			839,449	$673,901
	May 30	34,356	$84,437			34,356	$28,172
Warrants Issued with Debt:
	March 13, 2015	8,333,333	$20,000,000	$1.00	n/a	8,199,999	$7,379,999
	Janaury 16, 2015	6,400,000	$4,344,320	$1.01	n/a	6,139,393	$4,788,726
	Janaury 16, 2015	6,400,000	$4,344,320	$1.01	n/a	6,400,000	$4,992,000
	January 15, 2015	987,655	$670,420	$1.01	n/a	987,655	$739,260
	January 27, 2015	41,026	$27,848	0.75	n/a	41,026	$32,821
	January 30, 2015	666,667	$471,067	$1.01	n/a	666,667	$522,533
	March 12, 2015	1,897,084	$3,846,717	$0.45	n/a	1,897,084	$1,574,580
	March 13, 2015	15,104,150	$34,614,181	$0.45	n/a	15,104,150	$12,536,445
	February 15, 2015	1,945,469	$4,458,431	$0.45	n/a	1,945,469	$1,614,739
	March 13, 2015	3,324,167	$7,617,994	$0.45	n/a	3,324,167	$2,759,059
Modified Private Placements:
	Modified January 2014	20,061,794	$32,982,432	varies	varies	14,895,129	$11,636,285
	Modified February 2014	14,878,134	$18,066,742	varies	varies	7,901,234	$5,953,580
	Modified April 30, 2014	1,744,427	$3,784,185	$0.45	n/a	1,744,427	$1,395,542
	Modified June 18, 2014	452,863	$798,707	$0.45	n/a	452,863	$366,819
	Modified July 16, 2014	544,861	$1,133,646	$0.45	n/a	355,393	$159,927
Fields Texas and FTX Advisory:	Modified December 27, 2013	3,000,000	$-	$0.75	n/a	3,000,000	$2,280,000
		87,448,130	$172,273,984			133,328,384	$106,809,856

The modifications to the warrants listed above were to: (1) set the exercise price of the warrant, (2) remove the adjustment provisions stemming from any subsequent issuances, and, with respect to warrants issued in connection with the January 2014 and February 2014 Private Placements, (3) add a cashless exercise provision.

A summary of changes in our warrants for the period ended March 31, 2015 is as follows:

			Loss (Gain) Recognized
			on Fair Value
			Adjustment for the
			Period Ended
	Warrants	Warrant Liability	March 31, 2015
December 31, 2014	113,520,880	$123,897,915	18,241,636
Issued:
Modified Fields Texas and FTX	3,000,000	2,280,000	2,280,000
Modified advisory awards	1,158,629	2,867,125	(1,700,381)
Modified private placements	37,682,079	56,765,712	(22,414,747)
Warrants associated with debt offerings	45,099,551	80,395,298	(36,587,915)
Exercised:
Private Placements	(9,952,473)	(14,944,510)	(3,112,260)
Other	(2,030,832)	(3,025,690)	(6,450,748)
Cancelled:
Fields Texas and FTX	(30,000,000)	(2,233,200)	-
Modified awards
Fields Texas and FTX	(11,102,647)	(43,488,463)	(2,899,231)
Other	(14,046,803)	(88,715,322)	59,632,655
Mark-to-market adjustment	-	(6,989,009)	-
March 31, 2015	133,328,384	$106,809,856	$6,989,009

Included in Note 16 are the fair value adjustments related to the advisory agreement warrants, the warrants issued in connection with the 2014 Private Placements and the warrants issued to William Fields as follows:

Advisory agreement warrants	$82,026,592
Warrants issued with private placements	39,924,100
$121,950,692

A binomial model is used to compute the fair value of the warrants. In order to calculate the fair value of the warrants, certain assumptions are made regarding components of the model. As of March 31, 2015, significant assumptions include the risk-free interest rate ranging from 0.04% to 1.31% and volatility of 140%. Changes to the assumptions could cause significant adjustments to the valuation.

The risk-free interest rate is based on the yield of U.S. treasury bonds over the expected term. The expected share price volatility is based on historical common stock prices for comparable publicly traded companies over a period commensurate with the life of the instrument.

14.           LOSS PER SHARE

The following table represents a reconciliation of basic and diluted loss per share:

	Three Months Ended March 31,
	2015	2014
Net loss used in the computation of basic and diluted loss per share	$(67,503,083)	$(86,411,460)

Weighted average shares outstanding - basic and diluted	19,366,717	4,239,702

Per Share Data:
Basic and diluted
Net loss	$(3.49)	$(20.38)

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be antidilutive. Common stock equivalents, that were not included in the calculation of diluted loss per share because to do so would have been antidilutive for the periods presented, are as follows:

	Three Months Ended March 31,
	2015	2014
Stock Options	18,380,569	449,158
Restricted stock	2,261,665	-
Warrants	133,328,368	809,342
Convertible debt	85,573,878	365,000
Total antidilutive common stock equivalents excluded from dilutive earnings per share	239,544,480	1,623,500

15.           GOODWILL AND OTHER INTANGIBLES

A summary of changes in our goodwill and other intangible assets for the three months ended March 31, 2015 is as follows:

Goodwill/Intangible	Net Balance as of December 31, 2014	Additions	Translation Adjustment	Impairment	Amortization	Net Balance as of March 31, 2015
Goodwill	$56,658,459	$-	$(1,215,781)	$-	$-	$55,442,678
Tradename	$25,622,815	$-	$(904,622)	$-	$(559,082)	$24,159,111
Customer Relationships	$27,656,715	$-	$(1,176,138)	$-	$(1,464,609)	$25,015,968
Domain Name and Website	$1,057,985	$-	$(51,315)	$-	$(27,857)	$978,813
Non-Compete Agreements	$355,562	$-	$-	$-	$(35,000)	$320,562
	$111,351,536	$-	$(3,347,856)	$-	$(2,086,548)	$105,917,132

16.           FAIR VALUE MEASUREMENTS

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

In order to calculate the fair value of our warrants, certain underlying assumptions are made regarding components of the model. As of March 31, 2015, significant assumptions include, the risk-free interest rate ranging from .04% to 1.31% and share price volatility of 140%. Changes to the assumptions could cause significant adjustments to the valuation.

The fair value of the underlying common stock was determined based on the traded price of the Company’s stock. The risk-free interest rate is based on the yield of U.S. treasury bonds over the expected term. The expected share price volatility is based on historical common stock prices for comparable publicly traded companies over a period commensurate with the expected term of the instrument.

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

Assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015
Recurring fair value measurements	Total	Level 1	Level 2	Level 3

Liabilities:
Warrant Liability	$106,809,856	$-	$-	$106,809,856
Derivatives	$36,237,073	$-	$-	$36,237,073
Total liabilities	$143,046,929	$-	$-	$143,046,929

	December 31, 2014
Recurring fair value measurements	Total	Level 1	Level 2	Level 3

Liabilities:
Warrant Liability	$123,897,915	$-	$-	$123,897,915
Derivatives	$40,090,977	$-	$-	$40,090,977
Warrant Liability	$163,988,892	$-	$-	$163,988,892

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair value Measurements Using Significant unobservable inputs (Level 3)
	Total	Warrant Liability	Derivatives
Balance January 1, 2015	$163,988,892	$123,897,915	$40,090,977
Transfers into level 3	-	-	-
Transfers out of level 3	-	-	-
Total net (gains) losses included in:
Net loss	(10,249,379)	(6,989,009)	(30,738,892)
Extinguishment through exercise	(37,394,877)	(17,970,200)	(19,424,677)
Extinguishment through modification	(32,401,123)	(132,203,785)	-
Extinguishment through cancellation	(44,237,232)	(2,233,200)	-
Other comprehensive loss	-	-	-
Purchases, sales, issues, and settlements
Purchases	-	-	-
Issuances	103,340,648	142,308,135	46,309,665
Sales	-	-	-
Settlements	-	-	-
Balance March 31, 2015	$143,046,929	$106,809,856	$36,237,073

17.           ACCOUNTS PAYABLE AND ACCRUED EXPENSES

 As of March 31, 2015 and December 31, 2014, accounts payable and accrued expenses are as follows:

	March 31, 2015	December 31, 2014
Accounts payable	$11,255,517	$10,599,461
VIP earn out	5,000,000	5,000,000
Accrued interest	4,458,940	2,945,186
Other accrued expenses	2,307,679	3,866,797
	$23,022,136	$22,411,444

18.           GOING CONCERN

These consolidated financial statements have been prepared assuming that the Company will be able to continue operating in the normal course of business as a going concern.

The Company has generated operating losses, had negative operating cash flows, and accumulated a net capital deficit. The lack of profitability thus far has resulted from significant one-time expenses associated with the acquisitions and a planned uplisting onto a more senior exchange in 2014. The pace of the acquisitions and complexity associated with the financing of the Company led to difficulties in fully integrating newly acquired business units. As a result of these and other factors, the Company is in default of its debt obligations as of December 31, 2014 and March 31, 2015 and capital resources may be insufficient to enable full execution of the global business plan in the near term. Our independent auditors, in their report dated March 31, 2015 on our 2014 consolidated financial statements, stated that these conditions raise substantial doubt about our ability to continue as a going concern.

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

• Elimination of no-essential employees

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

19.           SUBSEQUENT EVENTS

Appointment of Chief Executive Officer

On April 8, 2015, Brent Willis notified the Board of Directors (the “Board”) of the Company, that he resigned from his position as Chief Executive Officer of the Company as well as a member of the Board, effective immediately. Following Mr. Willis’s resignation, the number of directors on the Board went from five to four.

On April 16, 2015, the Board appointed Mr. Daniel J. O’Neill, the Company’s Executive Chairman and a member of the Board of Directors, as the Chief Executive Officer of the Company, effective immediately. Mr. O’Neill will perform the services and duties that are normally and customarily associated with the Chief Executive Officer position as well as other associated duties as the Board reasonably determines.

Exchange of 15% Convertible Notes

On April 7, 2015, April 9, 2015, April 14, 2015, April 15, 2015 and April 21, 2015, the Company exchanged $1,313,750 aggregate principal amount of 15% Convertible Notes with an accredited investor for $1,455,659 principal amount of 10% Convertible Notes, which tranche may be converted to shares of common stock at a conversion price of $0.75 rather than $2.10. For a further description of the remaining terms of the 10% Convertible Notes, see “Note 8 Borrowed Debt - 10% Convertible Note Financing”.

Repayment of Outstanding Convertible Debt

On April 27, 2015, the Company repaid in full the 4% Convertible Notes, the 4% Convertible Exchange Notes, the 12% Exchange Notes and the March 2015 12% Convertible Notes, utilizing the proceeds received from the term loans pursuant to the credit agreements entered into on the same as further discussed above. Additionally, the holders of the March 2015 12% Convertible Notes cancelled the warrants received in such financing.

Amendment of VIP Promissory Notes

On April 27, 2015, the Company and the MHL Shareholders agreed to amend the VIP Promissory Notes, whereby the Company agreed to pay the $15.9 million owed to the MHL Shareholders pursuant to the VIP Promissory Notes and the earn-out clause under the share exchange agreement dated April 22, 2014 per the following schedule: (1) $8.0 million on April 27, 2015, (2) $300,000 to be paid on the first of the month every month from October 1, 2016 through November 1, 2017, and (3) any remaining balance on December 1, 2017.

Stock options and restricted stock grants

On April 13, 2015, the Company granted 12,165,748 stock options and 677,000 restricted shares.

Corporate Headquarters Building Sale and Leaseback

On April 29, 2015, the Company entered into a sale leaseback transaction for its Corporate Headquarters located at 14200 Ironwood Drive, Grand Rapids, Michigan. The Company sold the building for $500,000 and leased back a portion of the facility to continue corporate operations in the current facility. The proceeds were used to paydown the existing mortgage and the Company has office space rent free for 2 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward Looking Statements

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

We accommodate the various product preferences of e-cigarette users by offering a comprehensive set of products, including disposables, rechargeables, tanks, starter kits, e-liquids, open and closed-end vaping systems and accessories. Our products consist of durable components and nicotine liquids that undergo rigorous quality testing during production. We market our products through what we believe is one of the most extensive brand portfolios in the e-cigarette industry. Our global brand portfolio includes the FIN, VIP, VAPESTICK and VICTORY brands. We believe that this combination of product breadth and quality, combined with our effective brand strategy, resonates strongly with adult consumers who associate our products with ease of use, quality, reliability and great taste.

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

Recent Developments

Changes to Management and Board of Directors

On January 9, 2015, the Board of Directors (the “Board”) of the Company appointed Daniel J. O’Neill as Executive Chairman of the Company, which became effective March 16, 2015. The Board also appointed Mr. O’Neill as a member of the Board effective April 16, 2015.

On January 9, 2015, James P. McCormick notified the Company that he would resign from his position as Chief Financial Officer of the Company, effective immediately. Mr. McCormick’s resignation was not as a result of any disagreement with the Company and he continues to be employed by the Company in other positions. On the same day, the Board appointed Philip Anderson as the Chief Financial Officer of the Company.

In conjunction with the recent restructuring of executive management, the Company had requested that certain members of the board of directors submit their resignation. As such, on March 6, 2015, William R. Fields, Marc Hardgrove, Charles L. Jarvie, Howard Lefkowitz and Tim McClure each submitted a notice of resignation resigning as director to the Company effective upon receipt of such notice by the Company. The resignations were not as a result of any disagreements with us.

On April 8, 2015, Brent Willis notified the Board that he resigned from his position as Chief Executive Officer of the Company as well as a member of the Board, effective immediately.

On April 16, 2015, the Board appointed Mr. O’Neill, the Company’s Executive Chairman and a member of the Board of Directors, as the Chief Executive Officer of the Company, effective immediately.

Reverse Stock Split

On March 23, 2015, the Company, utilizing the authority granted to the Board at the March 10, 2015 special meeting of stockholders, effected a one-for-fifteen reverse split of our common stock.

Cancellation of Security held by Holders of 6% Convertible Notes

On March 13, 2015, the Company paid back the remaining outstanding principal of the 6% Convertible Notes. For a further description, see “-Liquidity and Capital Resources-Exchange of 6% Convertible Notes” below. In connection with this repayment, the collateral held by the holders of the 6% Convertible Notes, which included the equity interests in all of the Company’s subsidiaries, was released.

Refinancing

On April 27, 2015, the Company, entered into credit agreements with an institutional investor and other investors, pursuant to which the investors made term loans to the Company in the aggregate principal amount of $41,214,225.

The proceeds of the term loans were used primarily to repay certain indebtedness of the Company with the remainder used for working capital and other general corporate purposes.

The obligations of the Company under the credit agreements are guaranteed by all of the directly and indirectly wholly-owned subsidiaries of the Company.

For a further description, see “-Subsequent Events-Credit Agreements”

Components of Revenues and Costs and Expenses

Revenues

Our revenues are derived from the sale of e-cigarette, vaping and related products directly to consumers over the internet and to various retailer and wholesaler customers. Our revenues are reported net of return reserves, which represent that portion of gross revenues not expected to be realized. In particular, retail revenue, including e-commerce sales, is reduced by estimates of “contractual” returns.

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

Results of Operations

We completed four business acquisitions in 2014, two of which occurred after the first quarter of that year. Given the recent expansion of our operations, and our limited operating history in general, the usefulness of comparisons of 2015 operating results solely to that of prior year interim periods is limited.

Comparison for the three months ended March 31, 2015 and March 31, 2014

Revenues

Revenue for the three months ended March 31, 2015 and 2014 were $11,091,875 and $4,138,540, respectively, an increase of $6,953,335. This takes into account non-cash expense adjustments of $930,056 related to customer account agreements. The increase in revenue is primarily attributable to the impact of the acquisitions of each of FIN, VIP and Hardwire, which were given little or no effect during the prior-year period.

Cost of goods sold for the three months ended March 31, 2015 and 2014 were $5,830,122 and $2,781,667 respectively, an increase of $3,048,455. The increase is primarily due to the impact of the acquisitions of each of FIN, VIP and Hardwire, which were given little or no effect during the prior-year period.

Operating Expenses

Advisory agreement warrants for the three months ended March 31, 2015 and 2014 were $0 and $50,164,350, respectively.

Distribution, marketing and advertising expenses for the three months ended March 31, 2015 and 2014 were $3,414,198 and $1,106,535 respectively, an increase of $2,307,663.

Selling, general and administrative costs for the three months ended March 31, 2015 and 2014 were $19,487,939 and $6,279,372, respectively. This includes a stock based compensation charge of approximately $9.9 million relating to the value of options issued to our employees in the period ended March 31, 2015. Additionally, the increase relates to cost associated with general administrative fees, customer service and purchasing outsourcing, insurance, telecommunications, printing, supplies and other miscellaneous items. The cost of regulatory compliance, meeting SEC reporting obligations in particular, is substantial and has continue to rise.

Other Expenses

Interest expense for the three months ended March 31, 2015 and 2014 were $39,156,516 and 1,002,576, respectively. The increase was attributable to interest on the convertible notes issued by the Company in 2015, 2014 and 2013, as well as amortization of deferred finance costs and the accretion of debt, offset by interest income on the conversion feature on certain debt instruments. Warrant fair value adjustment, derivative fair value adjustment and gain on extinguishment of warrants amounted to $6,989,009, ($30,738,894) and ($32,401,137) for the three months ended March 31, 2015. The fair value in excess of proceeds for warrants issued in January and February 2014 was approximately $0 and $29,215,500 for the three months ended March 31, 2015 and 2014, respectively.

Net Loss

The net loss for the three months ended March 31, 2015 and 2014 was ($67,503,083) and ($86,411,460), respectively. The net loss per common share for the three months ended March 31, 2015 and 2014 was ($3.49) and ($20.38), respectively.

Liquidity and Capital Resources

Our uses of cash include working capital needs, debt service and acquisitions. As of March 31, 2015, we had unrestricted cash of $1,021,281 and a working capital deficit of ($209,202,367), which included $54,246,900 of short term-indebtedness described under “Debt and Equity Financings” below, as compared to cash of $2,099,475 and a working capital deficit of ($146,106,470) as of December 31, 2014.

Our sources of cash include cash on hand, and equity and debt financings. As of March 31, 2015, we had unrestricted cash of approximately $1,021,281.

Working capital deficit was ($209,202,367) and ($146,106,470) at March 31, 2015 and December 31, 2014, respectively; and cash and cash equivalents were approximately $1,021,281and $2,099,475, respectively.  The increase in the working capital deficit is attributable to equity and debt financings by the Company, partially offset by continued increases in operating expenses.  Absent generation of sufficient revenue from the execution of our business plan, we will need to obtain additional debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we continue to experience significant regulatory compliance expense levels resulting from being a publicly-traded company.   If we attempt to obtain additional debt or equity financing, we cannot assume that such financing will be available to us on favorable terms, or at all.

Cash Flows

Operating activities for the three months ended March 31, 2015 required cash of approximately ($3,956,000) compared to $6,541,000 for the three months ended March 31, 2014, a decrease in cash used of approximately $2,585,000. Our cash flows from financing activities were approximately $3,465,000 and $23,326,000 for the three months ended March 31, 2015 and 2014, respectively, a decrease of $19,862,000.  Our cash flows used in investing activities were approximately $30,000 and $15,511,000 for the three months ended March 31, 2015 and 2014, respectively, a decrease of approximately $15,481,000 primarily due to acquisitions made during 2014.

Debt and Equity Financings

15% Senior Secured Convertible Promissory Notes

Overview. On January 7, 2014, January 14, 2014, January 31, 2014 and February 28, 2014, we completed “best efforts” private offerings of $27,375,000 aggregate principal amount of 15% Senior Secured Convertible Promissory Notes, as amended (the “15% Convertible Notes”) and warrants to purchase shares of common stock with accredited investors for total net proceeds to the Company of $25,424,790 after deducting placement agent fees and other expenses. Between January and March 2015, holders of $20,150,000 principal amount of 15% Convertible Notes agreed to amend their notes to (1) extend their notes to July 7, 2016 or August 28, 2016, 18 months from the initial maturity date, (2) set the interest rate for extended time to 8% annually, (3) remove the adjustment provisions stemming from any subsequent issuances and (4) set the conversion price at either $0.75 or $0.45. Additionally, during that period, holders of $1,507,600 principal amount of 15% Convertible Notes converted their notes and holders of $3,375,000 principal amount of 15% Convertible Notes (which includes holders with a right to acquire 15% Convertible Notes subsequent to March 31, 2015) agreed to exchange their notes for 12% Exchange Convertible Notes as further discussed in “-Exchange of 15% Convertible Notes” below. Additionally, holders of the warrants issued in connection the 15% Convertible Note offering, as described below, agreed to amend their warrants to (1) remove the adjustment provisions stemming from any subsequent issuances, (2) add a cashless exercise provision and (3) set the conversion price at either $1.0125 or $0.45. As of March 31, 2015, the aggregate principal amount of the outstanding 15% Convertible Notes was approximately $21.8 million.

Maturity and Interest. The 15% Convertible Notes issued in January 2014 are due on July 7, 2016 and the 15% Convertible Notes issued in February 2014 are due on August 28, 2016 if not converted prior to those dates and accrue interest at a rate of 8% on the aggregate unconverted and outstanding principal amount, payable in cash on a quarterly basis.

Conversion. The 15% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 15% Convertible Notes equal: (i) the outstanding principal amount of the convertible note divided by (ii) a conversion price of $0.75 (for $19,650,000 of outstanding principal amount) or $0.45 (for $2,164,225 of outstanding principal amount), as adjusted from time to time. The conversion price for the 15% Convertible Notes is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change.

Prepayments. The 15% Convertible Notes may be prepaid in cash, in whole or in part, at any time for 115% of sum of the outstanding principal and accrued interest.

Warrants. The warrants, as amended, issued in the offerings are exercisable for an aggregate of 365,000 shares of the Company’s common stock. The warrants are exercisable for a period of five years from their respective issue dates. The exercise price with respect to the warrants is $75.00 per share, as adjusted from time to time. The exercise price and the amount of shares of our common stock issuable upon exercise of the warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

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

VIP Promissory Notes

On April 22, 2014, we issued $11,000,000 principal amount of promissory notes (the “VIP Promissory Notes”) to the MHL Shareholders in connection with our acquisition of MHL. The VIP Promissory Notes become due at the earlier of (1) December 13, 2014, (2) the day the Company first trades it shares of a common stock on certain listed exchanges (including the NYSE Market, the Nasdaq Capital Market, the Nasdaq Global Select Market, the Nasdaq Global Market or the New York Stock Exchange) or (3) the Company completes an underwritten public offering of a minimum of $40 million (the “Maturity Date”). Beginning on August 21, 2014, the VIP Promissory Notes will accrue interest at a rate of 10% per annum. We may prepay the VIP Promissory Notes at any time without penalty. As of March 31, 2015, the Company was in default on the VIP Promissory Notes, as it had not repaid such notes by the maturity date.

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

Subsequent Events. On April 27, 2015, the Company and MHL Shareholders agreed to amend the VIP Promissory Notes, whereby the Company agreed to pay the $15.9 million owed to the MHL Shareholders pursuant to the VIP Promissory Notes and the earn-out clause under the share exchange agreement dated April 22, 2014 per the following schedule: (1) $8.0 million on April 27, 2015, (2) $300,000 to be paid on the first of the month every month from October 1, 2016 through November 1, 2017, and (3) any remaining balance due on December 1, 2017.

6% Original Issue Discount Senior Secured Convertible Promissory Notes

Overview. On April 22, 2014, the Company completed a private offering of $24,175,824 principal amount (the “First Tranche”) of 6% Original Issue Discount Senior Secured Convertible Promissory Notes, as amended (the “6% Convertible Notes”) with accredited investors for total net proceeds to the Company of $20,511,200 after deducting placement agent fees and other expenses. On June 3, 2014, we and the holders of the 6% Convertible Notes amended the 6% Convertible Notes, and we agreed to issue an additional $7,992,308 principal amount of 6% Convertible Notes in two additional tranches. On that date we issued additional 6% Convertible Notes in the principal amount of $4,395,604 (the “Second Tranche”) for total net proceeds to the Company of $3,950,000. The third tranche of additional 6% Convertible Notes in the principal amount of $3,596,704 (the “Third Tranche”) was purchased on August 20, 2014 for total net proceeds to the Company of $2,975,000.  On October 15, 2014, we and the holder of the 6% Convertible Notes amended the 6% Convertible Notes, and we agreed to issue an additional $5,500,000 principal amount of 6% Convertible Notes for a purchase price of $5,000,000 (the “Fourth Tranche”) for total net proceeds to the Company of $4,648,200. On March 13, 2015, the 6% Convertible Notes were repaid in full.

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

Warrants. The warrants, as amended, issued in these offerings are exercisable for a period of five years from their issue dates. The exercise price with respect to the warrants is $0.45 per full share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

4% Original Issue Discount Convertible Promissory Notes

Overview. On May 30, 2014, the Company completed a private offering to Dominion Capital LLC for total net proceeds to the Company of $2,000,000 after deducting placement agent fees and other expenses, which proceeds we used for general working capital. Pursuant to a securities purchase agreement with the purchaser, the Company issued to the purchaser $2,105,263 principal amount of 4% original issue discount convertible promissory notes (the “4% Convertible Notes”). Additionally, on May 30, 2014, we exchanged $3,625,000 principal amount of FIN Promissory Notes plus $375,000 of accrued interest with Dominion Capital LLC, a holder of a portion of our FIN Promissory Notes, for $4,210,526 principal amount of another series of 4% original issue discount convertible promissory notes (the “4% Exchange Convertible Notes”). As of March 31, 2015, the aggregate outstanding principal amount of the 4% Convertible Notes was $281,377, and the aggregate outstanding principal amount of the 4% Exchange Convertible Notes was $2,794,737.

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

Conversion. The 4% Convertible Notes and the 4% Exchange Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 4% Convertible Notes or the 4% Exchange Convertible Notes shall equal: (i) the principal amount of the note to be converted (plus accrued interest and unpaid late charges, if any) divided by (ii) a conversion price of $90.00, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, subject to certain limited exceptions, if the Company issues any common stock or warrants or convertible debt entitling any person to acquire common stock at a per share purchase price that is less than the conversion price for the notes, such conversion price will be adjusted to that lower purchase price. As a result of the subsequent issuances of our convertible notes, warrants and shares of our common stock, as of March 31, 2015, the conversion price of the 4% Convertible Notes and the 4% Exchange Convertible Notes was $0.45 per share.

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

Subsequent Events. On April 27, 2015, the 4% Convertible Notes and the 4% Exchange Convertible Notes were repaid in full.

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

Subsequent Events. On April 27, 2015, the Company and Man FinCo agreed to cancel Man FinCo’s option to purchase an additional $40,000,000 of shares of common stock of the Company.

12% Original Issue Discount Convertible Promissory Notes

Overview. On July 17, 2014, we exchanged the remaining $10,500,000 outstanding principal amount of FIN Promissory Notes with Dominion Capital LLC and MG Partners II, Ltd., a subsidiary of Magna Group, LLC, the holders of such notes, for 12% original issue discount convertible promissory notes in the aggregate principal amount of $11,052,632 (the “12% Convertible Notes”) and warrants to purchase an aggregate of 53,846 shares of our common stock. As of March 31, 2015, the aggregate outstanding principal amount of the 12% Convertible Notes was $5,331,426.

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

Conversion. The 12% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 12% Convertible Notes shall equal: (i) the principal amount of the Note to be converted (plus accrued interest and unpaid late charges, if any) divided by (ii) a conversion price of $97.50, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, subject to certain limited exceptions, if the Company issues any common stock or warrants or convertible debt entitling any person to acquire common stock at a per share purchase price that is less than the conversion price for the notes, such conversion price will be adjusted to that lower purchase price. Also, the conversion price of the notes will be adjusted if the closing bid price for the Company’s common stock on January 13, 2015 is below the conversion price, in which case the original conversion price will automatically adjust to 70% of the lowest VWAP in the 15 trading days prior to such date. As a result of the subsequent issuances of our convertible notes, warrants and shares of our common stock, as of March 31, 2015, the conversion price of the 12% Convertible Notes was $0.45 per share.

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

Warrants. The warrants issued in the exchange are exercisable for a period of eighteen months from their issue dates. The exercise price with respect to warrants to purchase 28,206 shares of common stock is $150.00 per share and with respect to warrants to purchase 25,641 shares of common stock is $0.75 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances, but do not contain any down-round ratchet provisions.

Subsequent Events. On April 27, 2015, the 12% Convertible Notes were repaid in full.

Short Term Loan

On November 20, 2014, and December 15, 2014, the Company received loans in the aggregate of $1,200,000 with an annual interest rate of 12%. These loans were exchanged in February 2015 for December 12% Convertible Notes. For a further description, see “-Exchange of Short Term Loan” below.

December 12% Convertible Notes

Overview. From December 23, 2014, through December 29, 2014, the Company, completed a private offering of $1,052,632 principal amount 5% Original Issue Discount Convertible Promissory Notes (the “December 12% Convertible Notes”) with accredited investors for total net proceeds to the Company of approximately $917,500 after deducting placement agent fees and other expenses. The investors also agreed to purchase up to an additional $2,000,000 of December 12% Convertible Notes, if certain conditions and milestones were met. Between January 8, 2015 and January 12, 2015 the holders of the December 12% Convertible Notes completed the purchase of the second tranche of $789,473.68 principal amount of December 12% Convertible Notes for a purchase price of $750,000. On February 4, 2015, the holders of the December 12% Convertible Notes completed the purchase of the third tranche of $263,158 principal amount of December 12% Convertible Notes for a purchase price of $250,000. As of March 31, 2015, the aggregate outstanding principal amount of the December 12% Convertible Notes was $2,105,264.

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

Conversion. The December 12% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the December 12% Convertible Notes shall equal: (i) the principal amount of the note to be converted divided by (ii) a conversion price of $2.10, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, should the Company issue any equity at, or should the exercise or conversion price of any previously issued option, warrant convertible security be adjusted to a purchase price that is less than the current Conversion Price, the Conversion Price will be adjusted to such lower purchase price, with certain limited exceptions. As a result of the subsequent issuances of our warrants, as of March 31, 2015, the conversion price of the December 12% Convertible Notes was $0.45 per share.

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

January 2015 and February 2015 10% Convertible Notes

Overview. On January 14, 2015, the Company completed a private offering of $263,158 principal amount 5% Original Issue Discount Convertible Promissory Notes (the “10% Convertible Notes”) with accredited investors for total net proceeds to the Company of approximately $250,000 after deducting placement agent fees and other expenses. The investors also agreed to purchase up to an additional $250,000 of 10% Convertible Notes, if certain conditions and milestones were met. On February 4, 2015, the second tranche of $263,158 principal amount 10% Convertible Notes was purchased for total net proceeds to the Company of $250,000. As of March 31, 2015, the aggregate outstanding principal amount of the 10% Convertible Notes was $526,316.

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

Conversion. The 10% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 10% Convertible Notes shall equal: (i) the principal amount of the Note to be converted divided by (ii) a conversion price of $2.10, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive protection issuances. Additionally, should the Company issue any equity at, or should the exercise or conversion price of any previously issued option, warrant convertible security be adjusted to a purchase price that is less than the current conversion price, the conversion price will be adjusted to such lower purchase price, with certain limited exceptions. As of March 31, 2015, following the issuance by the Company of warrants on February 26, 2015, the conversion price of the 10% Convertible Notes adjusted to $0.45.

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

Subsequent Events. On April 27, 2015, the 10% Convertible Notes were amended to (1) remove the adjustment provisions stemming from any subsequent issuances and (2) set the conversion price at $0.60.

January 12% Convertible Notes

On January 16, 2015, the Company completed a private offering of $1,052,632 principal amount of 5% Original Issue Discount Convertible Promissory Notes (the “January 12% Convertible Notes”) with accredited investors for total net proceeds to the Company of approximately $1 million after deducting placement agent fees and other expenses. As of March 31, 2015, the aggregate outstanding principal amount of the January 12% Convertible Notes was $1,052,632.

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

Conversion. The January 12% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the January 12% Convertible Notes shall equal: (i) the principal amount of the Note to be converted divided by (ii) a conversion price of $0.75, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, should the Company issue any equity at, or should the exercise or conversion price of any previously issued option, warrant convertible security be adjusted to a purchase price that is less than the current conversion price, the conversion price will be adjusted to such lower purchase price, with certain limited exceptions. As of March 31, 2015, following the issuance by the Company of warrants on February 26, 2015, the conversion price of the January 12% Convertible Notes adjusted to $0.45.

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

Exchange of Short Term Loans

On February 4, 2015 and February 10, 2015, the Company exchanged $1,200,000 aggregate principal amount of short term loans issued on November 20, 2014 and December 15, 2014 with accredited investors for $1,263,158, See February 2015 Exchanged Note and February 2015 Exchanged Demand Loans for Convertible Notes in Note 8.

February 2015 12% Convertible Notes

Overview. On February 26, 2015, the Company completed a private offering of $3,157,895 principal amount of 5% Original Issue Discount Convertible Promissory Notes (the “February 12% Convertible Notes”) and warrants to purchase shares of common stock with accredited investors for total net proceeds to the Company of approximately $3 million after deducting placement agent fees and other expenses. As of March 31, 2015, the aggregate outstanding principal amount of the February 12% Convertible Notes was $3,157,895.

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

Warrants. The warrants are exercisable for an aggregate of 3,842,553 shares of Common Stock for a period of five years from the original issue date. The exercise price with respect to the warrants is $0.45 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change. In the event the Company repays the February 12% Convertible Notes in full within three months of the original issue date, the number of warrant shares shall automatically be reduced by 50%. Please refer to Note 19 of the Notes to the Consolidated Financial Statements for further information.

Exchange of 15% Convertible Notes

On February 27, 2015, March 16, 2015, March 20, 2015, March 30, 2015 and March 31, 2015, the Company exchanged $2,131,250 aggregate principal amount of 15% Convertible Notes with an accredited investor for $2,317,073 principal amount of 10% Convertible Notes, which tranche contains a conversion price of $0.75 rather than $2.10. As of March 31, 2015, the aggregate outstanding principal amount of such notes was $1,779,217. For a further description of the remaining terms of 10% Convertible Notes, see “—10% Convertible Notes”.

March 2015 12% Convertible Notes

Overview. On March 13, 2015, the Company completed a private offering of $13,684,211 principal amount of 5% Original Issue Discount Convertible Promissory Notes (the “March 12% Convertible Notes”) and warrants to purchase shares of common stock with accredited investors for total net proceeds to the Company of approximately $13 million after deducting placement agent fees and other expenses. As of March 31, 2015, the aggregate outstanding principal amount of such notes was $13,684,211.

Maturity and Interest. The March 12% Convertible Notes are due on April 24, 2015, less any amounts converted or redeemed prior to the maturity date, and accrue interest at an annual rate of 12% on the aggregate unconverted and outstanding principal amount, payable, at the Purchaser’s option, in cash or in Common Stock, on each conversion date and on the Maturity Date.

Conversion. The March 12% Convertible Notes may be converted, in whole or in part, into shares of Common Stock at the option of the Purchaser at any time and from time to time. The number of shares of Common Stock issuable upon conversion of the March 12% Convertible Notes shall equal: (i) the principal amount of the Note to be converted divided by (ii) a conversion price of $0.75, as adjusted from time to time. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

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

Warrants. The warrants are exercisable for an aggregate of 18,428,317 shares of Common Stock. The warrants are exercisable for a period of five years from the original issue date. The exercise price with respect to the warrants is $0.45 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change. The number of warrants is subject to increase if the number of warrant shares issuable upon exercise of the warrant is less than a stated percentage of the fully-diluted Common Stock and Common Stock equivalents of the Company as of the date of the warrant. In the event the Company repays the March 12% Convertible Notes in full by April 3, 2015, the number of Warrants shall automatically be reduced by 50%.

Subsequent Events. On April 27, 2015, the March 12% Convertible Notes were repaid in full, and the warrants were cancelled.

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

0.40% Unsecured Note. The 0.40% Unsecured Note is due March 1, 2016 and accrues interest at a rate of 0.40% per annum. The principal amount of the 0.40% Unsecured Note is payable in twelve equal monthly installments of $150,000 in cash on the first business day of each calendar month starting on April 1, 2015 with the last payment being due on March 1, 2016.

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

Subsequent Events

Exchange of 15% Convertible Notes

On April 7, 2015, April 9, 2015, April 14, 2015, April 15, 2015 and April 21, 2015, the Company exchanged $1,313,750 aggregate principal amount of 15% Convertible Notes with an accredited investor for $1,455,659 principal amount of 10% Convertible Notes, which tranche contains a conversion price of $0.75 rather than $2.10. For a further description of the remaining terms of 10% Convertible Notes, see “—10% Convertible Notes”.

Credit Agreements

Overview. On April 27, 2015, the Company, entered into (i) a Credit Agreement (the “Lead Lender Credit Agreement”) with an institutional investor (the “Lead Lender”) and (ii) a Credit Agreement (the “Additional Lender Credit Agreement”, and together with the Lead Lender Credit Agreement, the “Credit Agreements”) with various other lenders (the “Additional Lenders” and together with the Lead Lender, the “Lenders”) on substantially identical terms, pursuant to which the Lenders made term loans (“Term Loans”) to the Company in the aggregate principal amount of $41,214,225.

Maturity and Interest. The Term Loans mature on April 28, 2018 (the “Maturity Date”) and bear interest on the outstanding principal balance at the rate of 12% per annum and are evidenced by Term Notes (the “Term Notes”). Commencing on the last business day of October 2016, the Company is required to repay $600,000 of the principal of the Lead Lender’s Term Loan and $100,000 of the aggregate principal of the Additional Lenders’ Term Loan, on the last business day of each month prior to the Maturity Date. All Term Loans not previously paid shall be due and payable, together with accrued and unpaid interest thereon. The Credit Agreements are secured by a first priority security interest in all of the present and future assets of the Company. In addition, the Company pledged all of its equity interests in its subsidiaries as security for its obligations under the Credit Agreements.

Representations and Warranties; Events of Defaults. The Credit Agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, enter into sale and leaseback transactions, merge or consolidate, dispose of property or assets, make investments or loans, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, engage in any business other than its current business, undergo a change of control, or issue equity interests, in each case subject to customary exceptions. In addition, the Credit Agreement contains customary events of default that entitle the Lenders to cause any or all of the Company’s indebtedness under the Credit Agreements to become immediately due and payable. The events of default include, among others, non-payment, inaccuracy of representations and warranties, covenant defaults by the Company or any subsidiary, commencement or filing of a petition for relief under any federal or state bankruptcy, insolvency or receivership law or the appointment of a receiver or trustee for the assets of the Company or any subsidiary, or entry of one or more judgments against the Company (i) in excess of $1,000,000 or (ii) for injunctive relief and has resulted or could result in a material adverse effect (as defined in the Credit Agreements). Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 2% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Credit Agreements.

Prepayment. Commencing on April 27, 2017, at the Company’s option, the Company may prepay the outstanding principal balance of the Term Loans in whole or in part, subject to a 4% prepayment premium. All prepayments are to be accompanied by accrued and unpaid interest on the principal amount to be prepaid.

Guarantee and Collateral Agreements. The obligations of the Company under the Credit Agreements are guaranteed by FIN Branding Group, LLC (“FIN”), Hardwire Interactive Acquisition Company (“Hardwire”), VCIG LLC (“VCIG”), Victory Electronic Cigarettes, Inc. (“Victory”), Vapestick Holdings Limited (“Vapestick”), Must Have Limited (“MHL” or “VIP”) and E-Cigs UK Holding Company Limited (“UK Holding), each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to (i) a Guarantee and Collateral Agreement entered into on April 27, 2015, among the Loan Parties and the Lead Lender (the “Lead Lender Guarantee and Collateral Agreement”) and (ii) a Guarantee and Collateral Agreement entered into on April 27, 2015, among the Loan Parties and the agent (the “Agent”) for the Additional Lenders (the “Additional Lenders Guarantee and Collateral Agreement” and together with the Lead Lender Guarantee and Collateral Agreement, the “Guarantee and Collateral Agreements”). The Credit Agreements are collateralized against substantially all of the Company’s assets. Subject to certain exceptions and qualifications contained in the Credit Agreements, the Company is required to cause any newly created or acquired subsidiary to guarantee the obligations of the Company under the Credit Agreements and become a party to the Guarantee and Collateral Agreements.

Warrants. As additional consideration for the Lenders agreeing to enter into the Credit Agreements, the Company granted the Lenders warrants to purchase an aggregate of 176,198,571 shares of common stock, par value $0.001per share, of the Company (the “Common Stock”) which are evidenced by Common Stock Purchase Warrants (the “Warrants”). The Warrants are exercisable for a period of seven years from the original issue date, and have an exercise price of $0.45 per share, subject to equitable adjustment as set forth therein. The number of Warrants is subject to increase if the number of shares of Common Stock issuable upon exercise of the Warrant is less than a stated percentage of the fully-diluted capitalization of the Company as of the original issue date of the Warrant.

Registration Rights. The Company agreed to register all of the shares of Common Stock issuable upon exercise of the Warrants (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC within 45 calendar days following request to do so by the Lead Lender (the “Filing Date”), and to cause the Registration Statement to be declared effective under the Securities Act of 1933, as amended, (the “Securities Act”) within 90 days following the Filing Date (the “Effectiveness Date”).

If the Registration Statement is not filed by the Filing Date or declared effective by the Effectiveness Date, the Company is required to pay partial liquidated damages to the each Lender in the amount equal to 0.5% of the aggregate principal amount of the Term Loans made by such Lender for each 30-day period for which the Company is non-compliant, provided that such liquidated damages shall not exceed 3% of the aggregate principal of such Lender’s Term Loan.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements for the period ended March 31, 2015.

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

Our debt contains covenants that could limit our future financing capabilities. These restrictions may interfere with our ability to obtain new or additional financing or may affect the manner in which we structure such new or additional financing or engage in other business activities, which may significantly limit or harm our results of operations, financial condition and liquidity. A default and resulting acceleration of obligations could also result in an event of default and declaration of acceleration under certain of our other existing debt agreements. Such an acceleration of our debt would have a material adverse effect on our liquidity and our ability to continue as a going concern. A default could also significantly limit our alternatives to refinance both the debt under which the default occurred and other indebtedness. This limitation may significantly restrict our financing options during times of either market distress or our financial distress, which are precisely the times when having financing options is most important. As of March 31, 2015 we are in default of certain of our debt obligations due primarily to various cross default provisions triggered by our inability to make interest payments on the 15% convertible notes as of November 30, 2014.

Because of recurring operating losses, net operating cash flow deficits, an accumulated deficit, and debt defaults, there is substantial doubt our ability to continue as a going concern. The consolidated financial statements have been prepared assuming that we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

A significant area of judgment affecting reported revenue and net income is estimating sales return reserves, which represent that portion of gross revenues not expected to be realized. A customer can contractually return products during a certain period of time. In particular, retail revenue, including e-commerce sales, is reduced by estimates of returns. In determining estimates of returns, management analyzes historical trends, seasonal results and current economic or market conditions. The actual amount of sales returns subsequently realized may fluctuate from estimates due to several factors, including, merchandise mix, actual or perceived quality, differences between the actual product and its presentation in the website, timeliness of delivery and competitive offerings. The Company continually tracks subsequent sales return experience, compiles customer feedback to identify any pervasive issues, reassesses the marketplace, compares its findings to previous estimates and adjusts the sales return accrual and cost of sales accordingly. As of March 31, 2015 and December 31, 2014, the Company had a sales return reserve of approximately $0 and $131,000, respectively, which is included in the allowance for doubtful accounts.

Accounts Receivable

Accounts receivable, primarily from retail and wholesale customers or third-party internet brokers, are reported at the amount invoiced. Payment terms vary by customer and may be subject to an early payment discount. Management reviews accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible. An overall allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. As of March 31, 2015, and December 31, 2014, the Company’s allowance for doubtful accounts was approximately $206,000 and $262,000, respectively.

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

Inventory Valuation

The Company must order its products and components for its products in advance of product shipments. The Company records a write-down for inventories of components and products which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs periodic detailed reviews of inventory that considers multiple factors including, but not limited to, demand forecasts, product life cycle status, product development plans and current sales levels. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, the Company may be required to record additional write-downs which would negatively affect gross margins in the period when the write-downs were recorded. As of March 31, 2015 and December 31, 2014, the Company had an inventory obsolescence reserve of approximately $25,000 and $1.6 million, respectively.

Employee Stock Based Compensation

The Company awards stock based compensation as an incentive for employees to contribute to the Company’s long-term success. The Company accounts for employee stock based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued on the date of grant. Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards and the Company’s expected common stock price volatility. The assumptions used in calculating the fair value of stock compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary to use different assumptions, stock compensation expense could be materially different from what has been recorded in the current period.

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

We are subject to U.S. federal, state and local income taxes, and U.K. income taxes that are reflected in our consolidated financial statements. The effective tax rate for the three months ended March 31, 2015 was (3.5%).

During 2014 the Company completed the acquisitions of FIN, Vapestick, VIP and Hardwire. Certain measurement-period adjustments were made with respect to certain deferred tax liabilities that were identified to exist on the acquisition date for each of these acquisitions. As a result, deferred tax liabilities have been recorded for the identifiable intangibles acquired in these acquisitions as the amounts are non-deductible for income tax.

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

For the three months ended March 31, 2015, there was no change to our total gross unrecognized tax benefit. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting.

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

Level 1 - Quoted prices for identical assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.

Level 2 - Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data. Level 2 also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data.

Level 3 - Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for nonbinding single dealer quotes not corroborated by observable market data.

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

When the fair value is determined to be reasonable and the fair value of the consideration we issue exceeds the proceeds, greater value has been given by us than received in the associated transactions. This dynamic occurred in certain of our financings in 2014, resulting in a loss valued at $29 million. From a purely financial perspective, the theoretical value of a security does not take into account the speed of execution that is necessary to accomplish the goal of financing a specific acquisition. When we identify specific strategic targets where the identification of the target and the consummation of the transaction encompass a very compressed timeline the mechanics of an “orderly market” are not always present. We accepted reduced consideration in certain financings due to the need to execute quickly and the accompanying need to be more aggressive in accepting terms. It is our view that the strategic advantage of acquiring our identified targets in this quickly developing market outweighed the discount on the proceeds we received.

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

In June 2014, the FASB issued ASU 2014-12, “Compensation-Stock Compensation (Topic 718)-Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” , which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The standard will be effective for fiscal years beginning after December 15, 2015. We do not expect there to be material impact on the consolidated financial statements as a result of this standard.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity ” (a consensus of the FASB Emerging Issues Task Force). ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. The Company is evaluating ASU 2014- 09 to determine if this guidance will have a material impact on the Company’s consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The new standard is intended to simplify presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs remains unaffected. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is inflation sensitivity, which is affected by the general level of U.S. inflation rates.

Inflation generally affects us by increasing our cost of labor and finished goods. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2015 and 2014.

Our subsidiaries purchase and sell their finished goods and products in the currency in which they operate. Consequently, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. However, we do have a currency translation risk as our reporting segment is in U.S dollars. We do not now, nor do we plan to, use derivative financial instruments for speculative or trading purposes. However, these circumstances might change.

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

During the quarter ended March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the identification of multiple and significant control deficiencies that, in aggregate, constitute a material weaknesses in our internal control described below, management concluded that as of March 31, 2015, our disclosure controls and procedures were not effective.

The material weaknesses in our internal control over financial reporting identified at the end of the quarter ended March 31, 2015, resulted from deficiencies in our financial reporting infrastructure and an absence of procedures and controls with regard to account reconciliations, journal entries and intercompany accounts. Due to our recent acquisitions, we lacked the requisite personnel necessary to support our accounting operations as we integrated the systems from the companies we acquired. Although we have made some progress in remediating these material weaknesses and because many of the remedial actions we have undertaken are recent and still in process, the material weaknesses previously disclosed on our Annual Report on Form 10-K have not been eliminated as of March 31, 2015.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. Other than as described above, or as previously disclosed on our Annual Report on Form 10-K, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, or any of our subsidiaries in which an adverse decision could have a material adverse effect upon our business, operating results, or financial condition.

Item 1A.   Risk Factors.

There have been no changes that constitute a material change from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K filed on April 1, 2015, as amended.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 27, 2015, March 16, 2015, March 20, 2015, March 30, 2015 and March 31, 2015, the Company exchanged $2,131,250 aggregate principal amount of 15% Convertible Notes with an accredited investor for $2,317,073 principal amount of 10% Convertible Notes.

The sale and the issuance of the notes were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”).  We made this determination based on the representations of each purchaser which included, in pertinent part, that each such purchaser was (a) an “accredited investor” within the meaning of Rule 501 of Regulation D or (b) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act and upon such further representations from each purchaser that (i) such purchaser is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) the purchaser agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) the purchaser has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (iv) the purchaser had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (v) the purchaser has no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

Item 3.  Defaults Upon Senior Securities.

As of March 31, 2015, the Company was in default of the 15% Convertible Notes having not paid interest when due and certain principal amount by the respective maturity date as well as in technical default of the VIP Promissory Notes having not pay the principal balance upon maturity. Although the Company did not received a formal notice of default from investor, such defaults caused the Company to be in cross-default of the 4% Exchange Convertible Notes, the 4% Convertible Notes, the 12% Exchange Notes, the December 12% Convertible Notes, the 10% Convertible Notes, the January 12% Convertible Notes, the February 12% Convertible Notes and the notes issued in conjunction with the exchange of the short-term loans. Subsequent to March 31, 2015, the Company amended the VIP Promissory Notes and exchanged or converted any remaining outstanding principal amount of 15% Convertible Notes that was due effectively removing those specific defaults, as well as effectively removing the cross-defaults of the December 12% Convertible Notes, the 10% Convertible Notes, the January 12% Convertible Notes, the February 12% Convertible Notes and the notes issued in conjunction with the exchange of the short-term loans. Additionally, on April 27, 2015, the Company repaid in full the 4% Exchange Convertible Notes, the 4% Convertible Notes, and the 12% Exchange Notes effectively removing those cross-defaults as well.

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

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Date: May 19, 2015	By:	/s/ Daniel J. O'Neill
Daniel J. O'Neill
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 19, 2015		/s/ Philip Anderson
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

