Form 10-Q
period 2015-06-30
Electronic Cigarettes International Group, Ltd.
filed 2015-08-10
CIK 1398702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2015

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___________________ to _______________________

Commission File Number 000-52745

Electronic Cigarettes International Group, Ltd.

(Exact name of registrant as specified in its charter)

Nevada	98-0534859
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14200 Ironwood Drive, Grand Rapids, Michigan 49544

(Address of Principal Executive Offices)      (Zip Code)

(616) 384-3272

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of August 7, 2015, the Registrant had 70,482,486 shares of common stock issued and outstanding.

Electronic Cigarettes International Group, Ltd.

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Per Share Amounts)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and equivalents	$1,880	$2,099
Accounts receivable, net of allowance for bad debts of $307 and $262, respectively	3,165	4,091
Inventories	4,699	6,651
Prepaid expenses and other	4,930	5,790

Total current assets	14,674	18,631

Other assets:
Goodwill	56,978	56,658
Identifiable intangible assets, net	50,272	54,693
Property and equipment, net	2,076	1,849
Debt issuance costs	225	-

Total assets	$124,225	$131,831

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of debt financing	$7,649	$58,321
Accounts payable	9,916	10,599
Accrued interest and other	6,838	8,391
Earnout payable under VIP acquisition agreement	-	5,000
Current portion of warrant and derivative liabilities	1,809	82,426

Total current liabilities	26,212	164,737

Long-term liabilities:
Debt financing, net of current maturities	69,445	-
Warrant and derivative liabilities, net of current portion	65,625	81,563
Deferred income taxes	5,002	5,413

Total liabilities	166,284	251,713

Commitments and contingencies (Notes 11 and 15)

Stockholders’ deficit:
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 70,482,486 and 12,051,762 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	70	12
Additional paid-in capital	386,816	284,328
Accumulated deficit	(427,587)	(402,868)
Accumulated other comprehensive loss	(1,358)	(1,354)

Total stockholders’ deficit	(42,059)	(119,882)

Total liabilities and stockholders’ deficit	$124,225	$131,831

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended June 30:		Six Months Ended June 30:
	2015	2014	2015	2014

Net sales	$12,013	$11,288	$23,104	$15,426
Cost of goods sold	5,778	4,437	11,051	7,219

Gross profit	6,235	6,851	12,053	8,207

Operating expenses:
Selling, general and administrative expenses:
Marketing and selling expenses	2,291	5,136	6,315	6,243
Compensation and benefits:
Salaries, wages and benefits	2,736	1,391	5,221	1,996
Stock-based compensation	2,418	44	12,296	89
Professional fees and administrative expenses	3,498	5,603	7,510	8,133
Depreciation and amortization	2,328	3,411	4,624	3,386
Severance	651	-	651	-
Offering expenses	-	1,400	-	4,524
Acquisition expenses	-	6,000	-	6,000
Related party advisory agreement	-	3,341	-	53,505
Loss on impairment of goodwill	-	8,966	-	8,966

Total operating expenses	13,922	35,292	36,617	92,842

Loss from operations	(7,687)	(28,441)	(24,564)	(84,635)

Other income (expense):
Warrant fair value adjustment	87,251	8,669	80,261	12,457
Derivative fair value adjustment	30,327	319	60,254	4,213
Loss on extinguishment of debt	(70,228)	-	(70,356)	-
Gain on extinguishment of warrants	17,382	-	49,782	-
Debt financing inducement expense	-	-	(66,434)	(29,216)
Interest expense, net	(14,066)	(5,451)	(53,218)	(11,847)
Total other income (expense), net	50,666	3,537	289	(24,393)
Income (loss) before income tax benefit (expense)	42,979	(24,904)	(24,275)	(109,028)

Income tax benefit (expense)	(195)	24,537	(444)	24,537

Net income (loss)	42,784	(367)	(24,719)	(84,491)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,288	1,554	(4)	2,863

Comprehensive income (loss)	$46,072	$1,187	$(24,723)	$(81,628)

Net income (loss) per common share:
Basic	$0.69	$(0.07)	$(0.61)	$(18.47)
Diluted	$0.24	$(0.07)	$(0.61)	$(18.47)

Weighted average number of shares outstanding:
Basic	61,696,000	4,900,000	40,527,000	4,574,000
Diluted	180,253,000	4,900,000	40,527,000	4,574,000

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2015

(Dollars in Thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balances, December 31, 2014	12,051,762	$12	$284,328	$(402,868)	$(1,354)	$(119,882)

Issuance of common stock for:
Conversion of notes payable	16,559,499	16	13,872	-	-	13,888
Exercise of common stock warrants	22,192,373	22	24,612	-	-	24,634
Professional services	6,667	-	5	-	-	5
Cancelation of derivative	19,666,667	20	7,473	-	-	7,493
Vesting of restricted stock award	22,223	-	-	-	-	-
Other	2,795	-	-	-	-	-
Return of common shares in settlement agreement	(19,500)	-	-	-	-	-
Cancelation of related party warrants	-	-	44,230	-	-	44,230
Stock-based compensation	-	-	12,296	-	-	12,296
Foreign currency translation loss	-	-	-	-	(4)	(4)
Net loss	-	-	-	(24,719)	-	(24,719)

Balances, June 30, 2015	70,482,486	$70	$386,816	$(427,587)	$(1,358)	$(42,059)

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands)

	2015	2014

Cash Flows from Operating Activities:
Net loss	$(24,719)	$(84,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,624	3,386
Deferred income tax benefit	(411)	(24,537)
Stock-based compensation	12,296	89
Issuance of common stock for services and cancellation of derivatives	9,218	-
Debt financing inducement expense	66,434	29,216
Warrant fair value adjustment	(80,261)	(12,457)
Derivative fair value adjustment	(60,254)	(4,213)
Loss on extinguishment of debt	70,356	-
Gain on extinguishment of warrants	(49,782)	-
Related party advisory agreement	-	53,505
Amortization of debt discount	22,628	1,048
Impairment of goodwill	-	8,966
Warrants issued for interest	24,445	9,285
Changes in operating assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
Restricted cash	-	(3,047)
Accounts receivable, net	926	(1,449)
Inventories	1,952	2,999
Prepaid expenses and other	860	(1,303)
Increase (decrease) in accounts payable and accrued expenses	(2,394)	12,064
Net Cash Used In Operating Activities	(4,082)	(10,939)
Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired	-	(21,226)
Proceeds from sale of property and equipment	454	-
Payments for property and equipment	(1,334)	(101)
Net Cash Used In Investing Activities	(880)	(21,327)
Cash Flows from Financing Activities:
Proceeds from debt financings	12,196	55,325
Principal payments under debt financings	(7,396)	(19,189)
Payments for debt issuance costs	(65)	(3,439)
Proceeds from issuance of common stock	-	3,166
Repayment of related party advances	-	(448)
Proceeds from exercise of stock options	22	125
Net Cash Provided By Financing Activities	4,757	35,540
Impact of foreign exchange rate changes	(14)	215
Net increase (decrease) in cash and equivalents	(219)	3,489

Cash and Equivalents:
Beginning of period	2,099	2,082
End of period	$1,880	$5,571

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows, Continued

For the Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands)

	2015	2014

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$28	$4,410
Cash paid for income taxes	$672	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Fair value of derivatives issued in debt financings	$155,582	$-
Acquisition of trademark for shares of common stock	$-	$135
Issuance of common stock for settlement of convertible note payable	$1,294	$200
Repayment and rollover of debt financings, accrued interest and prepayment penalties in new borrowings	$42,077	$-
Accrued liability for debt issuance costs	$160	$-
Issuance of common stock in business combinations	$-	$173,100

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands)

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. Our financial condition as of June 30, 2015, and operating results for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2015.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include assumptions used to determine the fair value of (i) debt with conversion features and embedded derivatives, (ii) the warrant liability, (iii) stock-based compensation, and (iv) the initial valuation of acquisition intangibles and other net assets acquired or assumed. Other significant estimates include assumptions related to the periodic evaluation of impairment of long-lived assets, the selection of estimated useful lives of identifiable intangible assets, revenue recognition and the provision for sales returns, the allowance for doubtful accounts, the provision for excess and obsolete inventory, and the recoverability of net deferred tax assets.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its controlled subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation. These reclassifications had no impact on working capital, net (loss) income, stockholders’ deficit or cash flows as previously reported.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for the Company on January 1, 2018, and early application is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity ”. ASU 2014-16 does not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current U.S. GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. The standard will be effective for our interim periods beginning on January 1, 2016. The Company is evaluating ASU 2014-16 to determine if this guidance will have a material impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, which requires the presentation of debt issuance costs as a direct deduction from the carrying amount of the related debt liabilities. The Company does not expect ASU 2015-03 to have a material impact on the Company’s results of operations, however, adoption will result in the elimination of debt issuance costs as an asset and a corresponding reduction in the carrying amount of the Company’s debt financings applied retrospectively to all periods. The Company is required to adopt this ASU for annual and interim financial statements issued for the year ending December 31, 2016.

3. LIQUIDITY

The Company used cash in its operating activities of $4,082 for the six months ended June 30, 2015. As of June 30, 2015, the Company has a working capital deficit of $11,538 and an accumulated deficit of $427,587. The Company incurred a loss from operations of $24,564 for the six months ended June 30, 2015 and $215,167 for the year ended December 31, 2014. While these operating losses include significant noncash charges for items such as impairment of long-lived assets, advisory agreement warrants and stock-based compensation, the Company also incurred significant cash-based expenses related to four business combinations completed in 2014 and an aborted public offering of the Company’s common shares during the fourth quarter of 2014. The pace of the acquisitions in 2014 resulted in unanticipated difficulties in fully integrating the newly acquired business units, resulting in inefficiencies that contributed to the Company’s operating losses.

The Company has relied on debt and equity financings to fund its acquisitions and negative operating cash flows over the past 18 months. The Company was in technical default of its debt obligations as of December 31, 2014. As a result of these and other factors, the Company’s capital resources may be insufficient to enable full execution of its global business plan in the near term. These conditions create substantial doubt about the Company’s ability to meet its financial obligations and to continue as a going concern.

During the first six months of 2015, the Company completed the following actions to improve liquidity and operating results:

•	Term debt financing in the aggregate original principal amount of $47,214 was obtained in the second quarter of 2015. This financing enabled the repayment or restructuring of debt that had been in default as of December 31, 2014, and the renegotiation with lenders to eliminate some of the highly dilutive features contained in previous debt instruments and warrants.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

•	15% Notes for $19,457 in principal were restructured to reduce the interest rate from 15.0% to 8.0% and the maturity date was extended for 18 months until July and August of 2016.
•	As of December 31, 2014, the Company owed an aggregate of $11,000 for the VIP Promissory Notes and $5,000 for a related earnout payment. The term debt financing enabled the repayment of $8,000 of the VIP Promissory Notes and deferral of the repayment date for the $5,000 earnout until December 2017.
•	In June 2015, the Company obtained an asset-based working capital loan that provides for future borrowings up to $6,000 to fund working capital needs. As of June 30, 2015, no amounts had been borrowed under this Revolving Loan Agreement.
•	Completed favorable settlements with former executives, suppliers and service providers which resulted in some payments being eliminated and others were deferred over an extended period.
•	Added key employees to address needs in the accounting and information technology functions.

While significant uncertainty remains, management’s plans are now keenly focused on profitable growth and improving cash flows from operating activities through the following key initiatives designed to improve efficiency and lower costs:

•	Establish VIP as an international premium brand
•	Utilize FIN and Vapestick as traditional retail brands
•	Expand profitably into non-traditional channels
•	Strengthen the organizational talent base
•	Become a low-cost provider
•	Improve working capital

Management believes the financing actions taken in the first six months of 2015 are a significant step and, combined with the successful execution of management’s plans, will provide adequate capital resources to carry out planned activities over the following year. While management believes the Company will generate adequate cash flows to continue operations in the normal course of business for the foreseeable future, there can be no assurance that it will ultimately be able to do so. These consolidated financial statements do not include any adjustments to the recoverability and valuation of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

4.           ACQUISITIONS

During the six months ended June 30, 2014, the Company completed three business combinations, as follows:

Company Acquired	Date of Acquisition	Fair Value of Consideration

Vapestick Holdings Limited (“Vapestick”)	January 9, 2014	$54,779
FIN Electronic Cigarette Corporation, Inc. (“FIN”)	February 28, 2014	133,600
Must Have Limited (“VIP”)	April 22, 2014	51,922

Total fair value of consideration		$240,301

The results of operations for these business combinations are included in the accompanying consolidated statements of operations beginning on the respective closing date for each acquisition. For the three months and six months ended June 30, 2014, the following operating results related to these acquisitions are included in the Company’s consolidated results of operations:

	Three months		Six months
Reporting Unit	Net Sales	Net Loss	Net Sales	Net Loss

Vapestick	$1,996	$(2,147)	$3,238	$(1,624)
FIN	2,036	(15,902)	4,600	(15,401)
VIP	6,811	(3,590)	6,811	(3,590)

Totals	$10,843	$(21,639)	$14,649	$(20,615)

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to each of these acquisitions and the related financing activities as if each had occurred on January 1, 2014. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations. The following table summarizes on an unaudited pro forma basis the Company’s results of operations for the three and six months ended June 30, 2014:

	Three Months	Six Months

Net sales	$13,211	$30,478

Net loss	$(28,020)	$(87,741)

5.           GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

As of June 30, 2015 and December 31, 2014, goodwill consists of the following by reporting unit:

	June 30,	December 31,
	2015	2014

Reporting unit:
FIN	$16,586	$16,586	(1)
VIP	16,262	16,129
Vapestick	16,059	15,872	(1)
GEC (2)	8,071	8,071

Total	$56,978	$56,658

(1)	The Company’s cost basis was adjusted as of December 31, 2014 due to impairment charges.
(2)	In July 2014, the Company completed the acquisition of its Global E-Commerce (“GEC”) division from Hardwire Interactive Inc. (“Hardwire”).

Goodwill increased by $320 from December 31, 2014 to June 30, 2015 due to foreign exchange translation associated with the VIP and Vapestick acquisitions.

Identifiable Intangible Assets.

Identifiable intangible assets consist of the following as of June 30, 2015 and December 31, 2014:

	Life (Years)		June 30, 2015			December 31, 2014
		Weighted		Accumulated	Net Book		Accumulated	Net Book
	Range	Average	Cost	Amortization	Value	Cost (1)	Amortization	Value

Customer relationships	2-10	8.2	$34,457	$(10,040)	$24,417	$34,761	$(7,103)	$27,658
Trade names	10-15	12.6	28,077	(3,525)	24,552	28,168	(2,548)	25,620
Internet domains and websites	10	10.0	1,156	(139)	1,017	1,142	(83)	1,059
Non-compete agreements	3	3.0	420	(134)	286	420	(64)	356

Total			$64,110	$(13,838)	$50,272	$64,491	$(9,798)	$54,693

(1)	The Company’s cost basis for certain identifiable intangible assets was adjusted as of December 31, 2014 as a result of the Company’s impairment evaluation. Accordingly, effective January 1, 2015 amortization expense was computed based on the newly established cost basis over the remaining estimated useful life.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

Amortization expense related to identifiable intangible assets amounted to $2,078 and $3,235 for the three months ended June 30, 2015 and 2014, respectively. Amortization expense related to identifiable intangible assets amounted to $4,164 and $3,139 for the six months ended June 30, 2015 and 2014, respectively.

6.           PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014

Land	$-	$100
Building and improvements	-	434
Office furniture and equipment	1,847	900
Retail inventory displays	1,026	1,020
Leasehold improvements	174	41
Other	71	99

Total property and equipment	3,118	2,594
Less accumulated depreciation and amortization	(1,042)	(745)

Property and equipment, net	$2,076	$1,849

Depreciation and amortization expense related to property and equipment was $251 and $176 for the three months ended June 30, 2015 and 2014, respectively. Depreciation and amortization expense related to property and equipment was $460 and $247 for the six months ended June 30, 2015 and 2014, respectively.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

7.           DEBT FINANCING

Debt Summary

The Company’s debt financing arrangements consist of the following as of June 30, 2015 and December 31, 2014:

	Original	Stated	As of June 30, 2015						Net Balance
	Date of	Maturity	Interest	Conversion			Unamortized	Net	December 31,
	Financing	Date	Rate (1)	Price (2)	Principal (3)		Discount (12)	Balance	2014

Convertible Debt:
15% Notes:
Former 15% Notes	January 2014	July 2016	8.0%	$0.75	$6,857	(4)	$-	$6,857	$9,705
Former 15% Notes	February 2014	August 2016	8.0%	0.75	12,100	(4)	-	12,100	12,819
Former 15% Notes	February 2014	August 2016	8.0%	0.45	500	(4)	-	500	420
Total 15% Notes					19,457		-	19,457	22,944
6% Notes	Apr. to Oct. 2014	December 2016	6.0%	0.86	-	(5)	-	-	10,907
5% OID Notes:
Original Issuance	December 2014	December 2015	12.0%	0.45	998	(6)	(52)	946	927
Original Issuance	January 2015	January 2016	12.0%	0.45	1,053	(6)	(65)	988	-
Original Issuance	January 2015	October 2015	10.0%	0.60	263	(6)	(9)	254	-
Original Issuance	February 2015	November 2015	10.0%	0.60	263	(6)	(12)	251	-
Bridge Financing Notes	Feb. to Mar. 2015	Apr. to Jun. 2015	12.0%	0.75	-	(6)(7)	-	-	-
Exchanged Notes:
2014 15% Notes	Feb. to Mar. 2015	December 2015	10.0%	0.60	1,779	(6)	(941)	838	-
Exchanged Notes	April 2015	January 2016	10.0%	0.60	1,456	(6)	(177)	1,279	-
Former Demand Note	February 2015	December 2015	12.0%	0.45	211	(6)	(10)	201	-
2014 FIN Exchanged Notes:
12% Exchanged Notes	July 2014	January 2016	12.0%	0.75	-	(6)	-	-	7,345
Unsecured 4% Notes	May 2014	November 2015	4.0%	0.75	-	(6)	-	-	2,237
4% Convertible Notes	May 2014	November 2015	4.0%	0.75	-	(6)	-	-	1,038
								-
Total convertible debt					25,480		(1,266)	24,214	45,398
Term Loan Agreements:
Original Credit Agreements	April 2015	April 2018	12.0%	—	41,214	(8)	(3,960)	37,254	-
Amended Credit Agreement	June 2015	June 2018	12.0%	—	6,000	(8)	-	6,000	-
VIP Promissory Notes	April 2014	December 2017	10.0%	—	8,000	(9)	-	8,000	11,000
Unsecured Note	March 2015	March 2016	0.4%	—	1,350	(5)	-	1,350	-
ExWorks Revolving Loan	June 2015	June 2016	27.0%	—	-	(10)	-	-	-
Vapestick Credit Facility	May 2013	August 2015	4.0%	—	276	(11)	-	276	403
Demand Notes	Nov. to Dec. 2014	Nov. to Dec. 2014	12.0%	—	-		-	-	1,270
Mortgage Payable	September 2014	December 2019	5.8%	—	-		-	-	250

Total debt financing					$82,320		$(5,226)	77,094	58,321
Less current maturities								(7,649)	(58,321)

Long-term maturities								$69,445	$-

(1)	The stated interest rate is the contractual rate of interest specified in the debt agreement. For variable rate debt and amended debt agreements, the rate in effect as of June 30, 2015 is shown. For debt paid off during the six months ended June 30, 2015, the rate in effect on December 31, 2014 is shown. See also Note 8 for accounting for the fair value of compound embedded derivatives and detachable common stock purchase warrants that are bifurcated from the host debt agreement and accounted for at fair value.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

(2)	The outstanding principal balance and accrued interest are convertible to shares of the Company’s common stock. The stated conversion price gives effect to amendments to the respective debt agreements and represents the conversion prices in effect on June 30, 2015. For debt repaid or extinguished during the six months ended June 30, 2015, the conversion price in effect on December 31, 2014 is shown. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

(3)	In addition to the principal balance shown, certain debt agreements provide for prepayment penalties up to 25% if the debt is repaid prior to the maturity date.

(4)	As of December 31, 2014, the aggregate principal balance (exclusive of unamortized discounts of $2,511) of these notes was $25,455 and the stated interest rate was 15.0%. During the first quarter of 2015, holders of $20,150 principal amount agreed to amend their notes to (i) extend the maturity date by 18 months from the original maturity dates in January and February 2015, (ii) reduce the interest rate from 15.0% to 8.0%, and (iii) reset the conversion price between $0.45 and $0.75 per share and eliminate all conversion price adjustments after the amendment. Additionally, between February and April 2015, holders of $1,858 principal amount converted their notes and accrued interest into 3,314,166 shares of the Company’s common stock, and holders of $3,375 principal amount agreed to exchange their notes for 10% exchange convertible notes. Additionally, holders of the 34,939,928 warrants issued in the first quarter of 2014 in connection with the Senior Secured Notes private placement agreed to amend their warrants to (i) remove the adjustment provisions stemming from any subsequent issuances, (ii) add a cashless exercise provision and (iii) set the exercise price at either $1.01 or $0.45. See Note 8 for further information on the Company’s warrants.

(5)	In March 2015, the Company exchanged the remaining principal amount of $9,149 related to the Senior Secured 6% Notes with an accredited investor for (i) a cash payment of $13,000, (ii) an unsecured note in the principal amount of $1,800 (the “Unsecured Note”) and (iii) the issuance of warrants at an exercise price of $0.45 per share for 8,333,333 shares (the “Prepaid Warrants”) of Common Stock for which the holders prepaid the exercise fee in the aggregate amount of $3,750. As of June 30, 2015, all of the Prepaid Warrants have been exercised.

The Unsecured Note is due March 1, 2016 and bears interest at a rate of 0.40% per annum. The principal amount of the Unsecured Note is payable in twelve equal monthly installments of $150 on the first business day of each month from April 2015 through March 2016. The outstanding balance of the Unsecured Note was $1,350 as of June 30, 2015.

(6)	Under certain conditions for a period of one year from the date of the respective financing transaction, the lenders may elect to participate in future financings on the same terms, conditions and price provided for in such subsequent financing.

(7)	In February and March 2015, the Company completed private offerings for an aggregate of $16,842 principal amount of 5% Original Issue Discount Convertible Promissory Notes (the “Bridge Financing Notes”) and warrants to purchase shares of common stock with accredited investors for total net proceeds to the Company of approximately $16,000 after deducting placement agent fees and other expenses. The Bridge Financing Notes accrued interest at an annual rate of 12.0% and were due and repaid by June 2015 from proceeds from the Term Loans discussed in footnote (8) below. The Bridge Financing Notes were convertible to shares of common stock at a conversion price of $0.75 per share. Warrants for an aggregate of 22,270,870 shares of common stock were granted in connection with these financings. The warrants are exercisable for $0.45 per share for a period of five years from the original issue date. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change.

(8)	In April 2015, the Company entered into credit agreements with (i) Calm Waters Partnership (“Calm Waters”), an institutional investor and (ii) a group of 15 investors (the “Additional Lenders”), on substantially identical terms, pursuant to which Calm Waters made term loans to the Company of $35,000 and the Additional Lenders made term loans of $6,214 (collectively referred to as the “April Term Loans”). The April Term Loans mature in April 2018 and bear interest at the rate of 12.0% per annum. In June 2015, the Company and Calm Waters entered into an amendment that provided for an additional term loan (the “Amended Term Loan”) of $6,000. The amended term loan matures in June 2018 and bears interest at 12.0% per annum. The proceeds of the April Term Loans and the Amended Term Loan were used to repay certain indebtedness, accrued interest, and prepayment penalties in the aggregate amount of $42,077 and the remainder was used for working capital and other general corporate purposes. Upon repayment of the indebtedness discussed in footnote (7), the holders agreed to cancel related warrants received in such financings for 15,104,150 shares of the Company’s common stock exercisable at $0.45 per share. See Note 8 for further information on the Company’s warrants.

For the period from October 2016 through March 2018, the Company is required to make monthly principal payments of $700 under the April Term Loans and monthly principal payments of $103 under the Amended Term Loan. Borrowings under the credit agreements are collateralized by a security interests in all of the present and future assets of the Company (except as otherwise provided herein). In addition, the Company pledged all of its equity interests in its subsidiaries as collateral for its obligations under these credit agreements. The credit agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, enter into sale and leaseback transactions, merge or consolidate, dispose of property or assets, make investments or loans, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, engage in any business other than its current business, undergo a change of control, or issue equity interests, in each case subject to customary exceptions. In addition, the credit agreements contain customary events of default that entitle the lenders to cause any or all of the Company’s indebtedness under the credit agreements to become immediately due and payable. The events of default include, among others, non-payment, inaccuracy of representations and warranties, commencement or filing of a petition for relief under any federal or state bankruptcy laws. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 2% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

As additional consideration to induce the lenders to enter into the credit agreements, the Company granted the lenders warrants to purchase an aggregate of 176,198,571 shares of the Company’s common stock. In connection with the Amended Term Loan, the Company granted additional warrants to purchase an aggregate of 30,000,000 shares of the Company’s common stock. All of the warrants are exercisable for a period of seven years from the original issue date, and have an exercise price of $0.45 per share. The Company entered into a registration rights agreement with the lenders, pursuant to which the Company agreed to register all of the shares of common stock issuable upon exercise of the warrants on a Form S-1 registration statement to be filed with the SEC within 45 calendar days following request to do so by Calm Waters, and to cause the registration statement to be declared effective within 90 days following the initial filing date. If the registration statement is not filed or declared effective in a timely manner, the Company is required to pay partial liquidated damages up to 3% of the aggregate principal of each lender’s Term Loan. The Company incurred a loss on debt extinguishments of $63,793 associated with the repayment of indebtedness from the proceeds of the April and June Term Loan Agreements.

The obligations of the Company are guaranteed by FIN, GEC, VCIG LLC (“VCIG”), Victory Electronic Cigarettes, Inc. (“Victory”), Vapestick, VIP and E-Cigs UK Holding Company Limited (“UK Holding), each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to (i) a Guarantee and Collateral Agreement entered into on April 27, 2015, among the Loan Parties and the Lead Lender (the “Lead Lender Guarantee and Collateral Agreement”) and (ii) a Guarantee and Collateral Agreement entered into in April 2015, among the Loan Parties and the agent (the “Agent”) for the Additional Lenders (the “Additional Lenders Guarantee and Collateral Agreement” and together with the Lead Lender Guarantee and Collateral Agreement, the “Guarantee and Collateral Agreements”). The Term Loan Agreements are collateralized against substantially all of the Company’s assets. The Company has also entered into Intercreditor Agreements that govern the relative priorities (and certain other rights) of the Lead Lender, the Additional Lenders, the former shareholders of VIP, and the holders of the Company’s 15% Notes pursuant to the respective security agreements that each have entered into with the Loan Parties.

(9)	In April 2014, the Company issued $11,000 of promissory notes (the “VIP Promissory Notes”) in connection with the April 2014 acquisition of VIP. The VIP Promissory Notes provided for interest at 10.0% and matured in December 2014. During 2014, additional consideration of $5,000 was also due under an earnout provision in the acquisition agreement. In April 2015, the VIP Promissory Notes were amended whereby the Company agreed to combine the $5,000 earnout into the VIP Promissory Notes. Under the amended terms, the Company agreed to make principal payments of (i) $8,000 in April 2015, (ii) $300 per month from October 2016 through November 2017, and (iii) any remaining balance in December 2017.

(10)	On June 30, 2015, the Company entered into a credit agreement with ExWorks Capital Fund I, L.P. (“ExWorks”). The credit agreement provides for a revolving line of credit (the “Revolving Loan Agreement”) with a total commitment up to $6,000. The borrowing base is equal to (i) up to 75% of eligible accounts receivable and inventory of certain of the Company’s U.S. based subsidiaries (up to a maximum of $4,000), plus (ii) up to 75% of the value of eligible inventory of certain of the Company’s U.K based subsidiaries (up to a maximum of $2,500), minus (iii) certain availability reserves as determined by ExWorks. The advance rate against eligible accounts is subject to reduction based on credits, returned goods and setoffs. Borrowings under the Revolving Loan Agreement bear interest at an effective annual rate of 27.0%. Either party may elect to terminate the Revolving Loan on June 30, 2016; however, it neither party elects to terminate the agreement is automatically extended for an additional 12 months. As of June 30, 2015, no amounts had been borrowed under the Revolving Loan Agreement and the borrowing base amounted to $2,630.

The Revolving Loan Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, including, but not limited to, covenants that restrict the Company’s ability to create or allow to exist any lien upon the collateral; incur or assume any indebtedness; merge, consolidate, or otherwise dispose of all or any part of its property, assets or business; or pay or declare any dividends. In addition, the Loan Agreement contains customary events of default that entitle ExWorks to cause any or all of the Company’s indebtedness under the Revolving Loan Agreement to become immediately due and payable. The Company incurred debt issuance costs of $225 which will be amortized to interest expense over the initial 12-month term of the Revolving Loan Agreement.

(11)	The Company has a credit facility (the “Vapestick Credit Facility”) with a bank in the United Kingdom. The Vapestick Credit Facility provides for up to $310 of borrowings collateralized by trade receivables that bear interest at 3.6% as of June 30, 2015. The Vapestick Credit Facility also provides for up to $310 of borrowings collateralized by inventories that bear interest at 4.8% as of June 30, 2015. As of June 30, 2015, total borrowings of $276 were outstanding at a weighted average interest rate of 4.0%. Under the terms of the Vapestick Credit Facility, the Company’s Vapestick subsidiary is subject to restrictive covenants including minimum tangible net worth and certain asset tests as defined in the credit agreement.

(12)	Original issue discounts (“OID”) are amortized to interest expense using the effective interest method. The unamortized discount represents the portion of OID that will be charged to interest expense over the remaining term of the respective debt agreements.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

Future Maturities Under Debt Financing Agreements

Based on debt agreements in effect as of June 30, 2015, the future principal payment requirements are as follows:

Year Ending June 30:

2016	$7,649
2017	29,384
2018	45,287

$82,320

Interest Expense

Interest expense consists of the following for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30:		Six Months Ended June 30:
	2015	2014	2015	2014

Interest at stated rate of debt financing	$1,918	$754	$3,885	$3,016
Amortization of discount on debt issuances (1)	12,148	1,378	22,628	5,512
Interest related to warrant issuance and other	-	-	26,705	-
Amortization of debt issuance costs	-	94	-	94
Fair value of penalty shares issued on FIN acquisition debt financing	-	3,225	-	3,225

Total interest expense	$14,066	$5,451	$53,218	$11,847

(1)	Except for the excess embedded derivative inducements discussed below, at the date of a financing the fair value of Common Stock purchase warrants and compound embedded derivatives associated with debt conversion features are calculated and recorded as a debt discount. Such debt discounts are amortized to interest expense using the effective interest method over the remaining terms of the convertible notes. If the holder of a convertible note elects conversion prior to the maturity date, the unamortized discount on the conversion date is charged to interest expense.

Debt Financing Inducement Expense

Debt financing inducement expense is recognized when the fair value of conversion features and warrants issued in connection with debt financings exceeds the proceeds from the loans. At the date of issuance, the Company was in the preliminary stages to obtain long-term financing but funding was required to address immediate needs for cash. These transactions were entered into with the intent of refinancing the convertible notes, which subsequently occurred in April 2015. Presented below are the components of debt financing inducement expense for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30:		Six Months Ended June 30:
	2015	2014	2015	2014

Gross proceeds loaned to the Company	$-	$-	$19,317	$27,375
Less fair value of lenders’ embedded conversion features	-	-	(36,295)	(25,603)
Less fair value of warrants received by lenders	-	-	(49,456)	(30,988)

Debt financing inducement expense	$-	$-	$66,434	$29,216

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

8.           WARRANTS AND EMBEDDED DERIVATIVES

The following table summarizes the Company’s liability under warrant and compound embedded derivative agreements as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Number of		Number of
	Shares (2)	Liability (2)	Shares	Liability

Warrants	258,953,833	$65,625	113,520,880	$123,898
Embedded derivatives in convertible debt (1)	37,682,111	1,809	64,575,762	40,091
Total	296,635,944	67,434	178,096,642	163,989
Less current portion		(1,809)		(82,426)

Long-term portion		$65,625		$81,563

(1)	Certain of the debt instruments summarized in Note 7 contain features that permit the holders to elect conversion of the debt to shares of the Company’s Common Stock. The Company bifurcates the conversion features from the related debt instruments and accounts for each component at its estimated fair value with updated valuations performed at the end of each calendar quarter.
(2)

As of June 30, 2015, the Company has 300,000,000 common shares authorized of which 70,482,486 were issued and outstanding. The Company would need approximately 330,000,000 common shares to accommodate the exercise and conversion of all of the common stock options, warrants, convertible debt, and unvested restricted stock presently outstanding, and would not be able to accommodate all such exercise and conversion requests through the remaining unissued common shares. Accordingly, the Company could be required to settle a portion of its warrants and derivative liabilities in cash which requires that they continue to be classified as liabilities rather than equity instruments.

Fair Value of Warrant Liability

As of June 30, 2015 and December 31, 2014, the following table presents the exercise prices, number of shares issuable, and the fair value of the Company’s liability under warrant agreements:

		Exercise Price				Number of Shares		Fair Value of Liability
Original Issue	Year of	June 30,		December 31,		June 30,	December 31,	June 30,	December 31,
Date	Expiration	2015		2014		2015	2014	2015	2014

April 2015	2022	$0.45		$-		176,198,571	-	$46,481	$-
June 2015	2022	0.45		-		30,000,000	-	7,953	-
January 2015	2020	1.01		-		14,193,715	-	3,021	-
Jan. to Mar. 2015	2020	0.69	(1)	-		9,339,572	-	1,954	-
Jan. to Mar. 2015	2020	0.89	(1)	-		7,901,234	-	1,556	-
Feb. & Mar. 2015	2020	0.45		-		3,842,553	-	920	-
February 2014	2019	0.45		0.75		4,444,444	21,400,000	846	23,433
February 2014	2019	0.75		0.75		2,774,694	5,888,333	627	6,443
March 2015	2020	0.75		-		3,000,000	-	597	-
March 2015	2020	0.45		-		1,744,427	-	393	-
May to Jun. 2014	2019	0.37		0.75		1,556,304	822,399	362	908
July 2014	2019	0.37		0.75		1,336,980	1,111,699	314	1,241
Apr. to May 2014	2019	0.75		0.75		970,135	8,369,724	224	9,223
May 2015	2020	1.01		-		666,667	-	148	-
March 2015	2020	0.45		-		369,446		84	-
March 2015	2020	0.45				355,393	-	82	-
April 2015	2020	0.37		-		103,991	-	23	-
June 2014	2019	0.45		0.75		54,167	304,217	12	336
July 2014	2019	0.75		10.00		25,641	25,641	10	-
January 2015	2020	0.75		-		41,026	-	9	-
July 2014	2019	0.37		10.00		28,206	28,206	8	11
December 2013	2018	-		0.75		6,667	39,934,773	1	43,174
January 2014	2019	-		0.75		-	15,100,000	-	16,480
April to May 2014	2019	-		0.75		-	11,246,664	-	12,344
August 2014	2019	-		0.75		-	6,234,667	-	6,916
December 2014	2019	-		0.75		-	2,000,000	-	2,233
April 2014	2019	-		0.75		-	1,046,656	-	1,152
July 2014	2019	-		6.75		-	7,901	-	4

Totals		$0.51	(1)	$0.75	(1)	258,953,833	113,520,880	$65,625	$123,898

(1)	Represents the weighted average exercise price for this group of warrants.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

A summary of changes in the Company’s outstanding warrants for the six months ended June 30, 2015 is as follows:

	Number of Warrants	Warrant Liability

Balances, beginning of period	113,520,880	$123,898
Issuance of warrants:
Term loans	226,523,972	116,166
Stand-alone warrants	28,440,817	34,519
Anti-dilution adjustments (1)	19,919,457	4,511
Modifications of warrants
Cancellations	(138,410,133)	(168,239)
Replacements	38,944,789	59,665
Exercise of warrants	(29,985,949)	(24,634)
Periodic fair value adjustments	-	(80,261)

Balances, June 30, 2015	258,953,833	$65,625

(1)	Some of the Company’s warrant agreements previously included anti-dilution adjustments whereby the exercise price and number of shares would reset to a lower price and additional shares (a “Reset Event”). Upon a Reset Event, the fair value of the warrant liability was adjusted and a loss was recognized. As of June 30, 2015, the warrant agreements have been amended whereby substantially all anti-dilution features have been eliminated.

A binomial model is used to compute the fair value of the warrants. As of June 30, 2015, significant assumptions include the risk-free interest rate ranging from 0.13% to 2.07% and historical volatility of the Company’s common stock price of 135.0%. As these assumptions are revised in the future, it can cause significant adjustments to future valuation results. The risk-free interest rate is based on the yield of U.S. treasury bonds over the expected term. The expected share price volatility is based on historical common stock prices for the Company and comparable publicly traded companies over a period commensurate with the life of the instrument.

Fair Value of Embedded Derivatives for Convertible Debt

As of June 30, 2015, the following table presents the conversion prices, number of shares issuable, and the fair value of the Company’s liability under compound embedded derivative agreements:

	Original	As of June 30, 2015
	Date of	Principal	Net Carrying	Conversion	Shares	Derivative
	Financing	Balance	Value	Price	Issuable	Liability

15% Notes:
Former 15% Notes	January 2014	$6,857	$6,857	$0.75	9,142,667	$346
Former 15% Notes	February 2014	12,100	12,100	0.75	16,133,333	878
Former 15% Notes	February 2014	500	500	0.45	1,111,111	36
5% OID Notes:
Original Issuance	December 2014	998	946	0.45	2,217,778	88
Original Issuance	January 2015	1,053	988	0.45	2,340,000	91
Original Issuance	January 2015	263	254	0.60	438,333	7
Original Issuance	February 2015	263	251	0.60	438,333	8
Exchanged Notes:
2014 15% Notes	Feb. to Mar. 2015	1,779	838	0.60	2,965,000	101
Exchanged Notes	April 2015	1,456	1,279	0.60	2,426,667	175
Former Demand Note	February 2015	211	201	0.45	468,889	79

Total convertible debt		$25,480	$24,214		37,682,111	$1,809

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

9.           STOCKHOLDERS’ EQUITY

Man FinCo Equity Issuance

In July 2014 the Company completed a private offering of 197,531 shares of Common Stock that were issued to Man FinCo Limited (“Man FinCo”). The Company paid placement agent fees and other expenses in the form of 14,359 shares of Common Stock and issued warrants to acquire 7,901 shares of Common Stock at an exercise price of $101.25 per share. Pursuant to the agreement with Man FinCo, the Company agreed that if it sold shares of Common Stock in a public offering at a price of less than $119.10, then the Company would issue to Man FinCo additional shares of Common Stock equal to the difference between (i) $17,000 divided by the public offering price (the “Reset Price”) and (ii) the 211,890 shares initially issued to Man FinCo. Additionally, the Company granted to Man FinCo an option to purchase additional purchase shares of Common Stock (the “Formula Shares”) derived by dividing $40,000 by the lower of $101.25 and the Reset Price (the “Man FinCo Option”). Man FinCo was entitled to exercise the Man FinCo Option for 100% of the Formula Shares through July 15, 2015 and for 50% of the Formula Shares through July 15, 2016.

On April 27, 2015, the Company and Man FinCo entered into a Securities Purchase Agreement whereby the Company issued 19,666,667 shares of its Common Stock to Man FinCo and Man FinCo agreed to (i) cancel its right to subsequent offering shares, (ii) cancel the Man FinCo Option, and (iii) provide $1,000 of debt financing to the Company which was received as part of the term loan financing in April 2015. The fair value of the 19,666,667 shares of Common Stock amounted to $7,493 and the Company recognized a loss on extinguishment of warrants and the previously recorded derivative liabilities were eliminated.

10.          SUPPLEMENTAL INFORMATION

Foreign Sales

The Company generated $9,408 and $8,806 of foreign sales during the three months ended June 30, 2015 and 2014, respectively. The Company generated $18,528 and $10,048 of foreign sales during the six months ended June 30, 2015 and 2014, respectively.

Major Suppliers

The Company purchases approximately 80% of its inventories from two suppliers that are located in foreign countries.

Foreign Currency and Accumulated Other Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during the period resulting from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between the Company’s net loss and comprehensive loss results from foreign currency translation adjustments in consolidating the Company’s UK subsidiaries’ financial statements. The financial position of foreign subsidiaries is generally translated using the exchange rates in effect at the end of the reporting period, while income and expense items are generally translated at average rates of exchange during the reporting period.

Foreign exchange gains and losses reported in the Company’s statements of operations are immaterial for all periods presented.

Financial Instruments

The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value as of June 30, 2015 and December 31, 2014, because of the relatively short maturities of these instruments. The estimated fair values for financial instruments presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying values of certain borrowings approximate fair value because the underlying instruments are fixed-rate notes based on current market rates and current maturities.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

Other Information

Presented below are certain expenses included in the accompanying statements of operations:

	Statement of Operations	Three Months Ended June 30:		Six Months Ended June 30:
	Caption	2015	2014	2015	2014

Inventory write-downs	Cost of goods sold	$311	$315	$335	$315
Bad debts	Professional fees and other	50	15	150	58
Repairs and maintenance	Professional fees and other	24	33	38	36
Rent	Professional fees and other	616	65	1,522	83
Advertising	Marketing and selling expenses	2,021	933	3,114	975

11.           RELATED PARTY TRANSACTIONS

The Company, through the acquisition of Vapestick, became a party to a distribution agreement with MPL Ltd. (“MPL”). Under the terms of the agreement, MPL is licensed to act as the manufacturer, importer and distributor for Vapestick products for specified retailers in return for a royalty payment. Either party may terminate the agreement after January 1, 2016 on six months prior notice and the satisfaction of certain conditions. The Chief Executive Officer of MPL is related to the Company’s President-International. Sales and purchases for the three months ended June 30, 2015 were approximately $61 and $124, respectively. Sales and purchases for the six months ended June 30, 2015 were approximately $376 and $268, respectively. As of June 30, 2015, the Company had an accounts receivable balance of approximately $75 from this related party.

Since early 2014, logistical and service support has been provided by an affiliate of the Company’s former President. Services have been benchmarked against other providers and management of the Company believes the costs are competitive. The Company or the affiliate may elect to discontinue this arrangement at any time. Services provided by this related party for the three months ended June 30, 2015 and 2014 totaled approximately $126 and $97, respectively. Services provided by this related party for the six months ended June 30, 2015 and 2014 totaled approximately $277 and $182, respectively. As of June 30, 2015, accounts payable includes $46 payable to this related party.

Certain marketing and logistics support services are provided by entities controlled by a key employee of the Company’s GEC division that was acquired from Hardwire. These services were provided prior to the Company’s 2014 acquisition of GEC and have continued under the Company’s ownership. This arrangement may be discontinued by either party at any time. Services incurred by the Company under this arrangement for the three and six months ended June 30, 2015 were approximately $386 and $816, respectively. No amounts were incurred under this arrangement for the three and six months ended June 30, 2014 since the Company did not acquire GEC until July 2014. As of June 30, 2015, accounts payable includes $65 payable to this related party.

The Company, through the acquisition of Vapestick, became a party to a supplier agreement with Internet Marketing Hub Ltd. (“IMH”). Under the terms of the agreement, IMH provides the labor and expertise for the design, development and maintenance, including search engine optimization for internet marketing on two websites operated by Vapestick. The Company’s President-International is a 50% owner of IMH. Depending on the results of IMH’s services, the Company is obligated to pay up to $39 per month. Total costs incurred under this agreement were approximately $18 and $130 for the three months ended June 30, 2015 and 2014, respectively. Total costs incurred under this agreement were approximately $50 and $271 for the six months ended June 30, 2015 and 2014, respectively.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

In January 2015, two warrant holders amended their warrants whereby the number of warrants would be 1,000,000 each at an exercise price of $0.75 per share and certain adjustment provisions were removed. These transactions were entered into with affiliates of a member of the Company’s board of directors who was also a significant shareholder. Management determined that the affiliates surrendered rights that were significantly greater in value than the consideration exchanged by $44,230 and, accordingly, this amount was treated as a capital contribution since it was entered into with related parties. Additionally, in March 2015, a consultant surrendered a warrant to purchase 1,000,000 shares at common stock at an exercise price of $0.75. The fair value of the warrant on the date of surrender resulted in a gain on extinguishment of warrants of $2,233.

The Company’s Chief Executive Officer purchased $195 principal amount of January 2014 15% Convertible Notes, which were purchased from another note holder, as well as warrants to purchase 260,608 shares of the Company’s common stock at an exercise price of $1.01, which were issued in conjunction with the note purchase.

12.           STOCK-BASED COMPENSATION

Total stock-based compensation expense for the three months ended June 30, 2015 and 2014 was approximately $2,418 and $44, respectively. Total stock-based compensation expense for the six months ended June 30, 2015 and 2014 was approximately $12,296 and $89, respectively.

Stock Options

The following table summarizes share activity, the weighted average exercise price, the weighted average remaining contractual life (in years) related to stock options outstanding during the six months ended June 30, 2015:

		Weighted Average
	Number of	Exercise	Remaining Contractual
	Shares	Price	Life

Outstanding, beginning of period	540,000	$26.10	3.3
Granted	31,596,317	0.60	9.8
Canceled	(1,340,000)	0.80	9.5

Outstanding, end of period	30,796,317	$1.04	9.6

Vested, end of period	22,155,528	$1.26	9.6

The weighted average fair value for the 31,596,317 stock options granted for the six months ended June 30, 2015 was $0.55 per share. In estimating the fair value of options, the Company used the Black-Scholes option-pricing model based upon the closing price of the Company’s stock on the date of grant, a weighted average expected life of 5.3 years, a weighted average risk free interest of 1.47%, an average forfeiture rate of 8.0%, and historical volatility of 140.0%.

Stock-based compensation expense is recognized over the vesting period of stock options and restricted stock awards. For a single award with a graded vesting schedule and only service conditions, the Company recognizes compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was in substance multiple awards. For stock options granted through June 30, 2015, unrecognized stock compensation expense amounted to $4,200 which will be charged to expense over the remaining vesting periods of the options. As of June 30, 2015, none of the outstanding stock options had intrinsic value.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

The following table summarizes information about stock options outstanding as of June 30, 2015:

Stock Options Outstanding					Vested Options
Exercise Prices			Remaining	Number	Weighted	Number
Range		Weighted	Contractual	of	Average	of
Low	High	Average	Term	Shares	Price	Shares

$0.31	$0.38	$0.38	9.8	12,415,748	$0.38	6,287,091
0.71	0.79	0.74	9.7	17,847,234	0.75	15,335,102
3.75	3.75	3.75	3.0	380,001	3.75	380,001
77.25	135.75	82.34	4.0	153,334	82.34	153,334

$0.38	$135.75	$1.05	9.6	30,796,317	$1.23	22,155,528

Restricted Stock

The fair value of the restricted stock grants is based upon the closing price of the Company’s stock on the date of grant. The following table summarizes share activity, the weighted average fair value per share, and the weighted average vesting period (in years) related to restricted stock grants during the six months ended June 30, 2015:

		Weighted Average
	Number of	Fair Value	Original
	Shares	Per Share	Vesting Period

Unvested, beginning of period	66,667	$5.85	1.3
Granted	2,963,665	0.65	3.3
Forfeited	(44,444)	5.85	1.6
Vested during period	(22,223)	5.85	0.8

Unvested, end of period	2,963,665	$0.65	3.3

Unrecognized stock compensation related to restricted stock amounted to approximately $1,727 as of June 30, 2015. The intrinsic value of unvested restricted stock was $859 as of June 30, 2015.

13.          INCOME TAXES

The Company is subject to U.S. federal, state and local income taxes, and U.K. income taxes that are reflected in our consolidated financial statements. For the three and six months ended June 30, 2015, the Company utilized net operating loss carryforwards to eliminate its U.S. federal tax provision. For the three and six months ended June 30, 2015, the Company recognized foreign income tax expense of $195 and $444, respectively. The Company’s effective income tax rate is approximately 22% of foreign earnings.

During 2014, the Company completed the acquisitions of FIN, Vapestick, VIP and GEC. Certain measurement-period adjustments were made with respect to certain deferred tax liabilities that were identified to exist on the acquisition date for each of these acquisitions. As a result, deferred tax liabilities have been recorded for the identifiable intangibles acquired in these acquisitions as the amounts are non-deductible for income tax purposes.

We evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will be unable to realize some of these deferred tax assets, primarily as a result of losses incurred during our limited history. As a result of this analysis, we project that approximately $88.5 million of our deferred tax assets will not be realizable.

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

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

For the six months ended June 30, 2015, there was no change to our total gross unrecognized tax benefit. We believe that there will not be a significant increase or decrease to the uncertain tax positions within the next twelve months.

14.           EARNINGS PER SHARE

The following table represents a reconciliation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30:		Six Months Ended June 30:
	2015	2014	2015	2014

Net income (loss)	$42,784	$(367)	$(24,719)	$(84,491)

Weighted average shares outstanding:
Basic	61,696,000	4,900,000	40,527,000	4,574,000

Diluted	180,253,000	4,900,000	40,527,000	4,574,000

Earnings (loss) per share
Basic	$0.69	$(0.07)	$(0.61)	$(18.47)

Diluted	$0.24	$(0.07)	$(0.61)	$(18.47)

For the three months ended June 30, 2015, certain common stock equivalents were excluded from the computation of diluted earnings per share based on the Company’s application of the as-converted and treasury stock methods. For the six months ended June 30, 2015 and the three and six months ended June 30, 2014, all common stock equivalents were excluded from the computation of diluted earnings per share since the result would be antidilutive due to the net loss for those periods. Common stock equivalents that were excluded for each of these periods are as follows:

	Period Ended June 30, 2015		Period Ended June 30, 2014
	Three Months	Six Months	Three Months	Six Months

Common stock equivalents:
Warrants	28,074,366	157,663,454	967,649	1,100,085
Stock options	18,380,569	30,796,317	441,622	446,315
Shares issuable under convertible debt	37,735,502	37,735,502	690,867	690,867
Unvested restricted stock	-	2,963,665	-	-

Total	84,190,437	229,158,938	2,100,138	2,237,267

15.           COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has non-cancelable operating leases related to its facilities in the United Kingdom. Effective July 1, 2015, the Company entered into a non-cancelable operating lease for commercial office space that will serve as the Company’s future corporate headquarters in Golden, Colorado. The lease provides for an abated rent period and the value of this inducement will be reflected as a reduction to rent expense over the term of the lease. As of June 30, 2015, future minimum lease payments are as follows:

Year Ending June 30,	United Kingdom	Colorado	Total

2016	$629	$75	$704
2017	552	92	644
2018	245	94	339
2019	222	15	237

	$1,648	$276	$1,924

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

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

The following is a description of the valuation methodologies used for complex financial instruments measured at fair value:

Warrant liability

The Company utilizes a binomial model to derive the estimated fair value of warrants that are classified as liabilities. Key inputs into the model include a discount for lack of marketability on the stock price, expected stock price volatility, and a risk-free interest rate.

In order to calculate the fair value of our warrants, certain underlying assumptions are made regarding components of the model. As of June 30, 2015, significant assumptions include, the risk-free interest rate ranging from 0.13% to 2.07% and share price volatility of 135.0%. Changes to the assumptions could cause significant adjustments to the valuation.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

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

The Company does not have any recurring measurements of the fair value of assets. Recurring measurements of the fair value of liabilities as of June 30, 2015 and December 31, 2014 are summarized as follows:

	As of June 30, 2015:				As of December 31, 2014:
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Warrant and derivative liabilities	$-	$-	$67,434	$67,434	$-	$-	$163,989	$163,989

The Company did not make any transfers in or out of level 3 for the six months ended June 30, 2015. The following table presents a reconciliation of liabilities measured at fair value on a recurring basis:

	Fair Value Measurements (Level 3)
	Warrant Liability	Derivatives	Total
Balance, January 1, 2015	$123,898	$40,091	$163,989
Total net (gains) losses included in:
Net loss	(80,261)	(60,254)	(140,515)
Extinguishment through exercise	(24,634)	(6,164)	(30,798)
Extinguishment through modification	59,665	-	59,665
Extinguishment through cancellation	(168,239)	(9,059)	(177,298)
Purchases, sales, issues, and settlements:
Issuances	155,196	39,417	194,613
Settlements	-	(2,222)	(2,222)
Balance, June 30, 2015	$65,625	$1,809	$67,434

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying unaudited condensed consolidated financial statements in Item 1. Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

Cautionary Note Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although we believe that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

This filing contains a number of forward-looking statements which reflect our current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which we expect or anticipate will or may occur in the future, including statements related to distributor channels, volume growth, net sales, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on our current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks discussed in our Annual Report on Form 10-K, press releases and other communications to shareholders issued by us from time to time. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are an independent marketer and distributor of vaping products and electronic cigarettes. Our objective is to become a leader in the rapidly growing, global electronic cigarette and vaping (“e-cigarette”) segment of the broader nicotine related products industry including traditional tobacco. E-cigarettes are battery-powered products that simulate tobacco smoking through inhalation of nicotine vapor without the fire, flame, tobacco, tar, carbon monoxide, ash, stub, smell and other chemicals found in traditional combustible cigarettes. According to Euromonitor International, the global tobacco industry represents a $783 billion market worldwide including an estimated 1.3 billion smokers globally. The global e-cigarette market is expected to grow to $51 billion, or a 4% share of the worldwide tobacco market, by 2030. The growth is forecast to come at the expense of traditional tobacco, not from new smokers entering the category. Numerous research studies and publications have recognized that e-cigarettes are the preferred method for smokers to quit, and the most effective.

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

Six Strategic Drivers

The previous focus of “striving to offer our product to every point of distribution where traditional cigarettes are available” has been altered over the last six months. In fact, ECIG has been paring back retail distribution and focusing on accounts where profitable long-term, strategic partnerships can be developed. Our goal is to become the most profitable independent e-cigarette company in the world, delivering profitable growth to enhance shareholder value. We expect to achieve this goal by focusing on six primary strategic drivers.

•	Establish VIP as an international premium brand
•	Utilize FIN and Vapestick as traditional retail brands,
•	Expand profitably into non-traditional channels,
•	Strengthen the organizational talent base,
•	Become a low-cost provider
•	Improve working capital

Components of Net Sales and Costs and Expenses

Net sales

Our sales are derived from the sale of e-cigarette, vaping and related products directly to consumers over the internet and to various retailer and wholesaler customers. Our sales are reported net of returns and allowances, which represent that portion of gross sales not expected to be realized. We offer sales incentives and discounts to our customers and consumers including rebates, shelf-price reductions and other trade promotional activities.

Cost of Goods Sold

Cost of goods sold consists of the costs of products which are manufactured by our suppliers, plus freight-in and packaging.

Operating Expenses

Our marketing and selling expenses include advertising costs and sales commissions. The primary components of our distribution, marketing and advertising expenses are media, agency, and other promotional expenses. Our general and administrative costs consist primarily of compensation and benefit expenses, including stock-based compensation; legal, auditing and other professional fees associated with our status as a public company; travel expenses; facility-related costs, such as rent; depreciation and amortization; and information technology and communications costs.

Non-Operating Expenses

Non-operating expenses include interest expense on our debt financing obligations, and gains and losses related to the issuance and subsequent accounting for changes in the fair value of warrants and derivative financial instruments. Non-operating income also includes debt financing inducement expenses and losses from the extinguishment of debt.

Foreign Exchange Movements

Due to the international aspect of our business, our net sales and expenses are affected by foreign exchange movements. Our primary exposures to foreign exchange rates are the British Pound and Euro against the U.S. dollar. The financial results of our foreign operations are translated to U.S. dollars for consolidation purposes. The functional currency of our foreign subsidiaries is generally the local currency of the country of domicile. Accordingly, income and expense items are translated at the average rates prevailing during each reporting period and initially reported as a component of other comprehensive loss. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized in our operating results as transaction gains and losses.

The average British Pound to U.S. dollar foreign exchange rate decreased from 1.68 for the three months ended June 30, 2014 to 1.53 for the three months ended June 30, 2015, and 1.67 for the six months ended June 30, 2014 to 1.52 for the six months ended June 30, 2015.

Results of Operations

When reviewing our results of operations it is important to consider the timing of acquisition activity. We completed two acquisitions in the first quarter of 2014 for aggregate consideration of $188.4 million, one acquisition in the second quarter of 2014 for consideration of $51.9 million, and one acquisition in the third quarter of 2014 for consideration of $23.7 million. The operating results of these four acquisitions are included in our statements of operations for the entirety of the three and six months ended June 30, 2015. However, the results of operations for these four acquisitions are partially or entirely excluded from the comparable periods in 2014 as shown in the table below:

Periods Excluded from June 30, 2014 Operating Results
Business Acquired	Acquisition Date	Three Months	Six Months

Vapestick	January 9, 2014	None Excluded	Prior to January 9, 2014
FIN	February 28, 2014	None Excluded	Prior to February 28, 2014
VIP	April 22, 2014	Prior to April 22, 2014	Prior to April 22, 2014
GEC (1)	July 16, 2014	Entirely Excluded	Entirely Excluded

(1)	Our Global E-Commerce division was acquired in July 2014 from Hardwire.

Given the recent expansion of our operations, and our limited operating history in general, the usefulness of comparisons of 2015 operating results solely to that of prior year interim periods is limited. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are necessarily indicative of our future results of operations or cash flows.

Comparison of the Three Months Ended June 30, 2015 and 2014

Net Sales

Net sales for the three months ended June 30, 2015 were $12.0 million compared to $11.3 million for the three months ended June 30, 2014, an increase of $0.7 million, or 6%.  Approximately 78% of our net sales for both the three months ended June 30, 2015 and 2014 were transacted in the British Pound currency and translated into our U.S. dollar functional currency.

The increase in net sales is primarily attributable to the impact of the acquisition of GEC which did not generate any net sales for the three months ended June 30, 2014 but this reporting unit generated $1.6 million of net sales for the three months ended June 30, 2015. The increase in net sales attributable to GEC was partially offset by a reduction in net sales due to foreign exchange rates which resulted in a decrease in net sales of $0.9 million for the three months ended June 30, 2015 compared to 2014.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2015 was $5.8 million compared to $4.4 million for the three months ended June 30, 2014, an increase of $1.4 million, or 30%. The increase in cost of goods sold is primarily attributable to (i) the impact of the acquisition of GEC which did not generate any cost of goods sold for the three months ended June 30, 2014 but this reporting unit generated $0.8 million of cost of goods sold for the three months ended June 30, 2015, and (ii) an increase in cost of goods sold of $0.8 million since operating results related to our acquisition of VIP were excluded from our financial statements prior to April 22, 2014. These increases in cost of goods sold were partially offset by a reduction in cost of goods sold of $0.4 million due to foreign exchange rates for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Gross Profit

Gross profit for the three months ended June 30, 2015 was $6.2 million or 52% of net sales, compared to gross profit of $6.9 million or 61% of net sales for the three months ended June 30, 2014. The change in gross profit percentage was impacted by the items discussed under Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses

Marketing and Selling Expenses

Marketing and selling expenses for the three months ended June 30, 2015 were $2.3 million compared to $5.1 million for the three months ended June 30, 2014, a decrease of $2.8 million, or 55%. This decrease is primarily attributable to a reduction in marketing expenses of $2.5 million, which was partially offset by an increase in advertising expense of $1.1 million. During 2015, we modified our mix of spending to target approaches we believed would be more effective at increasing net sales.

Compensation and Benefits

Compensation and benefits consists of cash-based and stock-based compensation expenses. Cash-based compensation and benefits expense for the three months ended June 30, 2015 was $2.7 million compared to $1.4 million for the three months ended June 30, 2014, an increase of $1.3 million, or 97%. The increase in cash-based compensation and benefits is primarily attributable to (i) increases in compensation associated with the acquisitions of VIP and GEC which are partially or entirely excluded from the three months ended June 30, 2014 and included for the entire three months ended June 30, 2015, and (ii) a retention bonus of $0.3 million for the three months ended June 30, 2015 that related to our VIP reporting unit.

Stock-based compensation expense for the three months ended June 30, 2015 was $2.4 million compared to less than $0.1 million for the three months ended June 30, 2014, an increase of $2.4 million. The increase in stock-based compensation is primarily attributable to (i) the grant of stock options for 12.1 million common shares during the second quarter of 2015 with a weighted average fair value of $0.31 per share, (ii) the grant of 0.8 million restricted stock awards at a weighted average grant date fair value of $0.37, and (iii) attribution of stock-based compensation expense related to options and restricted stock granted in prior periods as such options continued to vest during the three months ended June 30, 2015.

Stock-based compensation expense is recognized over the vesting period of stock options and restricted stock awards. For a single award with a graded vesting schedule and only service conditions, we recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was in substance multiple awards. Under this method, the recognition of stock-based compensation is accelerated in comparison to the alternative method that treats graded vesting schedules as a single award.

Professional Fees and Administrative Expenses

Professional fees and administrative expenses for the three months ended June 30, 2015 totaled $3.5 million compared to $5.6 million for the three months ended June 30, 2014, a decrease of $2.1 million, or 38%. Presented below are the major components of professional fees and administrative expenses for the three months ended June 30, 2015 and 2014, respectively (dollars in thousands):

	2015	2014

Professional fees:
Auditing, accounting and tax	$949	$878
Litigation, financings and contracts	952	2,081
Administrative expenses	1,597	2,644

Total	$3,498	$5,603

For the three months ended June 30, 2015, professional fess related to litigation, financings and contracts were primarily comprised of $0.7 million associated with the restructuring of debt agreements. Professional fees related to litigation, financings and contracts were $1.0 million for the three months ended June 30, 2015 compared to $2.1 million for the three months ended June 30, 2014, a decrease of $1.1 million. This reduction was primarily attributable to legal fees related to the acquisition of VIP in April 2014 and costs incurred in advance of the acquisition of GEC in July 2014. Administrative expenses decreased from $2.6 million for the three months ended June 30, 2014 to $1.6 million for the three months ended June 30, 2015. We incurred significantly higher administrative expenses in the second quarter of 2014 to support our increased acquisition activity.

Depreciation and Amortization

Depreciation and amortization relates to our property and equipment and identifiable intangible assets. Depreciation and amortization for the three months ended June 30, 2015 was $2.3 million compared to $3.4 million for the three months ended June 30, 2014, a decrease of $1.1 million, or 32%. The decrease in depreciation and amortization was primarily due to identifiable intangible asset impairment charges recorded in the fourth quarter of 2014. This decrease in cost basis resulted in a reduction in amortization expense of $1.2 million for the three months ended June 30, 2015. This reduction was partially offset by (i) an increase in amortization of $0.9 million for the three months ended June 30, 2015 related to intangible assets acquired in the July 2014 GEC acquisition, and (ii) an increase in depreciation expense of $0.1 million that was primarily attributable to depreciation expense associated with $1.3 million of capital expenditures during the first six months of 2015.

Severance Costs

We did not incur any severance costs for the three months ended June 30, 2014. For the three months ended June 30, 2015, severance costs of $0.7 million relate to two former executive officers that terminated employment during the three months ended June 30, 2015. We had previously entered into employment agreements with both executives and the severance expense represents a mutual settlement of all claims.

Offering Expenses

Commissions, legal fees and other costs that are directly associated with public and private offerings of equity securities are capitalized as deferred offering costs, pending a determination of the success of the offering. Deferred offering costs related to successful offerings are charged to equity in the period it is determined that the offering was successful. Deferred offering costs related to unsuccessful offerings are recorded as an expense in the period when it is determined that the offering is unsuccessful. Indirect costs associated with equity offerings are charged to expense in the period incurred. We did not incur any offering expense for the three months ended June 30, 2015. For the three months ended June 30, 2014, offering expense of $1.4 million relates to expenses of a 2014 planned public offering and other expenses associated with equity offerings.

Acquisition Expenses

We incur fees and services that are directly related to the completion of acquisitions. Such costs are included in acquisition costs in the accompanying statements of operations in the period in which they are incurred. We also incur professional fees associated with acquisitions which are included in professional fees and administrative expenses in the period incurred. We did not incur any acquisition expenses for the three months ended June 30, 2015. For the three months ended June 30, 2014, we incurred acquisition expenses of $6.0 million, of which $5.0 million was attributable to compensatory earn-out consideration related to our VIP acquisition that closed in April 2014.

Related Party Advisory Agreement

In December 2013, we entered into an advisory agreement whereby a related party provided services primarily related to the distribution of our products. The consideration for these services included warrants that were recorded at fair value. In March 2015, we entered into an agreement to terminate the related party advisory agreement. For the three months ended June 30, 2014, we recognized expenses under this agreement of $3.3 million. Due to termination of the advisory agreement in March 2015, no amounts were incurred for the three months ended June 30, 2015.

Loss on Impairment of Goodwill

We did not incur any impairment losses for the three months ended June 30, 2015. For the three months ended June 30, 2014, we recognized a loss on impairment of goodwill of $9.0 million. This goodwill impairment loss was due to faster than expected migration of U.S. consumers from our disposable products sold by the FIN reporting unit, which was acquired by us in February 2014.

Warrant and Derivative Fair Value Adjustments

Our warrant and derivative liabilities are adjusted to fair market value using complex binomial valuation models at the end of each calendar quarter. If the fair value of these liabilities increase during the quarter, we recognizes a loss in the statement of operations, and if the fair value of the liabilities decrease a gain is recognized in the statement of operations. While numerous factors affect the changes in valuation, gains generally result as the market price for our common stock decreases and losses typically results as the market price increases.

For the three months ended June 30, 2015, we recognized a gain from changes in the fair value of warrants of $87.3 million as compared to a gain of $8.7 million for the three months ended June 30, 2014. For the three months ended June 30, 2015, we recognized a gain from changes in the fair value of derivatives of $30.3 million as compared to a gain of $0.3 million for the three months ended June 30, 2014. The higher gains recognized in 2015 were associated with a significant increase in warrant and derivative instruments outstanding combined with declines in our stock price.

Loss on Extinguishment of Debt

When debt is modified, restructured, refinanced or repaid with the same lender before the scheduled maturity date, gains and losses may result if the cash and other consideration exchanged by us is less than or greater than the carrying value of the debt. Careful consideration is required to determine whether each transaction is a modification or an extinguishment since the accounting recognition requirements are substantially different depending on this determination. Additionally, certain of our debt financing agreements provide for penalties if the loans are paid off before maturity and such penalties would also be a factor in determining any gain or loss on extinguishment. For the three months ended June 30, 2015, we recognized a loss on extinguishment of debt of $70.2 million. We did not incur a loss on extinguishment of debt for the three months ended June 30, 2014.

Gain on Extinguishment of Warrants

We may enter into negotiations with warrant holders to extinguish warrant agreements whereby gains and losses may result if the cash and other consideration exchanged is less than or greater than the fair value of the warrants on the date of the extinguishment. For the three months ended June 30, 2015, we recognized a gain on extinguishment of warrants of $17.4 million. We did not recognize a gain on extinguishment of warrants for the three months ended June 30, 2014.

Interest Expense

The primary components of interest expense consist of (i) interest expense based on the stated rate in the debt financing agreement, (ii) amortization of debt discounts, (iii) amortization of debt issuance costs, (iv) prepayment fees, and (v) other charges. For the three months ended June 30, 2015, we recognized interest expense of $14.1 million as compared to $5.5 million for the three months ended June 30, 2014, an increase of $8.6 million. This increase in interest expense for the three months ended June 30, 2015 was primarily attributable to an increase in borrowings and amortization of higher discounts associated with those incremental borrowings. Substantially all interest expense was noncash for the three months ended June 30, 2015.

Income Tax Benefit (Expense)

For the three months ended June 30, 2015, we recognized income tax expense of $0.2 million compared to an income tax benefit of $24.5 million for the three months ended June 30, 2014. Income tax expense recognized for the three months ended June 30, 2015 was comprised of current income tax expense of $0.4 million related to profits for our businesses in the United Kingdom, partially offset by a deferred income tax benefit of $0.2 million. For the three months ended June 30, 2014, we recognized a deferred tax benefit of $24.5 million based on a conclusion that a portion of our deferred tax asset would be realized, allowing for the release of a corresponding portion of the previously established deferred tax valuation allowance.

Comparison of the Six Months Ended June 30, 2015 and 2014

Net Sales

Net sales for the six months ended June 30, 2015 were $23.1 million compared to $15.4 million for the six months ended June 30, 2014, an increase of $7.7 million, or 50%.  Approximately 80% of our net sales for the six months ended June 30, 2015 and 65% of our net sales for the six months ended June 30, 2014 were transacted in the British Pound currency and translated into our U.S. dollar functional currency.

The increase in net sales is primarily attributable to (i) an increase in net sales of $8.7 million for the six months ended June 30, 2015 for the VIP reporting unit primarily because VIP did not generate any net sales before the date it was acquired on April 22, 2014, and (ii) the impact of the GEC acquisition which did not generate any net sales for the six months ended June 30, 2014 but this reporting unit generated $2.6 million of net sales for the six months ended June 30, 2015. These increases which total $10.6 million were partially offset by a decrease in net sales for the FIN reporting unit of $2.3 million and a reduction in net sales due to foreign exchange rates of $0.9 million. The reduction in net sales for the FIN reporting unit was due to faster than expected migration of U.S. consumers from our disposable products sold by the FIN reporting unit, which was acquired by us in February 2014.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2015 was $11.1 million compared to $7.2 million for the six months ended June 30, 2014, an increase of $3.9 million, or 53%. The increase in cost of goods sold is primarily attributable to (i) an increase in cost of goods sold of $3.8 million for the six months ended June 30, 2015 for the VIP reporting unit primarily because VIP did not generate any cost of goods sold before the date it was acquired on April 22, 2014, and (ii) the impact of the GEC acquisition which did not generate any cost of goods sold for the six months ended June 30, 2014 but this reporting unit generated $1.5 million of cost of goods sold for the six months ended June 30, 2015. These increases which total $5.3 million were partially offset by a decrease in cost of goods sold for the FIN reporting unit of $1.3 million and a reduction in net sales due to foreign exchange rates of $0.4 million.

Gross Profit

Gross profit for the six months ended June 30, 2015 was $12.1 million or 52% of net sales, compared to gross profit of $8.2 million or 53% of net sales for the six months ended June 30, 2014. The change in gross profit percentage was impacted by the items discussed under Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses

Marketing and Selling Expenses

Marketing and selling expenses for the six months ended June 30, 2015 were $6.3 million compared to $6.2 million for the six months ended June 30, 2014, an increase of $0.1 million, or 1%. The increase in marketing and selling expenses is primarily attributable to an increase in advertising expense of $2.1 million during the six months ended June 30, 2015 which was driven by the acquisition of GEC. The increase in advertising was partially offset by corresponding decreases in marketing expense as we modified our mix of spending to target approaches we believed would be more effective at increasing net sales.

Compensation and Benefits

Compensation and benefits consists of cash-based and stock-based compensation expenses. Cash-based compensation and benefits expense for the six months ended June 30, 2015 was $5.2 million compared to $2.0 million for the six months ended June 30, 2014, an increase of $3.2 million, or 162%. The increase in cash-based compensation and benefits is primarily attributable to increases in compensation of $2.7 million associated with the acquisitions of VIP, Vapestick and GEC which are partially or entirely excluded from the six months ended June 30, 2014 and included for the entire six months ended June 30, 2015. For the six months ended June 30, 2015, we also incurred a retention bonus of $0.3 million associated with our VIP reporting unit. The remainder of the increase in cash-based compensation expense was attributable to an increase in the number of executives and other employees in order to support the increased scope of operations during the six months ended June 30, 2015.

Stock-based compensation expense for the six months ended June 30, 2015 was $12.3 million compared to $0.1 million for the six months ended June 30, 2014, an increase of $12.2 million.  The increase in stock-based compensation is primarily attributable to (i) the grant of stock options for 31.6 million common shares with a weighted average grant date fair value of $0.55 per share, (ii) the grant of 3.0 million restricted stock awards with a weighted average grant date fair value of $0.65, and (iii) attribution of stock-based compensation expense related to options and restricted stock granted in prior periods as such options continued to vest during the six months ended June 30, 2015.

Stock-based compensation expense is recognized over the vesting period of stock options and restricted stock awards. For a single award with a graded vesting schedule and only service conditions, we recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was in substance multiple awards. Under this method, the recognition of stock-based compensation is accelerated in comparison to the alternative method that treats graded vesting schedules as a single award.

Professional Fees and Administrative Expenses

Professional fees and administrative expenses for the six months ended June 30, 2015 was $7.5 million compared to $8.1 million for the six months ended June 30, 2014, a decrease of $0.6 million, or 8%. Presented below are the major components of professional fees and administrative expenses for the six months ended June 30, 2015 and 2014, respectively (dollars in thousands):

	2015	2014

Professional fees:
Auditing, accounting and tax	$2,549	$1,144
Litigation, financings and contracts	1,831	2,639
Administrative expenses	3,130	4,350

Total	$7,510	$8,133

Professional fees related to auditing, accounting and tax services was $2.5 million for the six months ended June 30, 2015 compared to $1.1 million for the six months ended June 30, 2014, an increase of $1.4 million. This increase was due to a significant increase in the complexity of our annual audit and review of our first quarter Form 10-Q, as compared to comparable period services incurred in the first six months of 2014. Administrative expenses decreased from $4.4 million for the six months ended June 30, 2014 to $3.1 million for the six months ended June 30, 2015. We incurred significantly higher administrative expenses in the first six months of 2014 to support our increased acquisition activity. For the six months ended June 30, 2015, professional fees related to litigation, financings and contracts included $0.7 million associated with the restructuring of debt agreements. Professional fees for litigation, financings and contracts decreased by $0.8 million primarily due to the elimination of acquisition activity during the six months ended June 30, 2015.

Depreciation and Amortization

Depreciation and amortization relates to our property and equipment and identifiable intangible assets. Depreciation and amortization for the six months ended June 30, 2015 was $4.6 million compared to $3.4 million for the six months ended June 30, 2014, an increase of $1.2 million, or 37%. The increase in depreciation and amortization is primarily due to amortization expense being recorded for the entire six months ended June 30, 2015 but only from the period of acquisition through June 30, 2014 for the first six months of 2014. The $1.0 million increase in amortization for the first six months of 2015 was partially offset by the impact of impairment charges recorded in the fourth quarter of 2014 which reduced the cost basis of identifiable intangible assets from approximately $117 million to $64 million at December 31, 2014, a reduction of 45%. During the six months ended June 30, 2015, we had $1.3 million of capital expenditures which was the primary reason for an increase in depreciation expense of $0.2 million.

Severance Costs

We did not incur any severance costs for the six months ended June 30, 2014. For the six months ended June 30, 2015, severance costs of $0.7 million relate to two former executive officers that terminated employment during the six months ended June 30, 2015. We had previously entered into employment agreements with both executives and the severance expense represents a mutual settlement of all claims.

Offering Expenses

Commissions, legal fees and other costs that are directly associated with public and private offerings of equity securities are capitalized as deferred offering costs, pending a determination of the success of the offering. Deferred offering costs related to successful offerings are charged to equity in the period it is determined that the offering was successful. Deferred offering costs related to unsuccessful offerings are recorded as expense in the period when it is determined that the offering is unsuccessful. Indirect costs associated with equity offerings are charged to expense in the period incurred. We did not incur any offering expenses for the six months ended June 30, 2015. For the six months ended June 30, 2014, offering expense of $4.5 million relates to expenses of a 2014 planned public offering and other expenses associated with equity offerings.

Acquisition Expenses

We incur fees and services that are directly related to the completion of acquisitions. Such costs are included in acquisition costs in the accompanying statements of operations in the period in which they are incurred. We also incur professional fees associated with acquisitions which are included in professional fees and administrative expenses in the period incurred. We did not incur any acquisition expenses for the six months ended June 30, 2015. For the six months ended June 30, 2014, we incurred acquisition expenses of $6.0 million, of which $5.0 million was attributable to compensatory earn-out consideration related to our VIP acquisition that closed in April 2014.

Related Party Advisory Agreement

In December 2013, we entered into an advisory agreement whereby a related party provided services primarily related to the distribution of our products. The consideration for these services included warrants that were recorded at fair value. In March 2015, we entered into an agreement to terminate the related party advisory agreement. For the six months ended June 30, 2014, we recognized expenses under this agreement of $53.5 million. Due to termination of the advisory agreement in March 2015, no amounts were incurred for the six months ended June 30, 2015.

Loss on Impairment of Goodwill

We did not incur any impairment losses for the six months ended June 30, 2015. For the six months ended June 30, 2014, the Company recognized a loss on impairment of goodwill of $9.0 million. This goodwill impairment loss was due to faster than expected migration of U.S. consumers from our disposable products sold by the FIN reporting unit, which was acquired by us in February 2014.

Warrant and Derivative Fair Value Adjustments

Our warrant and derivative liabilities are adjusted to fair market value using complex binomial valuation models at the end of each calendar quarter. If the fair value of these liabilities increase during the quarter we recognize a loss in the statement of operations, and if the fair value of the liabilities decrease a gain is recognized in the statement of operations. While numerous factors affect the changes in valuation, gains generally result as the market price for our common stock decreases and losses typically results as the market price increases.

For the six months ended June 30, 2015, we recognized a gain from changes in the fair value of warrants of $80.3 million as compared to a gain of $12.5 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, we recognized a gain from changes in the fair value of derivatives of $60.3 million as compared to a gain of $4.2 million for the six months ended June 30, 2014.

Loss on Extinguishment of Debt

When debt is modified, restructured, refinanced or repaid with the same lender before the scheduled maturity date, gains and losses may result if the cash and other consideration exchanged by us is less than or greater than the carrying value of the debt. Careful consideration is required to determine whether each transaction is a modification or an extinguishment since the accounting recognition requirements are substantially different depending on this determination. Additionally, certain of our debt financing agreements provide for penalties if the loans are paid off before maturity and such penalties would also be a factor in determining any gain or loss on extinguishment. For the six months ended June 30, 2015, we recognized a loss on extinguishment of debt of $70.4 million. We did not recognize a gain or loss on extinguishment of debt for the six months ended June 30, 2014.

Gain on Extinguishment of Warrants

We may enter into negotiations with warrant holders to extinguish warrant agreements whereby gains and losses may results if the cash and other consideration exchanged is less than or greater than the fair value of the warrants on the date of the extinguishment. For the six months ended June 30, 2015, we recognized a gain on extinguishment of warrants of $49.8 million. We did not recognize a gain or loss on extinguishment of warrants for the six months ended June 30, 2014.

Debt Financing Inducement Expense

The inclusion of conversion features and stock purchase warrants represent inducements to obtain certain debt financings. Debt financing inducement expense is recognized when the fair value of inducements issued in connection with debt financings exceeds the proceeds from the loan. Under generally accepted accounting principles, these financial instruments are bifurcated and accounted for by first determining the fair value of the warrants and conversion features with any residual value assigned to the debt instrument.

We incurred debt financing inducement expense for the six months ended June 30, 2015 of $66.4 million compared to $29.2 million for the six months ended June 30, 2014, an increase of $37.2 million. For the six months ended June 30, 2015, debt financing inducement expense was recognized because the fair value of warrants and embedded conversion features issued to the lenders were valued at $85.7 million compared to the proceeds received from the lenders of $19.3 million. For the six months ended June 30, 2014, we incurred debt financing inducement expense of $29.2 million because the fair value of warrants and embedded conversion features issued to the lenders were valued at $56.6 million compared to the proceeds received from the lenders of $27.4 million.

Interest Expense

The primary components of interest expense consist of (i) interest expense based on the stated rate in the debt financing agreement, (ii) amortization of debt discounts, (iii) amortization of debt issuance costs, (iv) prepayment fees, and (v) other charges. For the six months ended June 30, 2015, we recognized interest expense of $53.2 million as compared to $11.8 million for the six months ended June 30, 2014, an increase of $41.4 million. This increase in interest expense for the six months ended June 30, 2015 was primarily attributable to an increase in borrowings and amortization of higher discounts associated with those incremental borrowings. Substantially all interest expense was noncash for the six months ended June 30, 2015.

Income Tax Benefit (Expense)

For the six months ended June 30, 2015, we recognized income tax expense of $0.4 million compared to an income tax benefit of $24.5 million for the six months ended June 30, 2014. Income tax expense recognized for the six months ended June 30, 2015 was comprised of current income tax expense of $0.8 million related to profits for our businesses in the United Kingdom, partially offset by a deferred income tax benefit of $0.4 million. For the six months ended June 30, 2014, we recognized a deferred tax benefit of $24.5 million based on a conclusion that a portion of our deferred tax asset would be realized, allowing for the release of a corresponding portion of the previously established deferred tax valuation allowance.

Non-GAAP Financial Measures- EBITDA and Adjusted EBITDA

We define EBITDA as net income (loss), as determined under GAAP, plus interest expense, income taxes, depreciation and amortization expense. We define Adjusted EBITDA as EBITDA plus expenses incurred under a related party advisory agreement, stock-based compensation expense, severance and retention costs, professional fees related to the restructuring of debt agreements, offering expenses, acquisition expense, losses on sale of assets, impairment of long-lived assets and debt financing inducement expense; and by subtracting gains from warrant and derivative fair value adjustments, gains from extinguishment of warrants and debt, and gains on sale of assets. These further adjustments eliminate the impact of items that we do not consider indicative of our core operating performance. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we expect to incur expenses that are the same as or similar to many of the adjustments in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

We present EBITDA and Adjusted EBITDA because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. EBITDA and Adjusted EBITDA have limitations as an analytical tool. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures, contractual commitments or working capital needs;
•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;
•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;
•	Similarly, while impairment of long-lived assets is a non-cash expense, recognition of the impairment charge may have a significant impact on the value of our common stock;
•	Adjusted EBITDA excludes expenses under our related party advisory agreement, stock-based compensation arrangements, excess embedded derivative inducements, changes in the fair value of warrant and derivative instruments, and gains and losses from the extinguishment of debt. While these are noncash gains and losses, their exclusion ignores the significant dilutive impact to our common stockholders as represented by the underlying transactions that gave rise to these excluded gains and losses;
•	EBITDA and Adjusted EBITDA do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and
•	Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income (loss). EBITDA and Adjusted EBITDA should be considered in addition to, but not as a substitute for, any measure of financial performance reported in accordance with GAAP, such as total revenues, income from operations, and net income (loss). The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2015	2014	2015	2014

Net income (loss)	$42,784	$(367)	$(24,719)	$(84,491)
Interest expense	14,066	5,451	53,218	11,847
Depreciation and amortization	2,328	3,411	4,624	3,386
Income tax expense (benefit)	195	(24,537)	444	(24,537)

EBITDA	59,373	(16,042)	33,567	(93,795)
Related party advisory agreement	-	3,341	-	53,505
Stock-based compensation	2,418	44	12,296	89
Severance expense	651	-	651	-
Retention bonus	310	-	310	-
Professional fess related to restructuring of debt agreements	746	-	746	-
Offering expenses	-	1,400	-	4,524
Acquisition expenses	-	6,000	-	6,000
Loss on impairment of goodwill	-	8,966	-	8,966
Debt financing inducement expense	-	-	66,434	29,216
Warrant fair value adjustment	(87,251)	(8,669)	(80,261)	(12,457)
Derivative fair value adjustment	(30,327)	(319)	(60,254)	(4,213)
Loss on extinguishment of debt	70,228	-	70,356	-
Gain on extinguishment of warrants	(17,382)	-	(49,782)	-

Adjusted EBITDA	$(1,234)	$(5,279)	$(5,937)	$(8,165)

Liquidity and Capital Resources

As of June 30, 2015, we have a working capital deficit of $11.5 million and an accumulated deficit of $427.6 million. We incurred a loss from operations of $24.6 million for the six months ended June 30, 2015 and $215.2 million for the year ended December 31, 2014. While these operating losses include significant noncash charges for items such as impairment of long-lived assets and stock-based compensation, we also incurred significant cash-based expenses related to four acquisitions completed in 2014 and an aborted public offering of our common stock during the fourth quarter of 2014. The pace of our acquisitions in 2014 resulted in unanticipated difficulties in fully integrating the newly acquired business units, resulting in inefficiencies that contributed to operating losses.

We have relied on debt and equity financings to fund our acquisitions and negative operating cash flows over the past 18 months. We were in technical default under several debt obligations as of December 31, 2014. As a result of these and other factors, our capital resources were insufficient to enable the execution of our global business plan. These conditions created substantial doubt about our ability to meet our financial obligations and to continue as a going concern.

During the first six months of 2015, we completed the following actions to improve liquidity and operating results:

•	Term debt financing in the aggregate original principal amount of $47.2 million was obtained in the second quarter of 2015. This financing enabled the repayment or restructuring of debt and the cure of all pre-existing defaults, and we were able to renegotiate with lenders to eliminate the highly dilutive features contained in the vast majority of previous debt instruments and warrants.

•	Senior Secured Notes for $19.5 million in principal were restructured to reduce the interest rate from 15.0% to 8.0% and the maturity dates were extend for 18 months until July and August of 2016.

•	As of December 31, 2014, we owed an aggregate of $11.0 million for the VIP Promissory Notes and $5.0 million for a related earnout payment. The term debt financing enabled our repayment of $8.0 million of the VIP Promissory Notes and the repayment date for the $5.0 million earnout was extended until December 2017.

•	In June 2015, we obtained an asset-based working capital loan that provides for future borrowings up to $6.0 million to fund working capital needs. As of June 30, 2015, no amounts had been borrowed under this Revolving Loan Agreement.

•	We completed favorable settlements with former executives, suppliers and service providers which resulted in some payments being eliminated and others were deferred over an extended period.

•	We added key employees to address needs in the accounting and information technology functions.

While substantial doubt remains, we believe the financing actions taken in the first six months of 2015 represent a significant step in the improvement of our liquidity and capital resources. Our strategic plans are now keenly focused on profitable growth and improving cash flows from operating activities through initiatives that are designed to improve efficiency and lower costs. Specifically, our strategic plans include (i) establish VIP as an international premium brand, (ii) utilize FIN and Vapestick as traditional retail brands, (iii) expand profitably into non-traditional channels, (iv) to strengthen the organizational talent base, (v) become a low-cost provider, and (vi) improve working capital.

We expect to generate improved financial performance to continue operations in the normal course of business, but there can be no assurance that the actions taken to date are sufficient and that the execution of our strategic plans will be successful. Our consolidated financial statements do not include any adjustments relating to the recoverability and valuation of assets or the amounts and classification of liabilities if we are unable to continue as a going concern.

Comparison of Cash Flows for the Six Months Ended June 30, 2015 and 2014

Operating Cash Flows

We used cash in our operating activities of $4.1 million for the six months ended June 30, 2015 compared to $10.9 million for the six months ended June 30, 2014, an improvement of $6.8 million. The primary factors contributing to improved operating cash flows was a reduction in our operating losses and improved working capital management for the six months ended June 30, 2015.

Investing Cash Flows

We used cash in our investing activities of $0.9 million for the six months ended June 30, 2015 compared to $21.3 million for the six months ended June 30, 2014, an improvement of $20.4 million. The primary use of investing cash flow for the six months ended June 30, 2014 was the cash component of business combinations of $21.2 million. For the six months ended June 30, 2015, we did not make any business combinations and our primary use of investing cash flow was $1.3 million for retail kiosks, computer equipment and leasehold improvements associated with an expansion of our business in the United Kingdom. During the six months ended June 30, 2015 our investing cash inflows consisted solely of the net proceeds of $0.5 million from the sale of real estate.

Financing Cash Flows

Cash provided by our financing activities was $4.8 million for the six months ended June 30, 2015 compared to $35.5 million for the six months ended June 30, 2014, a decrease of $30.7 million. For the six months ended June 30, 2015, our primary source of financing cash flows consisted of the aggregate net proceeds from borrowings of $12.2 million. The primary use of financing cash flows for the six months ended June 30, 2015 consisted of principal payments on debt obligations of $7.4 million and payments for debt issuance costs of $0.1 million related to our Revolving Loan Agreement with ExWorks. We also had significant noncash financing activities during the six months ended June 30, 2015, whereby $42.1 million of new borrowings were utilized to repay previous debt financings, accrued interest and prepayment fees.

For the six months ended June 30, 2014, our primary source of financing cash flows was the aggregate net proceeds from debt financings of $55.3 million. These borrowings were primarily obtained to finance a portion of the acquisition cost related to business combinations and to refinance debt. Other sources of financing cash flows for the six months ended June 30, 2014 consisted of net proceeds from the issuance of common stock of $3.2 million and proceeds from the exercise of stock options of $0.1 million. For the six months ended June 30, 2014, our primary use of financing cash flows was $19.2 million for principal payments to repay debt obligations. Other uses of financing cash flows consisted of $3.4 million of payments for debt issuance costs and $0.4 million for the repayment of related party advances.

Outstanding Debt and Equity Securities

For a discussion of the Company’s outstanding debt and equity securities, please see the tables and related discussions in Note 7. Debt Financing and Note 8. Warrants and Embedded Derivatives to the Financial Statements included in Item 1. A discussion of key financings that occurred during the three months ended June 30, 2015 is below.

Credit Agreements

Overview. On April 27, 2015, the Company, entered into (i) a Credit Agreement (the “Lead Lender Credit Agreement”) with an institutional investor (the “Lead Lender”) and (ii) a Credit Agreement (the “Additional Lender Credit Agreement”, and together with the Lead Lender Credit Agreement, the “Credit Agreements”) with various other lenders (the “Additional Lenders” and together with the Lead Lender, the “Lenders”) on substantially identical terms, pursuant to which the Lenders made term loans (“Term Loans”) to the Company in the aggregate principal amount of $41.2 million (the “First Tranche”). On June 26, 2015, the Company and the Lead Lender entered into Amendment No.1 to Credit Agreement (the “Amendment”) pursuant to which the Company and the Lead Lender amended the Lead Lender Credit Agreement to, among other things, increase the aggregate principal amount of the Term Loan made by the Lead Lender by $6.0 million and provide for a second closing (the “Second Tranche”).

Maturity and Interest. The First Tranche of Term Loans mature on April 27, 2018 and the Second Tranche of Term Loans mature on June 26, 2018 (the “Maturity Date”) and bear interest on the outstanding principal balance at the rate of 12% per annum and are evidenced by Term Notes (the “Term Notes”). Commencing on the last business day of October 2016, the Company is required to repay $0.7 million of the principal of the Lead Lender’s Term Loan, as amended, and $0.1 million of the aggregate principal of the Additional Lenders’ Term Loan, on the last business day of each month prior to the Maturity Date. All Term Loans not previously paid shall be due and payable, together with accrued and unpaid interest thereon. The Credit Agreements are secured by a first priority security interest in all of the present and future assets of the Company. In addition, the Company pledged all of its equity interests in its subsidiaries as security for its obligations under the Credit Agreements.

Representations and Warranties; Events of Defaults. The Credit Agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, enter into sale and leaseback transactions, merge or consolidate, dispose of property or assets, make investments or loans, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, engage in any business other than its current business, undergo a change of control, or issue equity interests, in each case subject to customary exceptions. In addition, the Credit Agreement contains customary events of default that entitle the Lenders to cause any or all of the Company’s indebtedness under the Credit Agreements to become immediately due and payable. The events of default include, among others, non-payment, inaccuracy of representations and warranties, covenant defaults by the Company or any subsidiary, commencement or filing of a petition for relief under any federal or state bankruptcy, insolvency or receivership law or the appointment of a receiver or trustee for the assets of the Company or any subsidiary, or entry of one or more judgments against the Company (i) in excess of $1.0 million or (ii) for injunctive relief and has resulted or could result in a material adverse effect (as defined in the Credit Agreements). Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 2% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Credit Agreements.

Prepayment. Commencing on April 27, 2017, at the Company’s option, the Company may prepay the outstanding principal balance of the Term Loans in whole or in part, subject to a 4% prepayment premium. All prepayments are to be accompanied by accrued and unpaid interest on the principal amount to be prepaid.

Guarantee and Collateral Agreements. The obligations of the Company under the Credit Agreements are guaranteed by FIN, Hardwire, VCIG, Victory, Vapestick, VIP and UK Holding, each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to (i) a Guarantee and Collateral Agreement entered into on April 27, 2015, among the Loan Parties and the Lead Lender (the “Lead Lender Guarantee and Collateral Agreement”) and (ii) a Guarantee and Collateral Agreement entered into on April 27, 2015, among the Loan Parties and the agent (the “Agent”) for the Additional Lenders (the “Additional Lenders Guarantee and Collateral Agreement” and together with the Lead Lender Guarantee and Collateral Agreement, the “Guarantee and Collateral Agreements”). The Credit Agreements are collateralized against substantially all of the Company’s assets. Subject to certain exceptions and qualifications contained in the Credit Agreements, the Company is required to cause any newly created or acquired subsidiary to guarantee the obligations of the Company under the Credit Agreements and become a party to the Guarantee and Collateral Agreements.

Intercreditor Agreements. In connection with the closing of the Credit Agreements, on April 27, 2015, the Company, Lenders, and the holders of the Company’s 15% Convertible Notes entered into an intercreditor agreement (the “15% Noteholder Intercreditor Agreement”), the Company, the Lead Lender and the Additional Lenders entered in an intercreditor agreement (the “Co-Lender Intercreditor Agreement,”) and the Company, the Lead Lender and the former shareholders of VIP entered in an intercreditor agreement (the “VIP Intercreditor Agreement” and together with the 15% Noteholder Intercreditor Agreement and the Co-Lender Creditor Agreement, the “Intercreditor Agreements”). The Intercreditor Agreements govern the relative priorities (and certain other rights) of the Lead Lender, the Additional Lenders, the former shareholders of VIP and the holders of the Company’s 15% Convertible Notes pursuant to the respective security agreements that each have entered into with the Loan Parties.

Warrants. As additional consideration for the Lenders agreeing to enter into the Credit Agreements, the Company granted the Lenders warrants to purchase an aggregate of 176,198,571 shares of Common Stock in conjunction with the closing of the First Tranche (the “First Tranche Warrants”) and 30,000,000 shares of Common Stock in conjunction with the closing of the Second Tranche (the “Second Tranche Warrants,” and, together with the First Tranche Warrants the “Warrants”). The Warrants are exercisable for a period of seven years from the original issue date, and have an exercise price of $0.45 per share, subject to equitable adjustment as set forth therein. The number of First Tranche Warrants is subject to increase if the number of shares of Common Stock issuable upon exercise of the First Tranche Warrants is less than a stated percentage of the fully-diluted capitalization of the Company as of the original issue date of the First Tranche Warrants.

Registration Rights. The Company agreed to register all of the shares of Common Stock issuable upon exercise of the Warrants on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC within 45 calendar days following request to do so by the Lead Lender (the “Filing Date”), and to cause the Registration Statement to be declared effective under the Securities Act of 1933, as amended, (the “Securities Act”) within 90 days following the Filing Date (the “Effectiveness Date”).

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements for the six months ended June 30, 2015.

Critical Accounting Policies

Revenue Recognition

Net sales are recognized upon shipment to the customer, when title and risk of loss has passed and collection is reasonably assured. Payments received by us in advance are recorded as deferred net sales until the merchandise has shipped to the customer.

A significant area of judgment affecting reported net sales and net income is estimating sales return reserves, which represent that portion of gross net sales not expected to be realized. A customer can contractually return products during a certain period of time. In determining estimates of returns, we analyze historical trends, seasonal results and current economic or market conditions. The actual amount of sales returns subsequently realized may fluctuate from estimates due to several factors, including, merchandise mix, actual or perceived quality, differences between the actual product and its presentation in the website, timeliness of delivery and competitive offerings. We track sales return experience, compile customer feedback to identify any pervasive issues, reassess the marketplace, compare our findings to previous estimates and adjust the sales return provision accordingly.

Valuation of Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We review goodwill for impairment at the reporting unit level annually as of November 1 or, when events or circumstances dictate, more frequently. For purposes of goodwill impairment reasons our reporting units are Vapestick, FIN, VIP and GEC. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount, and if necessary, a two-step goodwill impairment test. Factors to consider when performing the qualitative assessment include general economic conditions, limitations on accessing capital, changes in forecasted operating results and fluctuations in foreign exchange rates. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the two-step goodwill impairment test, the fair value of the reporting unit is determined and compared to the carrying value of the net assets allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when events and circumstances indicate that there may be impairment. When events or changes in circumstances indicate that our long-lived assets may not be recoverable, the carrying value of these long lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value attributable to the assets. If an asset’s carrying value is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.

Stock-Based Compensation

We award stock-based compensation as an incentive for employees to contribute to our long-term success. We account for employee stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). Compensation cost is measured based on the fair value of the equity or liability instruments issued on the date of grant. Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards and our expected common stock price volatility. The assumptions used in calculating the fair value of stock compensation awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. ASC 718 covers a wide range of share-based compensation arrangements, including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans.

We account for stock-based compensation awards issued to non-employees for services at either the fair value of the services or the fair value of the instruments issued in exchange for such services (based on the same methodology described for employee stock based compensation), whichever is more readily determinable.

Income Taxes

Prior to the conversion to a taxable corporation on March 8, 2013, the Company was a pass-through entity for income tax purposes. We file income tax returns in the United States, which are subject to examination by the tax authorities in that jurisdiction, generally for three years after the filing date. We are also subject to state and local income taxes, and U.K. income taxes that are reflected in our consolidated financial statements. Deferred income taxes are provided under the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

During 2014 we completed the acquisitions of FIN, Vapestick, VIP and GEC. Certain measurement-period adjustments were made with respect to certain deferred tax liabilities that were identified to exist on the acquisition date for each of these acquisitions. As a result, deferred tax liabilities have been recorded for the identifiable intangibles acquired in these acquisitions as the amounts are non-deductible for income tax.

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

For the six months ended June 30, 2015, there was no change to our total gross unrecognized tax benefit. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting. We evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods including market, income and cost approaches. Based on these approaches, we often utilize certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, we are required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

We have various processes and controls in place to ensure that fair value is reasonably estimated. A model validation policy governs the use and control of valuation models used to estimate fair value. We perform due diligence procedures over third-party pricing service providers in order to support their use in the valuation process. Where market information is not available to support internal valuations, independent reviews of the valuations are performed and any material exposures are evaluated through a management review process.

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

When the fair value is determined to be reasonable and the fair value of the consideration we issue exceeds the proceeds, greater value has been given by us than received in the associated transactions. This dynamic occurred in certain of our financings in both 2015 and 2014. From a purely financial perspective, the theoretical value of a security does not take into account the speed of execution that is necessary to accomplish the goal of financing a specific acquisition. When we identify specific strategic targets where the identification of the target and the consummation of the transaction encompass a very compressed timeline the mechanics of an “orderly market” are not always present. We accepted reduced consideration in certain financings due to the need to execute quickly and the accompanying need to be more aggressive in accepting terms. It is our view that the strategic advantage of acquiring our identified targets in this quickly developing market outweighed the discount on the proceeds we received.

Embedded Derivatives

From time to time we issue financial instruments such as debt in which a derivative instrument is “embedded.” Upon issuing the financial instrument, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value, with changes in fair value recorded in the income statement.

Several embedded features that required bifurcation and separate accounting were identified in connection with certain of the convertible notes issued in 2014 and we determined these should be bundled together as a single, compound embedded derivative, bifurcated from the host contract, and accounted for at fair value, with changes in fair value being recorded in the consolidated statements of operations and comprehensive income. The embedded derivatives included the conversion options, the mandatory default amounts, the prepayment clauses found in some or all of those notes, end other features such as put rights optimal redemptions. The three embedded features were evaluated together as a single compound derivative to determine the fair value of the derivative using a binomial pricing model. The binomial pricing model takes into account probability-weighted scenarios with regard to the likelihood of changes to the conversion price. The inputs to the model require us to make certain significant assumptions and represent our best estimate at the valuation date. The probabilities were determined based on a management review, and input from external advisors, on the expected likelihood as of the valuation date of a financing transaction that could trigger an additional reset.

The key sensitivities of the binomial model include: the fair value of the common stock, in which we utilized the actual trading price less a discount for lack of marketability due to the thinly traded nature of the stock; the expected volatility of the common stock, which was determined through the analysis of publicly traded guideline companies historic volatilities; and the risk free interest rate, which is based on current market rates and the expected term. Any change on one of the above would have an impact on the concluded value for the embedded derivatives.

Warrant Liability

We utilize a binomial model to derive the estimated fair value of those of its warrants that are considered to be liabilities. Key inputs into the model include the fair value of the common stock, in which we utilized the actual trading price less a discount for lack of marketability due to the thinly traded nature of the stock, the expected volatility of the stock price, and a risk-free interest rate. Any significant changes to these inputs would have a significant impact to the fair value.

The changes in fair value of the warrants are measured at each reporting date and recognized in earnings and classified commensurate with the purpose of issuance. Changes in the fair value of warrants issued a) for services performed are considered an operating expense and b) in connection with debt are classified as other (income) expense. See further discussion in Note 8 to our Unaudited Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. We are currently assessing the future impact of ASU No. 2014-08 on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for us on January 1, 2018, and early application is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity ”. ASU 2014-16 does not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current U.S. GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. The standard will be effective for our interim periods beginning on January 1, 2016. We are evaluating ASU 2014-16 to determine if this guidance will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU No. 2014-15) that will require us to evaluate whether there are conditions and events that raise substantial doubt about our ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. We will be required to provide certain footnote disclosures if we conclude that substantial doubt exists or when our plans alleviate substantial doubt about our ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. We are currently evaluating the impact of this ASU on our financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, which requires the presentation of debt issuance costs as a direct deduction from the carrying amount of the related debt liabilities. We do not expect ASU 2015-03 to have a material impact on our results of operations, however, adoption will result in the elimination of debt issuance costs as an asset and a corresponding reduction in the carrying amount of our debt financings applied retrospectively to all periods. We are required to adopt this ASU for annual and interim financial statements issued for the year ending December 31, 2016.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three and six months ended June 30, 2015 and 2014. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase our costs, including inventory acquisition and distribution costs, compensation and benefits, professional fees, and most other operating expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risks

Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our credit risk profile has the most significant impact on our costs of debt financing arrangements, but our future income, cash flows and fair values of financial instruments are also heavily dependent upon prevailing market interest rates

Interest Rate Risks

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. All of our debt instruments provide for a stated rate of interest that is fixed as of June 30, 2015, which results in a weighted average rate of 10.5% as of June 30, 2015. If the stated rate of interest on all of our debt financing obligations outstanding at June 30, 2015 were subsequently renegotiated to a weighted average rate that was 1.0% lower or higher, the impact on our interest expense would be a decrease or increase in our annual interest expense of $0.8 million.

Foreign Exchange Risk

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

During the quarter ended June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the identification of multiple and significant control deficiencies that, in aggregate, constitute material weaknesses in our internal control described below, we concluded that as of June 30, 2015, our disclosure controls and procedures were not effective.

The material weaknesses in our internal control over financial reporting identified at the end of the quarter ended June 30, 2015, resulted from deficiencies in our financial reporting infrastructure and an absence of procedures and controls with regard to account reconciliations, journal entries and intercompany accounts. Upon completion of our acquisitions which occurred in 2014, we lacked the requisite personnel necessary to support our accounting operations as we integrated the systems from the companies we acquired. Although we have made progress in remediating these material weaknesses and because many of the remedial actions we have undertaken are recent and still in process, the material weaknesses previously disclosed on our Annual Report on Form 10-K have not been eliminated as of June 30, 2015.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may become involved legal proceedings, lawsuits, claims and regulations in the ordinary course of our business. Other than as disclosed in our Annual Report on Form 10-K filed with the SEC on April 1, 2015, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. Other than as disclosed in our Annual Report on Form 10-K filed with the SEC on April 1, 2015, as amended, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on our financial condition or results of operations.

Item 1A.   Risk Factors.

There have been no changes that constitute a material change from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K filed on April 1, 2015, as amended.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 7, 2015, April 9, 2015, April 14, 2015, April 15, 2015 and April 21, 2015 the Company exchanged $1,243,750 aggregate principal amount of 15% Notes with an accredited investor for $1,455,659 principal amount of 5% Original Issue Discount Convertible Promissory Notes.

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

On April 27, 2015, the Company issued Man FinCo 19,666,667 shares of its common stock in consideration of Man FinCo’s agreement to cancel their option to purchase an additional $40,000,000 of shares of common stock of the Company as well as Man FinCo’s entering into the Credit Agreement.

The sale and the issuance of the shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Regulation S promulgated under the Securities Act.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit
Number	Description

4.1	Form of 10% Exchange Convertible Notes
10.1	Form of Share Exchange Agreement for 10% Exchange Convertible Note
10.2	Intercreditor Agreement entered into between the Company, the Lenders and holders of the 15% Convertible Notes, dated April 27, 2015
10.3	Intercreditor Agreement entered into between the Company, the Lenders and the Additional Lenders, dated April 27, 2015
10.4	Intercreditor Agreement entered into between the Company, the Lenders and the former shareholders of VIP, dated April 27, 2015
10.5	Securities Purchase Agreement entered into with Man FinCo dated April 27, 2015
10.6	Second Deed of Variation in respect of Share Purchase Agreement dated April 22, 2014 and Loan Note instrument dated April 22, 2014 entered into with the MHL Shareholders dated April 27, 2015
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Date: August 10, 2015	By:	/s/ Daniel J. O’Neill
Daniel J. O’Neill
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 10, 2015		/s/ Philip Anderson
Philip Anderson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
4.1	Form of 10% Exchange Convertible Notes
10.1	Form of Share Exchange Agreement for 10% Exchange Convertible Note
10.2	Intercreditor Agreement entered into between the Company, the Lenders and holders of the 15% Convertible Notes, dated April 27, 2015
10.3	Intercreditor Agreement entered into between the Company, the Lenders and the Additional Lenders, dated April 27, 2015
10.4	Intercreditor Agreement entered into between the Company, the Lenders and the former shareholders of VIP, dated April 27, 2015
10.5	Securities Purchase Agreement entered into with Man FinCo dated April 27, 2015
10.6	Second Deed of Variation in respect of Share Purchase Agreement dated April 22, 2014 and Loan Note instrument dated April 22, 2014 entered into with the MHL Shareholders dated April 27, 2015
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

