Form 10-Q
period 2015-09-30
Electronic Cigarettes International Group, Ltd.
filed 2015-11-09
CIK 1398702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2015

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___________________ to _______________________

Commission File Number 000-52745

Electronic Cigarettes International Group, Ltd.

(Exact name of registrant as specified in its charter)

Nevada	98-0534859
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1707 Cole Boulevard, Suite 350, Golden, Colorado	80401
(Address of Principal Executive Offices)	(Zip Code)

(720) 575-4222

(Registrant's Telephone Number, Including Area Code)

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

☐ Yes ☒ No

As of November 6, 2015, the Registrant had 73,985,404 shares of common stock issued and outstanding.

Electronic Cigarettes International Group, Ltd.

Table of Contents

Page
Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Unaudited condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014	1
Unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014	2
Unaudited condensed consolidated statement of changes in stockholders’ deficit for the nine months ended September 30, 2015	3
Unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014	4
Notes to unaudited condensed consolidated financial statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	51

Item 4 - Controls and Procedures	52

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings	53

Item 1A – Risk Factors	53

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3 - Defaults upon Senior Securities	53

Item 4 – Mine Safety Disclosures	53

Item 5 - Other Information	53

Item 6 – Exhibits	54

Signatures	55

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Per Share Amounts)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and equivalents	$644	$2,099
Accounts receivable, net of allowance for bad debts of $303 and $262, respectively	3,879	4,091
Inventories	4,601	6,651
Prepaid expenses and other	3,128	5,790

Total current assets	12,252	18,631

Other assets:
Goodwill	55,998	56,658
Identifiable intangible assets, net	47,172	54,693
Property and equipment, net	2,021	1,849
Debt issuance costs and other	352	-

Total assets	$117,795	$131,831

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of debt financing	$28,592	$58,321
Accounts payable	8,879	10,599
Accrued interest and other	7,611	8,391
Earnout payable under VIP acquisition agreement	-	5,000
Current portion of warrant and derivative liabilities	1,299	82,426

Total current liabilities	46,381	164,737

Long-term liabilities:
Debt financing, net of current maturities	52,366	-
Warrant and derivative liabilities, net of current portion	48,317	81,563
Deferred income taxes	5,002	5,413

Total liabilities	152,066	251,713

Commitments and contingencies (Notes 11 and 15)

Stockholders' deficit:
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 73,149,084 and 12,051,762 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	73	12
Additional paid-in capital	387,655	284,328
Accumulated deficit	(418,358)	(402,868)
Accumulated other comprehensive loss	(3,641)	(1,354)

Total stockholders' deficit	(34,271)	(119,882)

Total liabilities and stockholders' deficit	$117,795	$131,831

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2015	2014	2015	2014

Net sales	$15,401	$15,902	$38,505	$31,328
Cost of goods sold	6,096	13,611	17,147	20,829

Gross profit	9,305	2,291	21,358	10,499

Operating expenses:
Selling, general and administrative:
Marketing and selling	3,495	3,281	9,810	9,524
Compensation and benefits:
Salaries, wages and benefits	2,733	3,198	7,954	5,194
Stock-based compensation	(61)	3,564	12,235	3,705
Professional fees and administrative	4,793	6,212	12,303	14,293
Depreciation and amortization	2,396	3,172	7,020	6,558
Severance	74	-	725	-
Offering expenses	-	397	-	4,921
Acquisition expenses	-	272	-	6,272
Related party advisory agreement	-	(38,688)	-	14,817
Loss on impairment of goodwill	-	-	-	8,966

Total operating expenses	13,430	(18,592)	50,047	74,250

Income (loss) from operations	(4,125)	20,883	(28,689)	(63,751)

Other income (expense):
Warrant fair value adjustment	18,637	13,868	98,898	26,324
Derivative fair value adjustment	495	20,535	60,749	24,748
Loss on extinguishment of debt	(334)	(3,794)	(70,690)	(3,794)
Gain on extinguishment of warrants	-	-	49,782	-
Interest expense	(3,809)	(6,321)	(57,027)	(18,168)
Debt financing inducement expense	(1,331)	-	(67,765)	(29,216)

Total other income (expense), net	13,658	24,288	13,947	(106)

Income (loss) before income taxes	9,533	45,171	(14,742)	(63,857)

Income tax benefit (expense)	(304)	(3,756)	(748)	20,781

Net income (loss)	9,229	41,415	(15,490)	(43,076)

Other comprehensive loss:
Foreign currency translation loss	(2,283)	(4,383)	(2,287)	(1,519)

Comprehensive income (loss)	$6,946	$37,032	$(17,777)	$(44,595)

Net income (loss) per common share:
Basic	$0.13	$7.65	$(0.30)	$(8.87)
Diluted	$0.09	$6.19	$(0.30)	$(8.87)

Weighted average number of shares outstanding:
Basic	71,510,551	5,415,000	51,170,881	4,855,003
Diluted	113,361,455	6,694,902	51,170,881	4,855,003

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2015

(Dollars in Thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balances, December 31, 2014	12,051,762	$12	$284,328	$(402,868)	$(1,354)	$(119,882)

Issuance of common stock for:
Conversion of notes payable	18,867,989	19	14,639	-	-	14,658
Exercise of common stock warrants	22,192,373	22	24,612	-	-	24,634
Professional services and settlement of liabilities	364,775	-	138	-	-	138
Cancelation of derivatives	19,666,667	20	7,473	-	-	7,493
Vesting of restricted stock award	22,223	-	-	-	-	-
Other	2,795	-	-	-	-	-
Return of common shares in settlement agreement	(19,500)	-	-	-	-	-
Cancelation of related party warrants	-	-	44,230	-	-	44,230
Stock-based compensation	-	-	12,235	-	-	12,235
Foreign currency translation loss	-	-	-	-	(2,287)	(2,287)
Net loss	-	-	-	(15,490)	-	(15,490)

Balances, September 30, 2015	73,149,084	$73	$387,655	$(418,358)	$(3,641)	$(34,271)

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands)

	2015	2014

Cash Flows from Operating Activities:
Net loss	$(15,490)	$(43,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,020	7,446
Deferred income tax benefit	(411)	(24,230)
Stock-based compensation	12,235	3,705
Issuance of common stock for services and cancellation of derivatives	9,351	-
Debt financing inducement expense	67,765	29,216
Warrant fair value adjustment	(98,898)	(36,944)
Derivative fair value adjustment	(60,749)	(24,748)
Loss on extinguishment of debt	70,690	3,794
Gain on extinguishment of warrants	(49,782)	-
Related party advisory agreement	-	13,895
Amortization of debt discount	23,821	9,671
Impairment of goodwill	-	8,966
Warrants issued for interest	24,445	9,285
Changes in operating assets and liabilities, net of effects of business combinations in 2014:
Decrease (increase) in:
Accounts receivable, net	212	(329)
Inventories	2,050	7,922
Prepaid expenses and other	2,749	(3,365)
Increase (decrease) in accounts payable and accrued expenses	(1,523)	13,589
Net Cash Used In Operating Activities	(6,515)	(25,203)

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired	-	(25,935)
Proceeds from sale of property and equipment	578	-
Payments for property and equipment	(1,483)	(635)
Net Cash Used In Investing Activities	(905)	(26,570)

Cash Flows from Financing Activities:
Proceeds from debt financings	17,609	61,225
Principal payments under debt financings	(10,936)	(31,982)
Payments for debt issuance costs	(109)	(4,289)
Repayment of related party advances	-	(448)
Proceeds from issuance of common stock	-	30,551
Increase in restricted cash	-	(3,047)
Proceeds from exercise of stock options	22	3,256
Net Cash Provided By Financing Activities	6,586	55,266
Impact of changes in foreign exchange rates	(621)	(1,242)
Net increase (decrease) in cash and equivalents	(1,455)	2,251

Cash and Equivalents:
Beginning of period	2,099	2,082
End of period	$644	$4,333

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows, Continued

For the Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands)

	2015	2014

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$770	$20,288
Cash paid for income taxes	$849	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Fair value of derivatives issued in debt and equity financings	$156,527	$18,771
Settlement and rollover of debt financings, accrued interest and prepayment penalties in new borrowings	$43,328	$-
Issuance of common stock for settlement of convertible note payable	$14,658	$200
Issuance of common stock for settlement of other liabilities	$-	$6,300
Revolver borrowings to settle debt issuance costs	$160	$-
Accrued liability for debt issuance costs	$150	$-
Issuance of common stock in business combinations	$-	$191,775
Acquisition of trademark for shares of common stock	$-	$135
Mortgage financing in connection with purchase of real estate	$-	$431
Conversion of notes payable for shares of common stock	$-	$2,077

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. Our financial condition as of September 30, 2015, and operating results for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2015.

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

Reclassifications

Certain reclassifications have been made to prior period amounts and balances in order to conform to the current period presentation. These reclassifications had no impact on working capital, net income (loss), stockholders’ deficit or cash flows as previously reported.

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09, as amended, is effective for the Company on January 1, 2018, with early adoption permitted as of January 1, 2017. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity ”. ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. The standard will be effective for our interim periods beginning on January 1, 2016. The Company is evaluating ASU 2014-16 to determine if this guidance will have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU No. 2014-15) that will require management on both an interim and annual basis to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017 with early implementation permitted. The Company is currently evaluating the impact of this ASU on its financial statements, and if it will elect an early implementation as of December 31, 2015.

In January 2015, the FASB issued ASU 2015-01, “Income Statement—Extraordinary and Unusual Items”, that will simplify income statement classification by removing the concept of extraordinary items from GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net of tax presentation (and corresponding earnings per share impact) will no longer be allowed. The standard is effective for periods beginning after December 15, 2015 with early adoption permitted as of the beginning of the fiscal year of adoption. The Company adopted this standard as of January 1, 2015.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation: Amendments to the Consolidation Analysis”. The new standard is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The new guidance must be adopted for interim and annual financial statements issued for the year ending December 31, 2016. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest”, which requires the presentation of debt issuance costs as a direct deduction from the carrying amount of the related debt liabilities. The Company does not expect ASU 2015-03 to have a material impact on the Company’s results of operations, however, adoption will result in the elimination of debt issuance costs as an asset and a corresponding reduction in the carrying amount of the Company’s debt financings applied retrospectively to all periods. The new guidance must be adopted for interim and annual financial statements issued for the year ending December 31, 2016.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory: Simplifying the Measurement of Inventory”, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  ASU No. 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for the Company for interim and annual financial statements issued for the year ending December 31, 2016, with early adoption permitted. The Company does not believe the implementation of this standard will result in a material impact to its consolidated financial statements.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

In August 2015, the FASB issued ASU No. 2015-15, “Interest-Imputation of Interest”, which given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, this standard permits the deferral and presentation of debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not believe the implementation of this standard will result in a material impact to its consolidated financial statements.

3.           LIQUIDITY

The Company used cash in its operating activities of $6,515 for the nine months ended September 30, 2015. As of September 30, 2015, the Company has a working capital deficit of $34,129 and an accumulated deficit of $418,358. The Company incurred a loss from operations of $28,689 for the nine months ended September 30, 2015 and $215,167 for the year ended December 31, 2014. While these operating losses include significant noncash charges for items such as impairment of long-lived assets, advisory agreement warrants and stock-based compensation, the Company also incurred significant cash-based expenses related to four business combinations completed in 2014 and an aborted public offering of the Company’s common stock during the fourth quarter of 2014. The pace of the acquisitions in 2014 resulted in unanticipated difficulties in fully integrating the newly acquired business units, resulting in inefficiencies that contributed to the Company’s operating losses. On September 30, 2015, the Company entered into a Forbearance Agreement with a major term loan lender since the Company did not have adequate capital resources to satisfy the cash payment of $1,251 of accrued interest.

Over the past two fiscal years, the Company has relied on debt and equity financings to fund its acquisitions and negative operating cash flows. As of September 30, 2015, convertible debt in the aggregate principal balance of $24,734 matures during the 12 months ending September 30, 2016. If the market price of the Company’s common stock does not increase above the conversion prices that range between $0.45 and $0.75 per share, the conversion options will not be exercised and the Company will be required to make cash payments to retire the maturing principal and accrued interest. Even if the market price of the Company’s common stock is higher than the conversion price, there is no assurance that holders will convert which would require the Company to pay cash. As a result of these and other factors, the Company’s capital resources may be insufficient to enable the execution of its global business plan in the near term. These and other conditions create ongoing substantial doubt about the Company’s ability to meet its financial obligations and to continue operating as a going concern in the normal course of business.

During the period from January 1, 2015 through October 30, 2015, the Company completed the following actions to improve liquidity and operating results:

•	As discussed in Note 17, on October 30, 2015 the Company obtained additional Term Debt Financing for $18,000. The loan proceeds were used for (i) repayment of convertible debt (including accrued interest and prepayment penalties) for $5,272, (ii) repayment of all amounts outstanding under the ExWorks Revolving Loan Agreement for $4,538, (iii) settlement of delinquent trade payables and costs of the financing for $4,074, and (iv) repayment of $500 on the VIP Promissory Notes. The remaining $3,616 is available for working capital and other general corporate purposes.

•	Term debt financing in the aggregate original principal amount of $47,214 was obtained in the second quarter of 2015. This financing enabled the repayment or restructuring of debt that had been in default as of December 31, 2014, and the renegotiation with lenders to eliminate some of the highly dilutive features contained in previous debt instruments and warrants.

•	15% Notes for $19,457 in principal were restructured in the first quarter of 2015 to reduce the interest rate from 15.0% to 8.0% and the maturity date was extended for 18 months until July and August of 2016.

•	As of December 31, 2014, the Company owed an aggregate of $11,000 for the VIP Promissory Notes and $5,000 for a related earnout payment. The term debt financing enabled the April 2015 repayment of $8,000 of the VIP Promissory Notes and deferral of the repayment date for the $5,000 earnout until December 2017.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

•	In June 2015, the Company obtained an asset-based working capital loan that provides for future borrowings up to $6,000 to fund working capital needs. As of September 30, 2015, borrowings under this Revolving Loan Agreement amounted to $2,788 and the Company had unused borrowing availability of $2,076.

•	During each of the first three quarters of 2015, the Company completed favorable settlements with former executives, and certain current and former suppliers and service providers, which resulted in some payments being eliminated and others were deferred over an extended period.

•	Added key employees to address needs in the accounting and information technology functions.

While significant uncertainty about our ability to continue as a going concern remains, management’s plans are now keenly focused on profitable growth and improving cash flows from operating activities through the following key initiatives designed to improve efficiency and lower costs:

•	Establish Must Have Limited (“VIP”) as an international premium brand
•	Utilize FIN Electronic Cigarette Corporation, Inc. (“FIN”) and Vapestick Holdings Limited (“Vapestick”) as traditional retail brands
•	Expand profitably into non-traditional channels
•	Strengthen the organizational talent base
•	Become a low-cost provider
•	Improve working capital

Management believes the actions outlined above represent significant progress to improve liquidity and position the Company for profitable growth. In combination with the successful execution of management’s plans to further improve efficiency and lower costs, management believes adequate capital resources exist to carry out planned activities through the second quarter of 2016. If the market price of the Company’s common stock does not increase sufficiently to incentivize conversion of $19,457 of outstanding convertible debt that matures by the third quarter of 2016, the Company will be required to seek additional financing or renegotiate an extended due date, of which there can be no assurance that either tactic will be successful. Also, additional financing may be necessary if the Company is unsuccessful in its defense of ongoing patent infringement litigation discussed in Note 15.

While management believes the Company will generate adequate cash flows to continue operations in the normal course of business for the reasonably foreseeable future, there can be no assurance that it will ultimately be able to do so. These consolidated financial statements do not include any adjustments for the recoverability and valuation of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

4.           ACQUISITIONS

During the nine months ended September 30, 2014, the Company completed four business combinations, as follows:

	Date of	Fair Value of
Business Acquired	Acquisition	Consideration

Vapestick	January 9, 2014	$54,779
FIN	February 28, 2014	133,600
VIP	April 22, 2014	51,922
Global E-Commerce (“GEC”) (1)	July 16, 2014	23,675

Total fair value of consideration		$263,976

 __________________

(1)	In July 2014, the Company completed the acquisition of its GEC division from Hardwire Interactive Inc. (“Hardwire”).

The results of operations for these business combinations are included in the accompanying consolidated statements of operations beginning on the respective closing date for each acquisition. The following operating results related to these acquisitions are included in the Company’s consolidated results of operations for the three months and nine months ended September 30, 2014:

	Three Months		Nine Months
Reporting Unit	Net Sales	Net Loss	Net Sales	Net Loss

Vapestick	$1,587	$(323)	$4,825	$(1,947)
FIN	3,955	(4,925)	8,555	(20,326)
VIP	7,966	3,337	14,777	(253)
GEC	2,206	(51)	2,206	(51)

Totals	$15,714	$(1,962)	$30,363	$(22,577)

The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to each of these acquisitions and the related financing activities as if each had occurred on January 1, 2014. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations. The following table summarizes on an unaudited pro forma basis the Company’s results of operations for the three and nine months ended September 30, 2014:

	Three	Nine
	Months	Months

Net sales	$15,902	$46,380

Net income (loss)	$67,761	$(19,980)

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

5.           GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

Goodwill consists of the following by reporting unit:

	September 30,	December 31,
Reporting Unit	2015	2014

FIN	$16,586	$ 16,586	(1)
VIP	15,858	16,129
Vapestick	15,483	15,872	(1)
GEC	8,071	8,071

Total	$55,998	$56,658

(1)	The Company’s cost basis was adjusted as of December 31, 2014 due to impairment charges.

Goodwill decreased by $660 between December 31, 2014 and September 30, 2015 due to foreign exchange translation adjustments associated with the VIP and Vapestick acquisitions.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

Identifiable Intangible Assets.

Identifiable intangible assets consist of the following:

	Life (Years)		September 30, 2015			December 31, 2014
		Weighted		Accumulated	Net Book		Accumulated	Net Book
	Range	Average	Cost	Amortization	Value	Cost (1)	Amortization	Value

Customer relationships	2-10	8.2	$33,901	$(11,360)	$22,541	$34,761	$(7,103)	$27,658
Trade names	10-15	12.6	27,557	(4,132)	23,425	28,168	(2,548)	25,620
Internet domains and websites	10	10.0	1,116	(161)	955	1,142	(83)	1,059
Non-compete agreements	3	3.0	420	(169)	251	420	(64)	356

Total			$62,994	$(15,822)	$47,172	$64,491	$(9,798)	$54,693

(1)	The Company’s cost basis for certain identifiable intangible assets was adjusted as of December 31, 2014 as a result of the Company’s impairment evaluation. Accordingly, effective January 1, 2015 amortization expense was computed based on the newly established cost basis over the remaining estimated useful lives.

Amortization expense related to identifiable intangible assets amounted to $2,071 and $2,923 for the three months ended September 30, 2015 and 2014, respectively. Amortization expense related to identifiable intangible assets amounted to $6,062 and $6,412 for the nine months ended September 30, 2015 and 2014, respectively.

6.           PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,	December 31,
Description	2015	2014

Land	$-	$100
Buildings and improvements	-	434
Office furniture and equipment	2,016	900
Retail inventory displays	1,026	1,020
Leasehold improvements	168	41
Other	69	99
Total property and equipment	3,279	2,594
Less accumulated depreciation and amortization	(1,258)	(745)

Property and equipment, net	$2,021	$1,849

Depreciation and amortization expense related to property and equipment was $325 and $249 for the three months ended September 30, 2015 and 2014, respectively. Depreciation and amortization expense related to property and equipment was $768 and $496 for the nine months ended September 30, 2015 and 2014, respectively.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

7.           DEBT FINANCING

(a)	Debt Summary

The Company’s debt financing arrangements consist of the following as of September 30, 2015 and December 31, 2014:

	Original	Stated	As of September 30, 2015					Net Balance
	Date of	Maturity	Interest			Unamortized	Net	December 31,
Description	Financing	Date	Rate (1)	Principal (2)		Discount (3)	Balance	2014

Term Loan Agreements:
Original Credit Agreements	April 2015	April 2018	12.0%	$41,214	(4)	$(3,572)	$37,642	$-
Amended Credit Agreement	June 2015	April 2018	12.0%	6,000	(4)	-	6,000	-
Forbearance Agreement	September 2015	March 2017	14.0%	1,251	(4)	-	1,251	-
Convertible Debt	Various	Various	Various	24,734	(5)	(527)	24,207	45,398
VIP Promissory Notes	April 2014	December 2017	10.0%	8,000	(6)	-	8,000	11,000
ExWorks Revolving Loan	June 2015	June 2016	27.0%	2,788	(7)	-	2,788	-
Unsecured Note	March 2015	March 2016	0.4%	900	(8)	-	900	-
Vapestick Credit Facility	May 2013	August 2015	4.8%	170	(9)	-	170	403
Demand Notes	Nov/Dec 2014	Nov/Dec 2014	12.0%	-		-	-	1,270
Mortgage Payable	September 2014	December 2019	5.8%	-		-	-	250

Total debt financing				$85,057		$(4,099)	80,958	58,321
Less current maturities							(28,592)	(58,321)

Long-term maturities							$52,366	$-

(1)	Interest Rate. The stated interest rate is the contractual rate of interest specified in the debt agreement. For variable rate debt and amended debt agreements, the rate in effect as of September 30, 2015 is shown. For debt paid off during the nine months ended September 30, 2015, the rate in effect on December 31, 2014 is shown. See also Note 8 for accounting for the fair value of compound embedded derivatives and detachable common stock purchase warrants that are bifurcated from the host debt agreement and accounted for at fair value.

(2)	Prepayment Penalties. In addition to the principal balance shown, certain debt agreements provide for prepayment penalties up to 25% if the debt is repaid prior to the maturity date.

(3)	Unamortized Discounts. Original issue discounts (“OID”) are amortized to interest expense using the effective interest method. The unamortized discount represents the portion of OID that will be charged to interest expense over the remaining term of the respective debt agreements.

(4)	Term Loan Agreements. In April 2015, the Company entered into credit agreements with (i) Calm Waters Partnership (“Calm Waters”), an institutional investor and (ii) a group of 15 investors (the “Additional Lenders”), on substantially identical terms, pursuant to which Calm Waters made term loans to the Company of $35,000 and the Additional Lenders made term loans of $6,214 (collectively referred to as the “April Term Loans”). The April Term Loans mature in April 2018 and bear interest at the rate of 12.0% per annum. In June 2015, the Company and Calm Waters entered into an amendment that provided for an additional term loan (the “June Term Loan”) of $6,000. The June Term Loan matures in April 2018 and bears interest at 12.0% per annum. The proceeds of the April Term Loans and the June Term Loan were used to repay certain indebtedness, accrued interest, and prepayment penalties in the aggregate amount of $42,077 and the remainder was used for working capital and other general corporate purposes. Upon repayment of the Bridge Financing Notes discussed in Note 7(c), the holders agreed to cancel related warrants received in such financings for 15,104,150 shares of the Company’s common stock exercisable at $0.45 per share. See Note 8 for further information on the Company’s warrants and see Note 17 for an October 2015 amendment to the Calm Waters credit agreement.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

On September 30, 2015, the Company and Calm Waters entered into a Forbearance Agreement pursuant to which the Company and Calm Waters agreed, among other things, to (i) provide for a forbearance period up to 18 months until March 31, 2017 (the “Forbearance Period”) with respect to the collection of $1,251 of accrued interest payable to Calm Waters through September 30, 2015, and (ii) the Company issued warrants to Calm Waters to purchase an aggregate of 5,995,453 shares of the Company’s common stock at an exercise price of approximately $0.21 per share. During the Forbearance Period, the $1,251 forbearance amount will accrue interest at 14.0% per annum.

For the period from October 2016 through March 2018, the Company is required to make monthly principal payments of $700 under the April Term Loans and monthly principal payments of $103 under the June Term Loan. Borrowings under the credit agreements are collateralized by a security interests in all of the present and future assets of the Company (except as otherwise provided herein). In addition, the Company pledged all of its equity interests in its subsidiaries as collateral for its obligations under these credit agreements. The credit agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, enter into sale and leaseback transactions, merge or consolidate, dispose of property or assets, make investments or loans, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, engage in any business other than its current business, undergo a change of control, or issue equity interests, in each case subject to customary exceptions. In addition, the credit agreements contain customary events of default that entitle the lenders to cause any or all of the Company’s indebtedness under the credit agreements to become immediately due and payable. The events of default include, among others, non-payment, inaccuracy of representations and warranties, commencement or filing of a petition for relief under any federal or state bankruptcy laws. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 2% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable.

As additional consideration to induce the lenders to enter into the credit agreements, the Company granted the lenders warrants to purchase an aggregate of 176,198,571 shares of the Company’s common stock. In connection with the June Term Loan, the Company granted additional warrants to purchase an aggregate of 30,000,000 shares of the Company’s common stock. All of the warrants are exercisable for a period of seven years from the original issue date, and have an exercise price of $0.45 per share. The Company entered into a registration rights agreement with the lenders, pursuant to which the Company agreed to register all of the shares of common stock issuable upon exercise of the warrants on a registration statement on Form S-1 to be filed with the SEC within 45 calendar days following request to do so by Calm Waters, and to cause the registration statement to be declared effective within 90 days following the initial filing date. If the registration statement is not filed or declared effective in a timely manner, the Company is required to pay partial liquidated damages up to 3% of the aggregate principal of each lender’s Term Loan. The Company incurred a loss on debt extinguishments of $63,793 associated with the repayment of indebtedness from the proceeds of the April and June Term Loan Agreements.

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

(5)	Convertible to Common Stock. The outstanding principal balance and accrued interest of the Convertible Debt is convertible to shares of the Company’s common stock. Additional details about outstanding convertible debt agreements are summarized in Note 7(c).

(6)	VIP Promissory Notes. In April 2014, the Company issued $11,000 of promissory notes (the “VIP Promissory Notes”) in connection with the April 2014 acquisition of VIP. The VIP Promissory Notes provided for interest at 10.0% and matured in December 2014. During 2014, additional consideration of $5,000 was also due under an earnout provision in the acquisition agreement. In April 2015, the VIP Promissory Notes were amended whereby the Company agreed to combine the $5,000 earnout into the VIP Promissory Notes. Under the amended terms, the Company agreed to make principal payments of (i) $8,000 in April 2015, (ii) $300 per month from October 2016 through November 2017, and (iii) accrued interest and any remaining principal balance is payable in December 2017.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

(7)	ExWorks Revolving Loan. On June 30, 2015, the Company entered into a credit agreement with ExWorks Capital Fund I, L.P. (“ExWorks”). The credit agreement provides for a revolving line of credit (the “Revolving Loan Agreement”) with a total commitment up to $6,000. The borrowing base is equal to (i) up to 75% of eligible accounts receivable and inventory of certain of the Company’s U.S. based subsidiaries (up to a maximum of $4,000), plus (ii) up to 75% of the value of eligible inventory of certain of the Company’s U.K based subsidiaries (up to a maximum of $2,500), minus (iii) certain availability reserves as determined by ExWorks. The advance rate against eligible accounts is subject to reduction based on credits, returned goods and setoffs. Borrowings under the Revolving Loan Agreement bear interest at an effective annual rate of 27.0%. Either party may elect to terminate the Revolving Loan on June 30, 2016; however, if neither party elects to terminate, the agreement will be automatically extended for an additional 12 months.

On September 29, 2015, the Company entered into an amendment to the Revolving Loan Agreement, whereby ExWorks agreed that during the four-month period through January 31, 2016, it will permit borrowings up to $1,500 in excess of the borrowing base calculation set forth in the Loan Agreement. As of September 30, 2015, borrowings under the Revolving Loan Agreement amounted to $2,788 and the Company had unused borrowing availability of $2,076. As discussed in Note 17, the Company repaid all outstanding borrowings under the Revolving Loan Agreement in October 2015 although the credit agreement remains in effect.

(8)	Unsecured Note. In March 2015, the Company exchanged the remaining principal amount of $9,149 related to the Senior Secured 6% Notes with an accredited investor for (i) a cash payment of $13,000, (ii) an unsecured note in the principal amount of $1,800 (the “Unsecured Note”) and (iii) the issuance of warrants at an exercise price of $0.45 per share for 8,333,333 shares (the “Prepaid Warrants”) of Common Stock for which the holders prepaid the exercise fee in the aggregate amount of $3,750. As of September 30, 2015, all of the Prepaid Warrants have been exercised.

The Unsecured Note is due March 1, 2016 and bears interest at a rate of 0.40% per annum. The principal amount of the Unsecured Note is payable in twelve equal monthly installments of $150 on the first business day of each month from April 2015 through March 2016.

(9)	Vapestick Credit Facility. The Company has a credit facility (the “Vapestick Credit Facility”) with a bank in the United Kingdom. The Vapestick Credit Facility provides for up to $310 of borrowings collateralized by trade receivables that bear interest at 3.6% as of September 30, 2015. The Vapestick Credit Facility also provides for up to $310 of borrowings collateralized by inventories that bear interest at 4.8% as of September 30, 2015. As of September 30, 2015, total borrowings of $170 were outstanding at a weighted average interest rate of 4.8%. Under the terms of the Vapestick Credit Facility, the Company’s Vapestick subsidiary is subject to restrictive covenants including minimum tangible net worth and certain asset tests as defined in the credit agreement.

(b)	Future Maturities Under Debt Financing Agreements

Based on debt agreements in effect as of September 30, 2015, the future principal payment requirements are shown below in the historical column. Additionally, pro forma disclosure is included below to give effect to the October 2015 financing discussed in Note 17 as if it occurred on September 30, 2015:

Year Ending September 30,	Historical	Pro Forma

2016	$28,592	$21,404
2017	14,487	18,195
2018	41,978	56,270

Total	$85,057	$95,869

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

(c)	Terms of Convertible Debt Agreements

Presented below is a summary of the terms of outstanding convertible debt agreements as of September 30, 2015, with comparable net balances as of December 31, 2014:

	Original	Stated	As of September 30, 2015						Net Balance
	Date of	Maturity	Interest	Conversion			Unamortized	Net	December 31,
Description	Financing	Date	Rate (1)	Price (2)	Principal (3)		Discount (4)	Balance	2014

Senior Secured Notes:
Former 15% Notes	January 2014	July 2016	8.0%	$0.75	$6,857	(5)	$-	$6,857	$9,705
Former 15% Notes	February 2014	August 2016	8.0%	0.75	12,100	(5)	-	12,100	12,819
Former 15% Notes	February 2014	August 2016	8.0%	0.45	500	(5)	-	500	420
Total					19,457		-	19,457	22,944
6% Notes	Apr. to Oct. 2014	December 2016	6.0%	0.86	-	(6)	-	-	10,907
5% OID Notes:
Original Issuance	December 2014	December 2015	12.0%	0.45	626	(8)	(40)	586	927
Original Issuance	January 2015	January 2016	12.0%	0.21	877		(42)	835	-
Original Issuance	January 2015	October 2015	10.0%	0.60	132	(8)	(5)	127	-
Original Issuance	February 2015	November 2015	10.0%	0.60	197	(8)	(5)	192	-
Bridge Financing Notes	Feb/Mar 2015	Apr/Jun 2015	12.0%	0.75	-	(7)	-	-	-
Exchanged Notes:
2014 15% Notes	Feb/Mar 2015	December 2015	10.0%	0.60	1,779	(8)	(314)	1,465	-
Exchanged Notes	April 2015	January 2016	10.0%	0.60	1,455	(8)	(111)	1,344	-
Former Demand Note	February 2015	December 2015	12.0%	0.21	211	(8)	(10)	201	-
2014 FIN Exchanged Notes:
12% Exchanged Notes	July 2014	January 2016	12.0%	0.75	-		-	-	7,345
Unsecured 4% Notes	May 2014	November 2015	4.0%	0.75	-		-	-	2,237
4% Convertible Notes	May 2014	November 2015	4.0%	0.75	-		-	-	1,038
								-
Total convertible debt					$24,734		$(527)	$24,207	$45,398

(1)	Interest Rate. The stated interest rate is the contractual rate of interest specified in the debt agreement. For variable rate debt and amended debt agreements, the rate in effect as of September 30, 2015 is shown. For debt paid off during the nine months ended September 30, 2015, the rate in effect on December 31, 2014 is shown. See also Note 8 for accounting for the fair value of compound embedded derivatives and detachable common stock purchase warrants that are bifurcated from the host debt agreement and accounted for at fair value.

(2)	Convertible to Common Stock. The outstanding principal balance and accrued interest are convertible to shares of the Company’s common stock. The stated conversion price gives effect to amendments to the respective debt agreements and represents the conversion prices in effect on September 30, 2015. For debt repaid or extinguished during the nine months ended September 30, 2015, the conversion price in effect on December 31, 2014 is shown. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

(3)	Prepayment Penalties. In addition to the principal balance shown, certain debt agreements provide for prepayment penalties up to 25% if the debt is repaid prior to the maturity date.

(4)	Unamortized Discounts. Original issue discounts (“OID”) are amortized to interest expense using the effective interest method. The unamortized discount represents the portion of OID that will be charged to interest expense over the remaining term of the respective debt agreements.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

(5)	Amendment to 15% Notes. As of December 31, 2014, the aggregate principal balance (exclusive of unamortized discounts of $2,511) of these notes was $25,455 and the stated interest rate was 15.0%. During the first quarter of 2015, holders of $20,150 principal amount agreed to amend their notes to (i) extend the maturity date by 18 months from the original maturity dates in January and February 2015, (ii) reduce the interest rate from 15.0% to 8.0%, and (iii) reset the conversion price between $0.45 and $0.75 per share and eliminate all conversion price adjustments after the amendment. Additionally, between February and April 2015, holders of $1,858 principal amount converted their notes and accrued interest into 3,314,166 shares of the Company’s common stock, and holders of $3,375 principal amount agreed to exchange their notes for 10% exchange convertible notes. Additionally, holders of the 34,939,928 warrants issued in the first quarter of 2014 in connection with the Senior Secured Notes private placement agreed to amend their warrants to (i) remove the adjustment provisions stemming from any subsequent issuances, (ii) add a cashless exercise provision and (iii) set the exercise price at either $1.01 or $0.45. See Note 8 for further information on the Company’s warrants.

(6)	Amendment to 6% Notes. In March 2015, the Company exchanged the remaining principal amount of $9,149 related to the Senior Secured 6% Notes with an accredited investor for (i) a cash payment of $13,000, (ii) an unsecured note in the principal amount of $1,800 (the “Unsecured Note”) and (iii) the issuance of warrants at an exercise price of $0.45 per share for 8,333,333 shares (the “Prepaid Warrants”) of Common Stock for which the holders prepaid the exercise fee in the aggregate amount of $3,750. As of September 30, 2015, all of the Prepaid Warrants have been exercised.

(7)	Bridge Financing Notes. In February and March 2015, the Company completed private offerings for an aggregate of $16,842 principal amount of 5% Original Issue Discount Convertible Promissory Notes (the “Bridge Financing Notes”) and warrants to purchase shares of common stock with accredited investors for total net proceeds to the Company of approximately $16,000 after deducting placement agent fees and other expenses. The Bridge Financing Notes accrued interest at an annual rate of 12.0% and were due and repaid by June 2015 from proceeds from the Term Loans discussed in Note 7(a) above. The Bridge Financing Notes were convertible to shares of common stock at a conversion price of $0.75 per share. Warrants for an aggregate of 22,270,870 shares of common stock were granted in connection with these financings. The warrants are exercisable for $0.45 per share for a period of five years from the original issue date. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change.

(8)	Subsequent Event. As discussed in Note 17, in October 2015 the Company repaid outstanding principal under convertible debt agreements plus accrued interest and prepayment penalties in the aggregate amount of $5,272.

As of September 30, 2015, the Company was delinquent in making certain interest payments due under convertible debt instruments, meaning that the Company was in technical default. All required payments were made after September 30, 2015, which cured the technical default without any convertible note holder declaring an event of default.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

(d)	Interest Expense

Interest expense consists of the following for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Interest at stated rate of debt agreement	$2,616	$711	$6,501	$3,727
Amortization of discount on debt issuances (1)	1,126	(176)	23,754	5,336
Interest related to warrant issuance and other	-	94	26,705	94
Amortization of debt issuance costs	67	444	67	538
Fair value of penalty shares issued on FIN acquisition debt financing	-	5,248	-	8,473

Totals	$3,809	$6,321	$57,027	$18,168

(1)	Except for the excess embedded derivative inducements discussed below, at the date of a financing the fair value of Common Stock purchase warrants and compound embedded derivatives associated with debt conversion features are calculated and recorded as a debt discount. Such debt discounts are amortized to interest expense using the effective interest method over the remaining terms of the convertible notes. If the holder of a convertible note elects conversion prior to the maturity date, the unamortized discount on the conversion date is charged to interest expense.

(e)	Debt Financing Inducement Expense

Debt financing inducement expense is recognized when the fair value of conversion features and warrants issued in connection with debt financings exceed the proceeds from the loans. Presented below are the components of debt financing inducement expense for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Gross proceeds loaned to the Company	$-	$-	$19,407	$27,375
Less fair value of lenders' embedded conversion feature	-	-	(36,295)	(25,603)
Less fair value of warrants received by lenders	(1,331)	-	(50,787)	(30,988)

Totals	$(1,331)	$-	$(67,765)	$(29,216)

During the three months ended September 30, 2015, the Company entered into a forbearance agreement related to $1,251 of accrued interest that was payable on September 30, 2015. This accrued interest liability was extended through the issuance of a debt instrument that provides for interest at 14.0% per annum and matures in March 2018, and a warrant for the purchase of 5,995,453 shares of common stock exercisable at $0.21 per share. The debt instrument and the warrant were bifurcated by first determining the fair value of the warrant which was $1,331. Since funding was not available to satisfy this immediate need for cash, it was necessary to issue the warrant as an inducement to obtain the lender’s concession to provide a forbearance period of 18 months. Since cash was not exchanged in this debt financing, there were no proceeds applied in the calculation of debt financing inducement expense, which resulted in the immediate recognition of an expense for $1,331 for the fair value of the warrant.

At the date of issuance for inducements recognized during the three and nine months ended September 30, 2014, the Company was in the preliminary stages to obtain long-term financing but funding was required to address immediate needs for cash. These transactions were entered into with the intent of refinancing the convertible notes, which subsequently occurred in 2015.

 Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

8.           WARRANTS AND EMBEDDED DERIVATIVES

The following table summarizes the Company’s liability under warrant and compound embedded derivative agreements as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Number of		Number of
Description	Shares (2)	Liability (2)	Shares	Liability

Warrants	265,068,558	$48,317	113,520,880	$123,898
Embedded derivatives in convertible debt (1)	38,894,655	1,299	64,575,762	40,091

Total	303,963,213	49,616	178,096,642	163,989
Less current portion		1,299		82,426

Long-term portion		$48,317		$81,563

(1)	The debt instruments summarized in Note 7(c) contain features that permit the holders to elect conversion of the debt to shares of the Company’s common stock. The Company bifurcates the conversion features from the related debt instruments and accounts for each component at its estimated fair value with updated valuations performed at the end of each calendar quarter.

(2)

As of September 30, 2015, the Company has 300,000,000 common shares authorized. As of September 30, 2015, there were 73,149,084 shares issued and outstanding and the Company would need an additional 338,256,528 common shares to accommodate the exercise and conversion of all of the common stock options, warrants, convertible debt, and unvested restricted stock presently outstanding. Accordingly, the Company has an authorized share deficiency of 111,405,612 shares to accommodate all such exercise and conversion requests through the remaining unissued common shares. Accordingly, the Company could be required to settle a portion of its warrants and derivative liabilities in cash which requires that they continue to be classified as liabilities rather than equity instruments.

As discussed in Note 17, in October 2015 the Company issued a warrant for the purchase of 40,000,000 shares of common stock, and repaid convertible debt which eliminated approximately 11,000,000 shares that were potentially needed to accommodate conversions as of September 30, 2015. Accordingly, the Company’s share deficiency was approximately 140 million shares as of October 30, 2015.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

Fair Value of Warrant Liability

The following table summarizes the terms and fair value of the Company’s liability related to warrants outstanding as of September 30, 2015:

Year of	Year of	Exercise		Number of	Fair Value
Issuance	Expiration	Price		Shares (2)	of Liability

2015	2022	$0.45		206,198,582	$40,180
2015	2020	1.01		14,860,382	1,761
2014	2019	0.45		10,969,265	1,600
2014	2019	1.01		13,185,185	1,388
2015	2020	0.21		5,995,453	1,331
2014	2019	0.37		6,666,669	1,050
2015	2020	0.45		3,842,653	619
2013	2018	0.75		2,006,667	234
2013	2019	0.75		1,000,000	132
2014	2019	0.21		248,236	20
2015	2016	0.75		66,667	2
2014	2016	1.49	(1)	28,799	-

Totals		$0.51	(1)	265,068,558	$48,317

(1)	Represents the weighted average exercise price for this group of warrants.
(2)	As discussed in Note 17, in October 2015 the Company issued an additional 40,000,000 warrants exercisable at $0.45 per share.

The following table summarizes the terms and fair value of the Company’s liability related to warrants outstanding as of December 31, 2014:

Year of	Year of	Exercise		Number of	Fair Value
Issuance	Expiration	Price		Shares	of Liability

2014	2019	$0.75		73,524,359	$80,709
2013	2018	0.75		39,934,773	43,174
2014	2019	6.75		7,901	4
2014	2019	10.00		53,847	11
Totals		$0.75	(1)	113,520,880	$123,898

(1)	Represents the weighted average exercise price for this group of warrants.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

The following table summarizes changes in the Company’s outstanding warrants and the related liability for the nine months ended September 30, 2015:

	Number of	Warrant
	Warrants	Liability

Balances, beginning of period	113,520,880	$123,898
Issuance of warrants:
Term loans	232,519,425	117,497
Stand-alone warrants	28,440,817	34,519
Anti-dilution adjustments (1)	20,038,729	4,511
Modification of warrants:
Cancellations	(138,410,133)	(168,240)
Replacements	38,944,789	59,665
Exercise of warrants	(29,985,949)	(24,634)
Periodic fair value adjustments	-	(98,899)

Balances, September 30, 2015	265,068,558	$48,317

(1)	Some of the Company’s warrant agreements previously included anti-dilution adjustments whereby the exercise price and number of shares would reset to a lower exercise price and an increased number of shares (a “Reset Event”). Upon a Reset Event, the fair value of the warrant liability was adjusted and a loss was recognized. As of September 30, 2015, the warrant agreements have been amended whereby substantially all such anti-dilution features have been eliminated

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

Fair Value of Embedded Derivatives for Convertible Debt

As of September 30, 2015, the following table presents the conversion prices, number of shares issuable, and the fair value of the Company’s liability under compound embedded derivative agreements:

	Original	As of September 30, 2015
	Date of	Principal	Net Carrying	Conversion	Shares	Derivative
	Financing	Balance	Value	Price	Issuable	Liability

Senior Secured Notes:
Former 15% Notes	January 2014	$6,857	$6,857	$0.75	9,142,460	$255
Former 15% Notes	February 2014	12,100	12,100	0.75	16,133,333	597
Former 15% Notes	February 2014	500	500	0.45	1,111,111	54
5% OID Notes:
Original Issuance	December 2014	626	586	0.45	1,390,933	20
Original Issuance	January 2015	877	835	0.21	4,177,110	289
Original Issuance	January 2015	132	127	0.60	219,298	-
Original Issuance	February 2015	197	192	0.60	328,948	-
Exchanged Notes:
2014 Senior Secured Notes	March 2015	1,779	1,465	0.60	2,965,364	-
Exchanged Notes	April 2015	1,455	1,344	0.60	2,426,098	14
Former Demand Note	February 2015	211	201	0.21	1,000,000	70

Total convertible debt		$24,734	$24,207		38,894,655	$1,299

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

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

10.          SUPPLEMENTAL INFORMATION

Foreign Sales

The Company generated $9,556 and $9,554 of foreign sales during the three months ended September 30, 2015 and 2014, respectively. The Company generated $28,084 and $19,602 of foreign sales during the nine months ended September 30, 2015 and 2014, respectively.

Major Suppliers

The Company purchases the majority of its inventories from two suppliers that are located in foreign countries. If the Company no longer had access to these suppliers, managements believes the Company could locate alternative suppliers. However, there could be temporary shortages of inventories during a transition to new suppliers.

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

Financial Instruments

The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value as of September 30, 2015 and December 31, 2014, because of the relatively short maturities of these instruments. Substantially all of the Company’s debt financings were entered into or amended during the nine months ended September 30, 2015. Accordingly, management believes the related fair values are approximately equal to the outstanding principal balances as of September 30, 2015. The estimated fair values for financial instruments presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

Other Information

Presented below are certain expenses included in the accompanying statements of operations:

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
Description of Expense	2015	2014	2015	2014

Professional fees and administrative:
Bad debts	$32	$2,062	$182	$2,119
Repairs and maintenance	24	38	62	75
Rent	332	47	443	129
Marketing and selling:
Advertising	1,760	700	4,874	1,676
Rent	921	-	2,332	-

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

11.           RELATED PARTY TRANSACTIONS

The Company, through the acquisition of Vapestick, became a party to a distribution agreement with MPL Ltd. (“MPL”). Under the terms of the agreement, MPL is licensed to act as the manufacturer, importer and distributor for Vapestick products for specified retailers in return for a royalty payment. The Chief Executive Officer of MPL is related to the Company’s President-International. This Agreement was terminated during the second quarter of 2015. Sales and purchases for the nine months ended September 30, 2015 were approximately $376 and $268, respectively. As of September 30, 2015, the Company had an accounts receivable balance of approximately $34 from this related party.

Since early 2014, logistical and service support has been provided by an affiliate of the Company’s former President. Services have been benchmarked against other providers and management of the Company believes the costs are competitive. The Company or the affiliate may elect to discontinue this arrangement at any time. Beginning in the second quarter of 2015, this entity was no longer an affiliate. Services provided by this entity for the three months ended September 30, 2015 and 2014 totaled approximately $130 and $101, respectively. Services provided by this entity for the nine months ended September 30, 2015 and 2014 totaled approximately $407 and $283, respectively. As of September 30, 2015, accounts payable includes $5 payable to this related party.

Certain marketing and logistics support services are provided by entities controlled by a key employee of the Company’s GEC division that was acquired from Hardwire. These services were provided prior to the Company’s 2014 acquisition of GEC and have continued under the Company’s ownership. This arrangement may be discontinued by either party at any time. Services incurred by the Company under this arrangement for the three and nine months ended September 30, 2015 were approximately $402 and $1,218, respectively. Services incurred by the Company under this arrangement for the period from the Company’s acquisition of GEC on July 16, 2014 through September 30, 2014 amounted to approximately $425. As of September 30, 2015, accounts payable includes $21 payable to this related party.

The Company, through the acquisition of Vapestick, became a party to a supplier agreement with Internet Marketing Hub Ltd. (“IMH”). Under the terms of the agreement, IMH provides the labor and expertise for the design, development and maintenance, including search engine optimization for internet marketing on two websites operated by Vapestick. The Company’s President-International is a 50% owner of IMH. Total costs incurred under this agreement were $23 for the three months ended September 30, 2014. Total costs incurred under this agreement were approximately $50 and $209 for the nine months ended September 30, 2015 and 2014, respectively.

In January 2015, two warrant holders amended their warrants whereby the number of warrants would be 1,000,000 each at an exercise price of $0.75 per share and certain adjustment provisions were removed. These transactions were entered into with affiliates of a former member of the Company’s board of directors. Management determined that the affiliates surrendered rights that were significantly greater in value than the consideration exchanged by $44,230 and, accordingly, this amount was treated as a capital contribution since it was entered into with related parties. Additionally, in March 2015, a consultant surrendered a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.75. The fair value of the warrant on the date of surrender resulted in a gain on extinguishment of warrants of $2,233.

In January 2015, the Company’s Chief Executive Officer purchased $195 principal amount of January 2014 15% Convertible Notes, which were purchased from another note holder, as well as warrants to purchase 260,608 shares of the Company’s common stock at an exercise price of $1.01, which were issued in conjunction with the note purchase.

12.           STOCK-BASED COMPENSATION

Total stock-based compensation expense for the three months ended September 30, 2015 and 2014 was $(61) and $3,564, respectively. During the three months ended September 30, 2015, the Company’s stock-based compensation expense was comprised of $1,173, net of $1,234 for the reversal of previously recorded stock-based compensation expense due to unvested forfeitures related to terminated employees. Total stock-based compensation expense for the nine months ended September 30, 2015 and 2014 was approximately $12,235 and $3,705, respectively.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

Stock Options

The following table summarizes share activity, the weighted average exercise price, the weighted average remaining contractual life (in years) related to stock options outstanding during the nine months ended September 30, 2015:

		Weighted Average
	Number of	Exercise	Remaining
	Shares	Price	Life

Outstanding, beginning of period	540,000	$26.10	3.8
Granted	32,196,317	0.60	9.5
Canceled	(1,373,334)	0.87	9.3

Outstanding, end of period	31,362,983	$1.02	9.4

Vested, end of period	20,381,935	$1.28	9.3

The weighted average fair value for the 32,196,317 stock options granted for the nine months ended September 30, 2015 was $0.49 per share. In estimating the fair value of options, the Company used the Black-Scholes option-pricing model based upon the closing price of the Company’s stock on the date of grant, a weighted average expected life of 5.3 years, a weighted average risk free interest of 1.48%, an average forfeiture rate of 8.0%, and weighted average historical volatility of 139.0%.

Stock-based compensation expense is recognized over the vesting period of stock options and restricted stock awards. For a single award with a graded vesting schedule and only service conditions, the Company recognizes compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was in substance multiple awards. For stock options granted through September 30, 2015, unrecognized stock compensation expense amounted to $3,304 which will be charged to expense over the remaining vesting periods of the options. As of September 30, 2015, none of the outstanding stock options had intrinsic value.

The following table summarizes information about stock options outstanding as of September 30, 2015:

Stock Options Outstanding					Vested Options
Exercise Prices			Remaining	Number	Weighted	Number
Range		Weighted	Contractual	of	Average	of
Low	High	Average	Term	Shares	Price	Shares

$0.31	$0.40	$0.38	9.6	13,015,748	$0.38	7,185,532
0.71	0.79	0.74	9.5	17,847,234	0.74	12,696,402
3.75	3.75	3.75	2.8	346,667	3.75	346,667
77.25	135.75	82.34	3.7	153,334	82.34	153,334

$0.31	$135.75	$1.02	9.4	31,362,983	$1.28	20,381,935

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

Restricted Stock

The fair value of the restricted stock grants is based upon the closing price of the Company’s stock on the date of grant. The following table summarizes share activity, the weighted average fair value per share, and the weighted average vesting period (in years) related to restricted stock grants during the nine months ended September 30, 2015:

	Number	Weighted Average
	of	Fair Value	Vesting
	Shares	Per Share	Period

Unvested, beginning of period	66,667	$5.85	1.3
Granted	2,963,665	0.65	3.3
Forfeited	(77,777)	3.66	2.5
Vested	(22,223)	5.85	0.8

Unvested, end of period	2,930,332	$0.65	3.3

Unrecognized stock compensation related to restricted stock amounted to approximately $1,531 as of September 30, 2015. The intrinsic value of unvested restricted stock was $791 as of September 30, 2015.

13.          INCOME TAXES

The Company is subject to U.S. federal, state and local income taxes, and U.K. income taxes that are reflected in our consolidated financial statements. For the three and nine months ended September 30, 2015, the Company utilized net operating loss carryforwards to eliminate its U.S. federal tax provision. For the three and nine months ended September 30, 2015, the Company's U.S.-based tax expense was attributable to state income taxes for $14 and $23, respectively. For the three and nine months ended September 30, 2015, the Company recognized foreign income tax expense of $290 and $725, respectively. The Company’s effective income tax rate is approximately 35% of foreign earnings for the three months ended September 30, 2015.

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

The Company evaluates quarterly the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will be unable to realize some of these deferred tax assets, primarily as a result of losses incurred during our limited history. As a result of this analysis, we have provided a valuation allowance for approximately $90 million of our deferred tax assets.

The Company accounts for uncertainty in income taxes using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement. Such amounts are subjective, as a determination must be made on the probability of various possible outcomes. We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement could result in recognition of a tax benefit or an additional tax provision.

For the nine months ended September 30, 2015, there was no change to our total gross unrecognized tax benefit. We believe that there will not be a significant increase or decrease to the uncertain tax positions within the next twelve months.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

14.           EARNINGS PER SHARE

The calculation of basic and diluted earnings (loss) per share is presented below:

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2015	2014	2015	2014

Net income (loss)	$9,229	$41,415	$(15,490)	$(43,076)
Plus interest effect from assumed conversion of convertible debt	1,280	-	-	-

Adjusted amounts	$10,509	$41,415	$(15,490)	$(43,076)

Weighted average shares outstanding:
Basic	71,510,551	5,415,000	51,170,881	4,855,003
Warrants and stock options	25,917	290,797	-	-
Unvested restricted common stock	2,930,332	30,187	-	-
Assumed conversion of convertible debt	38,894,655	958,918	-	-

Diluted	113,361,455	6,694,902	51,170,881	4,855,003

Earnings (loss) per share:
Basic	$0.13	$7.65	$(0.30)	$(8.87)
Diluted	$0.09	$6.19	$(0.30)	$(8.87)

For the three months ended September 30, 2015, certain common stock equivalents were excluded from the computation of diluted earnings per share based on the Company’s application of the as-converted and treasury stock methods. For the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, all common stock equivalents were excluded from the computation of diluted earnings per share since the result would be antidilutive due to the net loss for those periods. Common stock equivalents that were excluded for each of these periods are as follows:

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
Common Stock Equivalent	2015	2014	2015	2014

Warrants	258,824,869	1,099,899	265,068,558	958,963
Convertible debt	-	958,897	38,894,655	671,595
Stock options	31,112,983	520,321	31,362,983	470,367
Unvested restricted common stock	-	-	2,930,332	-

Total	289,937,852	2,579,117	338,256,528	2,100,925

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

15.           COMMITMENTS AND CONTINGENCIES

Operating Leases

As of September 30, 2015, future minimum lease payments are as follows:

	United	United
Year Ending September 30:	Kingdom	States	Total

2016	$633	$90	$723
2017	487	92	579
2018	271	86	357
2019	188	-	188
2020	63	-	63

	$1,642	$268	$1,910

The lease for the Company’s headquarters in Golden, Colorado provides for an abated rent period and the value of this inducement is being reflected as a reduction to rent expense over the term of the lease.

Patent Infringement Litigation

As described under Item 3. “Legal Proceedings” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2015, the Company, along with other third- party manufacturers and distributors of electronic cigarettes, are defendants in a patent infringement lawsuit brought by Fontem Ventures B.V. and Fontem Holdings 1 B.V. (“Fontem”). The Company intends to vigorously defend against the allegations through trial which is scheduled to commence in January 2016. The Company has incurred more than $1,400 to date in its defense of this matter.

Other Contingencies

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

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

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

Warrant Valuation Methodologies

As of December 31, 2014, a binomial model was used to compute the fair value of outstanding warrants. Due to the elimination of substantially all anti-dilution features during the nine months ended September 30, 2015, the Black Scholes model was used to compute the fair value of outstanding warrants as of September 30, 2015. Key inputs into the valuation models include expected stock price volatility and a risk-free interest rate.

As of September 30, 2015, significant assumptions include the risk-free interest rate ranging from 0.01% to 1.75% and historical volatility of the Company’s common stock price ranging from 92.2% to 130.9%. As these assumptions are revised in the future, it can cause significant adjustments to future valuation results. The risk-free interest rate is based on the yield of U.S. treasury bonds over the expected term. The expected share price volatility is based on historical common stock prices for the Company and comparable publicly traded companies over a period commensurate with the expected term of the warrant. Changes to these assumptions could cause significant adjustments to the valuation results.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

Derivative Valuation Methodologies

Derivatives consisting of complex embedded conversion features pursuant to certain of our debt financings, are valued using a binomial option pricing model. Key inputs into the model include a discount for lack of marketability on the stock price, expected share price volatility, and a risk-free interest rate. Any significant changes to these inputs or other assumptions would have a significant impact on estimated fair value.

Recurring Fair Value Measurements

The Company does not have any recurring measurements of the fair value of assets. Recurring measurements of the fair value of liabilities as of September 30, 2015 and December 31, 2014 are summarized as follows:

	As of September 30, 2015				As of December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$48,317	$48,317	$-	$-	$123,898	$123,898
Derivative liability	-	-	1,299	1,299	-	-	40,091	40,091

Total	$-	$-	$49,616	$49,616	$-	$-	$163,989	$163,989

The Company did not make any transfers in or out of Level 3 for the nine months ended September 30, 2015. The following table presents a reconciliation of changes in liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2015:

	Warrants	Derivatives	Total

Fair value of liability, beginning of period	$123,898	$40,091	$163,989
Total net losses (gains) included in:
Fair value adjustments included in net loss	(98,899)	(60,749)	(159,648)
Extinguishments through:
Exercise	(24,634)	(6,179)	(30,813)
Modifications	59,665	-	59,665
Cancellations	(168,240)	(9,059)	(177,299)
Issuances of new instruments	156,527	39,417	195,944
Settlements	-	(2,222)	(2,222)

Fair value of liability, end of period	$48,317	$1,299	$49,616

17.           SUBSEQUENT EVENTS

Amendment to Credit Agreement

On October 30, 2015, the Company entered into an amendment to the Calm Waters credit agreement discussed in Note 7(a) pursuant to which Calm Waters made an additional term loan to the Company of $18,000 (the “October Term Loan”). The October Term Loan matures in April 2018 and bears interest at the rate of 12.0% per annum. For the period from October 2016 through March 2018, the Company is required to make monthly principal payments of $309 under the October Term Loan.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

As additional consideration to induce the lender to enter into the October Term Loan, the Company issued a warrant to purchase 40,000,000 shares of the Company’s common stock, which are exercisable for a period of seven years from the original issue date, and have an exercise price of $0.45 per share. Consistent with the April Term Loans and the June Term Loan, the Company entered into a registration rights agreement in connection with the warrants issued in connection with the October Term Loan.

The $18,000 of October Term Loan proceeds was used for (i) repayment of convertible debt (including accrued interest and prepayment penalties) for $5,272, (ii) repayment of all amounts outstanding under the ExWorks Revolving Loan Agreement for $4,538, (iii) settlement of delinquent trade payables and costs of the financing for $4,074, (iv) repayment of $500 on the VIP Promissory Notes, and (v) the remaining $3,616 is available for working capital and other general corporate purposes.

Upon completion of the October Term Loan financing, the Company made payments to certain creditors that agreed to accept discounts from the contractual amounts owed. During the fourth quarter of 2015, the Company expects to recognize a gain from negotiated debt settlements between $2,000 and $2,300.

Debt Conversions

In October 2015, two holders of convertible debt elected to convert an aggregate of $161 in principal and accrued interest into 836,320 shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying unaudited condensed consolidated financial statements in Item 1. Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our unaudited condensed consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

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

Six Strategic Drivers

The previous focus of “striving to offer our product to every point of distribution where traditional cigarettes are available” has been altered over the last nine months. In fact, ECIG has been paring back retail distribution and focusing on accounts where profitable long-term, strategic partnerships can be developed. Our goal is to become the most profitable independent e-cigarette company in the world, delivering profitable growth to enhance shareholder value. We expect to achieve this goal by focusing on six primary strategic drivers:

•	Establish VIP as an international premium brand;
•	Utilize FIN and Vapestick as traditional retail brands;
•	Expand profitably into non-traditional channels;
•	Strengthen the organizational talent base;
•	Become a low-cost provider; and
•	Improve working capital.

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

The average British Pound to U.S. dollar foreign exchange rate decreased from 1.67 for the three months ended September 30, 2014 to 1.55 for the three months ended September 30, 2015, and from 1.67 for the nine months ended September 30, 2014 to 1.53 for the nine months ended September 30, 2015.

Results of Operations

When reviewing our results of operations it is relevant to consider the timing of our acquisition activity. We completed two acquisitions in the first quarter of 2014 for aggregate consideration of $188.4 million, one acquisition in the second quarter of 2014 for consideration of $51.9 million, and one acquisition in the third quarter of 2014 for consideration of $23.7 million. The operating results of these four acquisitions are included in our statements of operations for the entirety of the three and nine months ended September 30, 2015. However, the results of operations for these four acquisitions are partially or entirely excluded from the comparable periods in 2014 as shown in the table below:

Periods Excluded from September 30, 2014 Operating Results
Business Acquired	Acquisition Date	Three Months	Nine months

Vapestick	January 9, 2014	None Excluded	Prior to January 9, 2014
FIN	February 28, 2014	None Excluded	Prior to February 28, 2014
VIP	April 22, 2014	None Excluded	Prior to April 22, 2014
GEC	July 16, 2014	Prior to July 16, 2014	Prior to July 16, 2014

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

Comparison of the Three Months Ended September 30, 2015 and 2014

Net Sales

Net sales for the three months ended September 30, 2015 were $15.4 million compared to $15.9 million for the three months ended September 30, 2014, a decrease of $0.5 million, or 3%.  Approximately 60% of our net sales for both the three months ended September 30, 2015 and 2014 were transacted in the British Pound currency and translated into our U.S. dollar functional currency.

The decrease in net sales is primarily attributable to a 7% reduction in foreign exchange rates which resulted in a decrease in net sales of $0.7 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This decrease was partially offset by an increase in net sales of $0.3 million for GEC.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2015 was $6.1 million compared to $13.6 million for the three months ended September 30, 2014, an improvement of $7.5 million, or 55%. The decrease in cost of goods sold is primarily attributable to (i) a reduction in charges for excess and obsolete inventories of $5.9 million associated with the FIN reporting unit, (ii) a reduction in duties of $0.5 million and (ii) a reduction in cost of goods sold of $0.3 million due to foreign exchange rates for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Gross Profit

Gross profit for the three months ended September 30, 2015 was $9.3 million or 60% of net sales, compared to gross profit of $2.3 million or 14% of net sales for the three months ended September 30, 2014. The improvement in gross profit percentage for the three months ended September 30, 2015 was primarily driven by the reduction in charges for excess and obsolete inventories as discussed under Cost of Goods Sold above.

Operating Expenses

Selling, General and Administrative Expenses

Marketing and Selling Expenses

Marketing and selling expenses for the three months ended September 30, 2015 were $3.5 million compared to $3.3 million for the three months ended September 30, 2014, an increase of $0.2 million, or 7%. This increase is primarily attributable to (i) an increase in advertising expense of $1.1, (ii) an increase in kiosk space rent of $0.9 million, which was partially offset by reduction in other marketing and selling expenses of $1.8 million. During 2015, we modified our mix of spending to target approaches we believed would be more effective at increasing net sales.

Compensation and Benefits

Compensation and benefits consists of cash-based and stock-based compensation expenses. Cash-based compensation and benefits expense for the three months ended September 30, 2015 was $2.7 million compared to $3.2 million for the three months ended September 30, 2014, a reduction of $0.5 million, or 15%. The reduction in cash-based compensation and benefits for the three months ended September 30, 2015 is primarily attributable to decreases in compensation associated with the consolidation of operations in the United Kingdom and the move of corporate headquarters to Colorado.

Stock-based compensation expense for the three months ended September 30, 2015 was negative $0.1 million compared to $3.6 million for the three months ended September 30, 2014, a reduction of $3.7 million. The decrease in stock-based compensation was partially attributable to the reversal of previously recognized stock-based compensation expense of $1.2 million due to forfeitures of unvested stock options for terminated employees in 2015. Additionally, stock-based compensation expense is recognized over the vesting period of stock options and restricted stock awards. For a single award with a graded vesting schedule and only service conditions, we recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was in substance multiple awards. Under this method, compensation cost will be higher in the initial year of grant and decrease as the in-substance multiple awards continue to vest.

Professional Fees and Administrative Expenses

Professional fees and administrative expenses for the three months ended September 30, 2015 totaled $4.8 million compared to $6.2 million for the three months ended September 30, 2014, a decrease of $1.4 million, or 23%. Presented below are the major components of professional fees and administrative expenses for the three months ended September 30, 2015 and 2014, respectively (dollars in thousands):

	2015	2014

Professional fees:
Auditing, accounting and tax	$822	$304
Litigation, financings and contracts	2,075	1,159
Administrative expenses	1,896	4,749

Total	$4,793	$6,212

Professional fees related to auditing, accounting and tax services were $0.8 million for the three months ended September 30, 2015 compared to $0.3 million for the three months ended September 30, 2014, an increase of $0.5 million. This increase was due to a significant increase in the complexity of our quarterly financial reporting and related services incurred during the third quarter of 2015. Professional fees related to litigation, financings and contracts were $2.1 million for the three months ended September 30, 2015 compared to $1.2 million for the three months ended September 30, 2014, an increase of $0.9 million. This increase was primarily attributable to costs associated with the restructuring of debt agreements of $0.9 million for the three months ended September 30, 2015. Administrative expenses decreased from $4.7 million for the three months ended September 30, 2014 to $1.9 million for the three months ended September 30, 2015. We incurred significantly higher administrative expenses in the third quarter of 2014 to support our increased acquisition activity.

Depreciation and Amortization

Depreciation and amortization relates to our property and equipment and identifiable intangible assets. Depreciation and amortization for the three months ended September 30, 2015 was $2.4 million compared to $3.2 million for the three months ended September 30, 2014, a decrease of $0.8 million, or 24%. The decrease in depreciation and amortization was primarily due to identifiable intangible asset impairment charges recorded in the fourth quarter of 2014. This decrease in cost basis resulted in a reduction in amortization expense of $1.2 million for the three months ended September 30, 2015. This reduction was partially offset by an increase in depreciation expense of $0.1 million that was primarily attributable to depreciation expense associated with $1.5 million of capital expenditures during the first nine months of 2015.

Severance

We did not incur any severance costs for the three months ended September 30, 2014. For the three months ended September 30, 2015, severance costs of $0.1 million relate to terminated employees related to the closure of the former corporate headquarters location in Michigan.

Offering Expenses

Commissions, legal fees and other costs that are directly associated with public and private offerings of equity securities are capitalized as deferred offering costs, pending a determination of the success of the offering. Deferred offering costs related to successful offerings are charged to equity in the period it is determined that the offering was successful. Deferred offering costs related to unsuccessful offerings are recorded as an expense in the period when it is determined that the offering is unsuccessful. Indirect costs associated with equity offerings are charged to expense in the period incurred. We did not incur any offering expense for the three months ended September 30, 2015. For the three months ended September 30, 2014, offering expense of $0.4 million relates to expenses of a 2014 planned public offering and other expenses associated with equity offerings.

Acquisition Expenses

We incur fees and services that are directly related to the completion of acquisitions. Such costs are included in acquisition costs in the accompanying statements of operations in the period in which they are incurred. We also incur professional fees associated with acquisitions which are included in professional fees and administrative expenses in the period incurred. We did not incur any acquisition expenses for the three months ended September 30, 2015. For the three months ended September 30, 2014, we incurred acquisition expenses of $0.3 million which was associated with the acquisition of GEC in July 2014.

Related Party Advisory Agreement

In December 2013, we entered into an advisory agreement whereby a related party provided services primarily related to the distribution of our products. The consideration for these services included common stock purchase warrants that were recorded at fair value. For the three months ended September 30, 2014, we recognized a reversal of previously recorded expense of $38.7 million which resulted from changes in the fair value of the common stock purchase warrant. Due to the termination of the advisory agreement in March 2015, no amounts were incurred for the three months ended September 30, 2015.

Other Income (Expenses)

Warrant and Derivative Fair Value Adjustments

Our warrant and derivative liabilities are shown separately in our statements of operations. These instruments are adjusted to fair market value using complex binomial valuation models at the end of each calendar quarter. If the fair value of these liabilities increase during the quarter, we recognize a loss in the statement of operations, and if the fair value of the liabilities decrease a gain is recognized in the statement of operations. While numerous factors affect the changes in valuation, gains generally result as the market price for our common stock decreases and losses typically results as the market price increases.

For the three months ended September 30, 2015, we recognized a gain from changes in the fair value of warrants of $18.6 million as compared to a gain of $13.9 million for the three months ended September 30, 2014. For the three months ended September 30, 2015, we recognized a gain from changes in the fair value of derivatives of $0.5 million as compared to a gain of $20.5 million for the three months ended September 30, 2014. The higher gains recognized in 2015 were associated with a significant increase in warrant and derivative instruments outstanding combined with declines in the market price for our common stock.

Loss on Extinguishment of Debt

When debt is modified, restructured, refinanced or repaid with the same lender before the scheduled maturity date, gains and losses may result if the cash and other consideration exchanged by us is less than or greater than the carrying value of the debt. Careful consideration is required to determine whether each transaction is a modification or an extinguishment since the accounting recognition requirements are substantially different depending on this determination. Additionally, certain of our debt financing agreements provide for penalties if the loans are paid off before maturity and such penalties would also be a factor in determining any gain or loss on extinguishment. For the three months ended September 30, 2015, we recognized a loss on extinguishment of debt of $0.3 million as compared to a loss of $3.8 million for the three months ended September 30, 2014. The losses on extinguishment of debt for the three months ended September 30, 2015 and 2014 resulted because the cash and other consideration exchanged to retire debt was greater than the related carrying value of the debt.

Interest Expense

The primary components of interest expense consist of (i) interest expense based on the stated rate in the debt financing agreement, (ii) amortization of debt discounts, (iii) amortization of debt issuance costs, (iv) prepayment fees, and (v) other charges. For the three months ended September 30, 2015, we recognized interest expense of $3.8 million as compared to $6.3 million for the three months ended September 30, 2014, a decrease of $2.5 million. This decrease in interest expense for the three months ended September 30, 2015 was primarily attributable to a reduction in amortization of discounts associated with borrowings.

Debt Financing Inducement Expense

We incurred debt financing inducement expense for the three months ended September 30, 2015 of $1.3 million. On September 30, 2015, the Company entered into a forbearance agreement related to $1.3 million of accrued interest that was payable on September 30, 2015. This accrued interest liability was settled through the issuance of a debt instrument that provides for interest at 14.0% and matures in March 2018, and a warrant for 5,995,453 shares of common stock exercisable at $0.21 per share. The debt instrument and the warrant were bifurcated by first determining the fair value of the warrant which was $1.3 million. Since cash was not exchanged in this debt financing, there were no proceeds applied in the calculation of debt financing inducement expense, which resulted in a $1.3 million expense for the fair value of the warrant. We did not incur any debt financing inducement expense for the three months ended September 30, 2014.

Income Taxes

For the three months ended September 30, 2015, we recognized income tax expense of $0.3 million compared to $3.8 million for the three months ended September 30, 2014. Income tax expense recognized for the three months ended September 30, 2015 was comprised of current income tax expense of $0.3 million related to profits generated in our businesses in the United Kingdom. For the three months ended September 30, 2014, $3.8 million of income tax expense reflects recognition of a deferred tax benefit of $7.2 million based on a conclusion that a portion of our deferred tax asset would be realized, allowing for the release of a corresponding portion of the previously established deferred tax valuation allowance.

Comparison of the Nine months Ended September 30, 2015 and 2014

Net Sales

Net sales for the nine months ended September 30, 2015 were $38.5 million compared to $31.3 million for the nine months ended September 30, 2014, an increase of $7.2 million, or 23%.  Approximately 70% of our net sales for the nine months ended September 30, 2015 and 62% of our net sales for the nine months ended September 30, 2014 were transacted in the British Pound currency and translated into our U.S. dollar functional currency.

The increase in net sales is primarily attributable to (i) an increase in net sales of $9.0 million for the nine months ended September 30, 2015 for the VIP reporting unit primarily because VIP did not generate any net sales before the date it was acquired on April 22, 2014, and (ii) an increase of $2.9 million related to the GEC acquisition which had $2.2 million of net sales for the period from July 16, 2014 through September 30, 2014, compared to $5.1 million of net sales for the nine months ended September 30, 2015. These increases which total $11.9 million were partially offset by a decrease in net sales for the FIN reporting unit of $2.5 million and a reduction in net sales due to foreign exchange rates of $2.3 million. The reduction in net sales for the FIN reporting unit was due to faster than expected migration of U.S. consumers from our disposable products sold by the FIN reporting unit, which was acquired by us in February 2014.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2015 was $17.1 million compared to $20.8 million for the nine months ended September 30, 2014, a decrease of $3.7 million, or 18%. This decrease in cost of goods sold is primarily attributable to (i) a reduction in cost of goods sold for the FIN reporting unit of $8.5 million primarily associated with a reduction in inventory write-offs, and (ii) a reduction due to foreign exchange rates of $0.9 million. These decreases which total $9.4 million were partially offset by (i) an increase in cost of goods sold of $4.5 million for the nine months ended September 30, 2015 for the VIP reporting unit primarily because VIP did not generate any cost of goods sold before the date it was acquired on April 22, 2014, and (ii) an increase of $1.4 million related to the GEC acquisition which had $0.7 million of cost of goods sold for the period from July 16, 2014 through September 30, 2014, compared to $2.1 million of cost of goods sold for the nine months ended September 30, 2015.

Gross Profit

Gross profit for the nine months ended September 30, 2015 was $21.4 million or 55% of net sales, compared to gross profit of $10.5 million or 34% of net sales for the nine months ended September 30, 2014. The change in gross profit percentage was impacted by the items discussed under Net Sales and Cost of Goods Sold above.

Operating Expenses

Selling, General and Administrative Expenses

Marketing and Selling Expenses

Marketing and selling expenses for the nine months ended September 30, 2015 were $9.8 million compared to $9.5 million for the nine months ended September 30, 2014, an increase of $0.3 million, or 3%. This increase is primarily attributable to (i) an increase in advertising expense of $3.2 million for the nine months ended September 30, 2015, and (ii) an increase in kiosk space rent of $2.1 million for the nine months ended September 30, 2015. These increases which total $5.3 million were partially offset by reduction in other marketing and selling expenses of $5.0 million. During 2015, we modified our mix of spending to target approaches we believed would be more effective at increasing net sales.

Compensation and Benefits

Compensation and benefits consists of cash-based and stock-based compensation expenses. Cash-based compensation and benefits expense for the nine months ended September 30, 2015 was $8.0 million compared to $5.2 million for the nine months ended September 30, 2014, an increase of $2.8 million, or 53%. The increase in cash-based compensation and benefits is primarily attributable to increases in compensation of $2.6 million associated with the acquisitions of FIN, VIP and GEC which are partially or entirely excluded from the nine months ended September 30, 2014 and included for the entire nine months ended September 30, 2015. For the nine months ended September 30, 2015, we also incurred a retention bonus of $0.3 million associated with our Vapestick reporting unit.

Stock-based compensation expense for the nine months ended September 30, 2015 was $12.2 million compared to $3.7 million for the nine months ended September 30, 2014, an increase of $8.5 million.  This increase in stock-based compensation is primarily due to the recognition of expense over the vesting period related to (i) 32.2 million stock options granted in 2015 with a weighted average grant date fair value of $0.49 per share, and (ii) 3.0 million restricted stock awards granted in 2015 with a weighted average grant date fair value of $0.65.

Stock-based compensation expense is recognized over the vesting period of stock options and restricted stock awards. For a single award with a graded vesting schedule and only service conditions, we recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was in substance multiple awards. Under this method, the recognition of stock-based compensation is accelerated in comparison to the alternative method that treats graded vesting schedules as a single award. As of September 30, 2015, stock-based compensation expense related to unvested stock options and restricted stock of $4.8 million is expected to be recognized in future periods as the options continue to vest.

Professional Fees and Administrative Expenses

Professional fees and administrative expenses for the nine months ended September 30, 2015 was $12.3 million compared to $14.3 million for the nine months ended September 30, 2014, a decrease of $2.0 million, or 14%. Presented below are the major components of professional fees and administrative expenses for the nine months ended September 30, 2015 and 2014, respectively (dollars in thousands):

	2015	2014

Professional fees:
Auditing, accounting and tax	$3,371	$1,448
Litigation, financings and contracts	3,906	3,798
Administrative expenses	5,026	9,047

Total	$12,303	$14,293

Professional fees related to auditing, accounting and tax services were $3.4 million for the nine months ended September 30, 2015 compared to $1.4 million for the nine months ended September 30, 2014, an increase of $2.0 million. This increase was due to a significant increase in the complexity of our annual audit and review of our first two Quarterly Reports on Form 10-Q in 2015, as compared to comparable services incurred in the first nine months of 2014. For the nine months ended September 30, 2015, professional fees related to litigation, financings and contracts were $3.9 million compared to $3.8 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, professional fees related to litigation, financings and contracts included $1.6 million associated with the restructuring of debt agreements. Administrative expenses decreased from $9.0 million for the nine months ended September 30, 2014 to $5.0 million for the nine months ended September 30, 2015. We incurred significantly higher administrative expenses in the first nine months of 2014 to support our increased acquisition activity.

Depreciation and Amortization

Depreciation and amortization relates to our property and equipment and identifiable intangible assets. Depreciation and amortization for the nine months ended September 30, 2015 was $7.0 million compared to $6.6 million for the nine months ended September 30, 2014, an increase of $0.4 million, or 7%. The increase in depreciation and amortization is primarily due to amortization expense being recorded for the entire nine months ended September 30, 2015 but only from the period of acquisition through September 30, 2014 for the first nine months of 2014. The $0.4 million increase in amortization for the first nine months of 2015 was partially offset by the impact of impairment charges recorded in the fourth quarter of 2014 which reduced the cost basis of identifiable intangible assets from approximately $117 million to $64 million at December 31, 2014, a reduction of 45%.

Severance

We did not incur any severance costs for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, severance costs of $0.7 million primarily relate to two former executive officers that terminated employment during the nine months ended September 30, 2015. We had previously entered into employment agreements with both executives and the severance expense represents a mutual settlement of all claims.

Offering Expenses

Commissions, legal fees and other costs that are directly associated with public and private offerings of equity securities are capitalized as deferred offering costs, pending a determination of the success of the offering. Deferred offering costs related to successful offerings are charged to equity in the period it is determined that the offering was successful. Deferred offering costs related to unsuccessful offerings are recorded as expense in the period when it is determined that the offering is unsuccessful. Indirect costs associated with equity offerings are charged to expense in the period incurred. We did not incur any offering expenses for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, offering expense of $4.9 million relates to expenses of a 2014 planned public offering and other expenses associated with equity offerings.

Acquisition Expenses

We incur fees and services that are directly related to the completion of acquisitions. Such costs are included in acquisition costs in the accompanying statements of operations in the period in which they are incurred. We also incur professional fees associated with acquisitions which are included in professional fees and administrative expenses in the period incurred. We did not incur any acquisition expenses for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, we incurred acquisition expenses of $6.3 million, of which $5.0 million was attributable to compensatory earn-out consideration related to our VIP acquisition that closed in April 2014.

Related Party Advisory Agreement

In December 2013, we entered into an advisory agreement whereby a related party provided services primarily related to the distribution of our products. The consideration for these services included warrants that were recorded at fair value. For the nine months ended September 30, 2014, we recognized a net charge under this agreement of $14.8 million based on the fair value of the warrants. Due to the termination of the advisory agreement, no amounts were incurred for the nine months ended September 30, 2015.

Loss on Impairment of Goodwill

We did not incur any impairment losses for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, the Company recognized a loss on impairment of goodwill of $9.0 million. This goodwill impairment loss was due to faster than expected migration of U.S. consumers from our disposable products sold by the FIN reporting unit, which was acquired by us in February 2014.

We review goodwill and other intangible assets for impairment at the reporting unit level annually as of November 1 or more frequently when circumstances dictate. Accordingly, this evaluation will be completed in conjunction with the Company’s valuation firm during the fourth quarter of 2015.

Other Income (Expense)

Warrant and Derivative Fair Value Adjustments

Our warrant and derivative liabilities are shown separately in our statements of operations. These instruments are adjusted to fair market value using appropriate valuation models at the end of each calendar quarter. If the fair value of these liabilities increase during the quarter we recognize a loss in the statement of operations, and if the fair value of the liabilities decrease a gain is recognized in the statement of operations. While numerous factors affect the changes in valuation, gains generally result as the market price for our common stock decreases and losses typically results as the market price increases.

For the nine months ended September 30, 2015, we recognized a gain from changes in the fair value of warrants of $98.9 million as compared to a gain of $26.3 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, we recognized a gain from changes in the fair value of derivatives of $60.7 million as compared to a gain of $24.7 million for the nine months ended September 30, 2014.

Loss on Extinguishment of Debt

When debt is modified, restructured, refinanced or repaid with the same lender before the scheduled maturity date, gains and losses may result if the cash and other consideration exchanged by us is less than or greater than the carrying value of the debt. Careful consideration is required to determine whether each transaction is a modification or an extinguishment since the accounting recognition requirements are substantially different depending on this determination. Additionally, certain of our debt financing agreements provide for penalties if the loans are paid off before maturity and such penalties would also be a factor in determining any gain or loss on extinguishment. For the nine months ended September 30, 2015, we recognized a loss on extinguishment of debt of $70.7 million. For the nine months ended September 30, 2014, we recognized a loss on extinguishment of debt of $3.8 million. The losses on extinguishment of debt for the nine months ended September 30, 2015 and 2014 resulted because the cash and other consideration exchanged to retire debt was greater than the related carrying value of the debt.

Gain on Extinguishment of Warrants

We may enter into negotiations with warrant holders to extinguish warrant agreements whereby gains and losses may results if the cash and other consideration exchanged is less than or greater than the fair value of the warrants on the date of the extinguishment. For the nine months ended September 30, 2015, we recognized a gain on extinguishment of warrants of $49.8 million. We did not recognize a gain or loss on extinguishment of warrants for the nine months ended September 30, 2014.

Interest Expense

The primary components of interest expense consist of (i) interest expense based on the stated rate in the debt financing agreement, (ii) amortization of debt discounts, (iii) amortization of debt issuance costs, (iv) prepayment fees, and (v) other charges. For the nine months ended September 30, 2015, we recognized interest expense of $57.0 million as compared to $18.2 million for the nine months ended September 30, 2014, an increase of $38.8 million. This increase in interest expense for the nine months ended September 30, 2015 was primarily attributable to an increase in borrowings and amortization of higher discounts associated with those incremental borrowings.

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

We incurred debt financing inducement expense for the nine months ended September 30, 2015 of $67.8 million compared to $29.2 million for the nine months ended September 30, 2014, an increase of $38.6 million. For the nine months ended September 30, 2015, debt financing inducement expense was recognized because the fair value of warrants and embedded conversion features issued to the lenders were valued at $87.1 million compared to the proceeds received from the lenders of $19.4 million. For the nine months ended September 30, 2014, we incurred debt financing inducement expense of $29.2 million because the fair value of warrants and embedded conversion features issued to the lenders were valued at $56.6 million compared to the proceeds received from the lenders of $27.4 million.

Income Taxes

For the nine months ended September 30, 2015, we recognized income tax expense of $0.7 million compared to an income tax benefit of $20.8 million for the nine months ended September 30, 2014. Income tax expense recognized for the nine months ended September 30, 2015 was comprised of current income tax expense of $1.1 million related to profits for our businesses in the United Kingdom, partially offset by a deferred income tax benefit of $0.4 million. Income tax expense recognized for the nine months ended September 30, 2014 was comprised of a $24.2 million deferred tax benefit, partially offset by current income tax expense of $3.4 million. The $24.2 million deferred tax benefit resulted from the conclusion that a portion of our deferred tax asset would be realized, allowing for the release of a corresponding portion of the previously established deferred tax valuation allowance.

Non-GAAP Financial Measures- EBITDA and Adjusted EBITDA

We define EBITDA as net income (loss), as determined under GAAP, plus interest expense, income taxes, depreciation and amortization expense. We define Adjusted EBITDA as EBITDA plus expenses incurred under a related party advisory agreement, stock-based compensation expense, severance and retention costs, professional fees related to the restructuring of debt agreements, offering expenses, acquisition expense, losses on sale of assets, impairment of long-lived assets, losses on extinguishment of debt, losses from warrant and derivative fair value adjustments, and debt financing inducement expense; and by subtracting gains from warrant and derivative fair value adjustments, gains from extinguishment of warrants and debt, and gains on sale of assets. These further adjustments eliminate the impact of items that we do not consider indicative of our core operating performance. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we expect to incur expenses that are the same as or similar to many of the adjustments in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

We present EBITDA and Adjusted EBITDA because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. EBITDA and Adjusted EBITDA have limitations as an analytical tool. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures, contractual commitments or working capital needs;
•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;
•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;
•	Similarly, while impairment of long-lived assets is a non-cash expense, recognition of the impairment charge may have a significant impact on the value of our common stock;
•	Adjusted EBITDA excludes expenses under our related party advisory agreement, stock-based compensation arrangements, debt financing inducement expense, changes in the fair value of warrant and derivative instruments, and gains and losses from the extinguishment of debt. While these are noncash gains and losses, their exclusion ignores the significant dilutive impact to our common stockholders as represented by the underlying transactions that gave rise to these excluded gains and losses;
•	EBITDA and Adjusted EBITDA do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and
•	Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income (loss). EBITDA and Adjusted EBITDA should be considered in addition to, but not as a substitute for, any measure of financial performance reported in accordance with GAAP, such as total revenues, income from operations, and net income (loss). The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2015	2014	2015	2014

Net income (loss)	$9,229	$41,415	$(15,490)	$(43,076)
Interest expense	3,809	6,321	57,027	18,168
Depreciation and amortization	2,396	3,172	7,020	6,558
Income tax expense (benefit)	304	3,756	748	(20,781)

EBITDA	15,738	54,664	49,305	(39,131)
Related party advisory agreement	-	(38,688)	-	14,817
Stock-based compensation	(61)	3,564	12,235	3,654
Issuance of common stock for services and settlement of claims	133	-	138	-
Severance expense	74	-	725	-
Retention bonus	-	-	310	-
Professional fees related to restructuring of debt agreements	865	-	1,611	-
Offering expenses	-	397	-	4,921
Acquisition expenses	-	272	-	6,272
Loss on impairment of goodwill	-	-	-	8,966
Debt financing inducement expense	1,331	-	67,765	29,216
Warrant fair value adjustment	(18,637)	(13,868)	(98,898)	(26,324)
Derivative fair value adjustment	(495)	(20,535)	(60,749)	(24,748)
Loss on extinguishment of debt	334	3,794	70,690	3,794
Gain on extinguishment of warrants	-	-	(49,782)	-

Adjusted EBITDA	$(718)	$(10,400)	$(6,650)	$(18,563)

Liquidity and Capital Resources

As of September 30, 2015, we have a working capital deficit of $34.1 million and an accumulated deficit of $418.4 million. We incurred a loss from operations of $28.7 million for the nine months ended September 30, 2015 and $215.2 million for the year ended December 31, 2014. While these operating losses include significant noncash charges for items such as impairment of long-lived assets and stock-based compensation, we also incurred significant cash-based expenses related to the four acquisitions completed in 2014 and an aborted public offering of our common stock during the fourth quarter of 2014. The pace of our acquisitions in 2014 resulted in unanticipated difficulties in fully integrating the newly acquired business units, resulting in inefficiencies that contributed to operating losses.

On September 30, 2015, we entered into a Forbearance Agreement with our largest term loan lender since we did not have adequate capital resources to satisfy the payment of $1.3 million of accrued interest. During 2014 and 2015, we have relied on debt and equity financings to fund our acquisitions and negative operating cash flows. As of September 30, 2015, convertible debt in the aggregate principal balance of $24.7 million will mature during the 12 months ending September 30, 2016. Accordingly, these future debt maturities are a significant factor that contributes to our $34.1 million working capital deficit. If the market price of our common stock does not increase above the conversion prices that range between $0.45 and $0.75 per share, the conversion options will not be exercised and we will be required to make cash payments to retire the maturing principal and accrued interest. Even if the market price of our common stock is higher than the conversion price, there is no assurance that holders will convert which would require us to pay cash. As a result of these and other factors, our capital resources may be insufficient to enable the execution of our global business plan in the near term. These conditions create substantial doubt about our ability to meet our financial obligations and to continue as a going concern.

During the period from January 1, 2015 through October 30, 2015, we completed the following actions to improve liquidity and operating results:

•	On October 30, 2015, we obtained additional term debt financing for $18.0 million. The loan proceeds were used for (i) repayment of convertible debt (including accrued interest and prepayment penalties) for $5.3 million, (ii) repayment of all amounts outstanding under the ExWorks Revolving Loan Agreement for $4.5 million, (iii) settlement of delinquent trade payables and costs of the financing for $4.1 million, (iv) repayment of $0.5 million on the VIP Promissory Notes, and (v) the remaining $3.6 million is available for working capital and other general corporate purposes.
•	Term debt financing in the aggregate original principal amount of $47.2 million was obtained in the second quarter of 2015. This financing enabled the repayment or restructuring of debt that had been in default as of December 31, 2014, and the renegotiation with lenders to eliminate some of the highly dilutive features contained in previous debt instruments and warrants.
•	15% Notes for $19.5 million in principal were restructured to reduce the interest rate from 15.0% to 8.0% and the maturity date was extended for 18 months until July and August of 2016.
•	As of December 31, 2014, we owed an aggregate of $11.0 million for the VIP Promissory Notes and $5.0 million for a related earnout payment. The term debt financing enabled the repayment of $8.0 million of the VIP Promissory Notes and deferral of the repayment date for the $5.0 million earnout until December 2017.
•	In June 2015, we obtained an asset-based working capital loan that provides for future borrowings up to $6,000 to fund working capital needs. As of September 30, 2015, borrowings under the Revolving Loan Agreement amounted to $2.7 million and we had unused borrowing availability of $2.1 million. On October 30, 2015, we repaid all outstanding borrowings and we don't expect to use this facility in the future.
•	We completed favorable settlements with former executives, and certain current and former suppliers and service providers, which resulted in some payments being eliminated and others were deferred over an extended period.
•	We added key employees to address needs in the accounting and information technology functions.

We believe the actions outlined above represent significant progress to improve liquidity and position us for profitable growth. In combination with the successful execution of our plans to further improve efficiency and lower costs, we believe adequate capital resources exist to carry out planned activities through the second quarter of 2016. However, if the market price of our common stock does not increase sufficiently to incentivize conversion of $19.5 million of outstanding convertible debt that matures by the third quarter of 2016, we will be required to seek additional financing or renegotiate an extended due date, of which there can be no assurance that either tactic will be successful. Also, additional financing may be necessary if we are unsuccessful in our defense of ongoing patent infringement litigation scheduled for trial in January 2016.

While substantial doubt as to our going concern status remains, we believe the financing actions taken through October 2015 represent a significant step in the improvement of our liquidity and capital resources. Our consolidated financial statements do not include any adjustments relating to the recoverability and valuation of assets or the amounts and classification of liabilities if we are unable to continue operating as a going concern in the normal course of business.

Our strategic plans are now keenly focused on profitable growth and improving cash flows from operating activities through initiatives that are designed to improve efficiency and lower costs. Specifically, our strategic plans include (i) establish VIP as an international premium brand, (ii) utilize FIN and Vapestick as traditional retail brands, (iii) expand profitably into non-traditional channels, (iv) strengthen the organizational talent base, (v) become a low-cost provider, and (vi) improve working capital.

Comparison of Cash Flows for the Nine Months Ended September 30, 2015 and 2014

Operating Cash Flows

We used cash in our operating activities of $6.5 million for the nine months ended September 30, 2015 compared to $25.2 million for the nine months ended September 30, 2014, an improvement of $18.7 million. The primary factors contributing to improved operating cash flows was a reduction in our operating losses and improved working capital management for the nine months ended September 30, 2015.

Investing Cash Flows

We used cash in our investing activities of $0.9 million for the nine months ended September 30, 2015 compared to $26.6 million for the nine months ended September 30, 2014, an improvement of $25.7 million. The primary use of investing cash flow for the nine months ended September 30, 2014 was the cash component of business combinations of $25.9 million. For the nine months ended September 30, 2015, we did not make any business combinations and our primary use of investing cash flow was $1.5 million for retail kiosks, computer equipment and leasehold improvements associated with an expansion of our business in the United Kingdom. During the nine months ended September 30, 2015 our investing cash inflows consisted solely of the net proceeds of $0.6 million from the sale of real estate and equipment.

Financing Cash Flows

Cash provided by our financing activities was $6.6 million for the nine months ended September 30, 2015 compared to $55.3 million for the nine months ended September 30, 2014, a decrease of $48.7 million. For the nine months ended September 30, 2015, our primary source of financing cash flows consisted of the aggregate net proceeds from borrowings of $17.6 million. The primary use of financing cash flows for the nine months ended September 30, 2015 consisted of principal payments on debt obligations of $10.9 million and payments for debt issuance costs of $0.1 million related to our Revolving Loan Agreement with ExWorks. We also had significant noncash financing activities during the nine months ended September 30, 2015, whereby $43.3 million of new borrowings were utilized to repay previous debt financings, accrued interest and prepayment fees.

For the nine months ended September 30, 2014, our primary source of financing cash flows was the aggregate net proceeds from debt financings of $61.2 million. These borrowings were primarily obtained to finance a portion of the acquisition cost related to business combinations and to refinance debt. Other sources of financing cash flows for the nine months ended September 30, 2014 consisted of net proceeds from the issuance of common stock of $30.6 million and proceeds from the exercise of stock options of $3.3 million. For the nine months ended September 30, 2014, our primary use of financing cash flows was $32.0 million for principal payments to repay debt obligations. Other uses of financing cash flows consisted of $4.3 million of payments for debt issuance costs, restricted cash of $3.0 million and $0.4 million for the repayment of related party advances.

Outstanding Debt and Equity Securities

For a discussion of our outstanding debt and equity securities, please see the tables and related discussions in Note 7. Debt Financing and Note 8. Warrants and Embedded Derivatives to our Financial Statements included in Item 1. Key financings that occurred during the three months ended September 30, 2015, and subsequently, are discussed below.

Amendment to Loan Agreement

On June 30, 2015, along with our wholly owned subsidiaries FIN Branding Group, LLC (“Fin”) and Hardwire Interactive Acquisition Company (“GEC”), we entered into a Loan and Security Agreement (the “Loan Agreement”) with ExWorks Capital Fund I, L.P. (“ExWorks”). The Loan Agreement provided for a revolving line of credit (the “Revolving Loan”) of up to the lesser of $6.0 million and a borrowing base equal to (i) the lesser of $4.0 million and up to 75% of Fin and GEC’s eligible accounts receivable plus 75% of the value of eligible inventory of Fin and GEC plus (ii) the lesser of $2.5 million and up to 75% of the value of eligible inventory of certain of our U.K subsidiaries minus (iii) certain availability reserves. As of September 30, 2015, borrowings under the Loan Agreement amounted to $2.8 million and the Company had unused borrowing availability of $2.1 million. The Loan Agreement provides for interest on outstanding borrowings at 27.0% per annum. Either party may elect to terminate the Loan Agreement on June 30, 2016; however, if neither party elects to terminate, the agreement will be automatically extended for an additional 12 months.

On September 29, 2015, we entered into an amendment to the Loan Agreement whereby ExWorks agreed that during the four-month period through January 31, 2016, it will permit borrowings up to $1.5 million in excess of the borrowing base calculation set forth in the Loan Agreement. In connection with this amendment, we paid ExWorks a closing fee of approximately $0.2 million. We used a portion of the proceeds from the October Amendment discussed below to repay all outstanding borrowings under the Loan Agreement. While we do not intend to utilize this facility in the future, it is currently a source of financing if we elect to utilize it.

Forbearance Agreement

On April 27, 2015, we entered into a Credit Agreement (as amended, the “Credit Agreement”) with an institutional investor (the “Lead Lender”) pursuant to which the Lead Lender made a term loan (“Term Loan”) to us that provided for interest a 12.0% per annum in the original principal amount of $35.0 million. On June 26, 2015, we entered into an amendment to the Credit Agreement (the “June Amendment”) pursuant to which the Lead Lender provided an additional Term Loan to us in the principal amount of $6.0 million, resulting in an aggregate outstanding principal balance outstanding under the Credit Agreement of $41.0 million after the June Amendment.

On September 30, 2015, we entered into a Forbearance Agreement pursuant to which (i) the Lead Lender agreed, among other things, to provide for a forbearance period up to 18 months until March 31, 2017 (the “Forbearance Period”) with respect to the collection of approximately $1.3 million of accrued interest payable to the Lead Lender through September 30, 2015, and (ii) we agreed to issue a common stock purchase warrant to the Lead Lender for aggregate of 5,995,453 shares of our common stock at an exercise price of approximately $0.21 per share. During the Forbearance Period, the $1.3 million forbearance amount accrues interest at 14.0% per annum.

Subsequent Event

On October 30, 2015, we entered into an amendment to the Credit Agreement (the “October Amendment”) pursuant to which the Lead Lender provided an additional Term Loan to us in the principal amount of $18.0 million, resulting in an aggregate outstanding principal balance outstanding under the Credit Agreement of $59.0 million. The entire $59.0 million of outstanding Term Loans bears interest on the outstanding principal balance at the rate of 12.0% per annum, payable on a quarterly basis. For the period commencing October 2016 through March 2018, we are required to make aggregate monthly principal payments under all outstanding Term Loans from the Lead Lender of approximately $1.0 million and the remaining principal balance and accrued interest on such Term Loans is payable in full in April 2018.

In connection with the October Amendment, we granted the Lead Lender a common stock purchase warrant for an aggregate of 40,000,000 shares of common stock exercisable for seven years at an exercise price of $0.45 per share, in substantially the same form as issued to the Lead Lender in connection with the Credit Agreement and the June Amendment.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements for the nine months ended September 30, 2015.

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

For the nine months ended September 30, 2015, there was no change to our total gross unrecognized tax benefit. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting. We evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09, as amended, is effective for the Company on January 1, 2018, with early adoption permitted as of January 1, 2017. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity”. ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. The standard will be effective for our interim periods beginning on January 1, 2016. We are evaluating ASU 2014-16 to determine if this guidance will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU No. 2014-15) that will require us on both an interim and annual basis to evaluate whether there are conditions and events that raise substantial doubt about our ability to continue as a going concern within one year after the financial statements are issued. We will be required to provide certain footnote disclosures if we conclude that substantial doubt exists or when our plans alleviate substantial doubt about our ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017, with early implementation permitted. We are currently evaluating the impact of this ASU on our financial statements, and if we will elect early implementation as of December 31, 2015.

In January 2015, the FASB issued ASU 2015-01, “Income Statement—Extraordinary and Unusual Items”, that will simplify income statement classification by removing the concept of extraordinary items from GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net of tax presentation (and corresponding earnings per share impact) will no longer be allowed. The standard is effective for periods beginning after December 15, 2015 with early adoption permitted as of the beginning of the fiscal year of adoption. We adopted this standard as of January 1, 2015.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation: Amendments to the Consolidation Analysis”. The new standard is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The new guidance must be adopted for interim and annual financial statements issued for the year ending December 31, 2016. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest”, which requires the presentation of debt issuance costs as a direct deduction from the carrying amount of the related debt liabilities. We do not expect ASU 2015-03 to have a material impact on our results of operations, however, adoption will result in the elimination of debt issuance costs as an asset and a corresponding reduction in the carrying amount of our debt financings applied retrospectively to all periods. The new guidance must be adopted for interim and annual financial statements issued for the year ending December 31, 2016.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory: Simplifying the Measurement of Inventory”, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  ASU No. 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for our interim and annual financial statements issued for the year ending December 31, 2016, with early adoption permitted. We do not believe the implementation of this standard will have a material impact on our consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, “Interest-Imputation of Interest”. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, this standard permits the deferral and presentation of debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not believe the implementation of this standard will have a material impact on our consolidated financial statements.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three and nine months ended September 30, 2015 and 2014. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase our costs, including inventory acquisition and distribution costs, compensation and benefits, professional fees, and most other operating expenses.

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

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. All of our debt instruments provide for a stated rate of interest that is fixed as of September 30, 2015, which results in a weighted average rate of 11.2% as of September 30, 2015. If the stated rate of interest on all of our debt financing obligations outstanding at September 30, 2015 were subsequently renegotiated to a weighted average rate that was 1.0% lower or higher, the impact on our interest expense would be a decrease or increase in our annual interest expense of approximately $0.8 million.

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

During the quarter ended September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the identification of multiple and significant control deficiencies that, in aggregate, constitute material weaknesses in our internal control described below, we concluded that as of September 30, 2015, our disclosure controls and procedures were not effective.

The material weaknesses in our internal control over financial reporting identified at the end of the quarter ended September 30, 2015, resulted from deficiencies in our financial reporting infrastructure and an absence of procedures and controls with regard to account reconciliations, journal entries and intercompany accounts. Upon completion of our acquisitions which occurred in 2014, we lacked the requisite personnel necessary to support our accounting operations as we integrated the systems from the companies we acquired. Although we have made progress in remediating these material weaknesses and because many of the remedial actions we have undertaken are recent and still in process, the material weaknesses previously disclosed in our 2014 Annual Report on Form 10-K have not been eliminated as of September 30, 2015.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may become involved in legal proceedings, lawsuits, claims and regulations in the ordinary course of our business. Other than as disclosed in our 2014 Annual Report on Form 10-K, as amended, filed with the SEC on April 1, 2015, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. Other than as disclosed in our 2014 Annual Report on Form 10-K filed with the SEC on April 1, 2015, as amended, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to our knowledge, threatened against or affecting us, our common stock, any of our subsidiaries or of our officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on our financial condition or results of operations.

Item 1A.   Risk Factors.

There have been no changes that constitute a material change from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K filed on April 1, 2015, as amended.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2015, we issued an aggregate if 358,108 shares of our common stock for services rendered and settlement of liabilities against us. The shares were issued in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

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

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Date: November 9, 2015	By:	/s/ Daniel J. O’Neill
Daniel J. O’Neill
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 9, 2015		/s/ Philip Anderson
Philip Anderson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

