Form 10-K
period 2015-12-31
Electronic Cigarettes International Group, Ltd.
filed 2016-03-28
CIK 1398702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                to

Commission File Number 000-52745

Electronic Cigarettes International Group, Ltd.
(Exact Name of Company as Specified in its Charter)

Nevada	98-0534859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1707 Cole Boulevard, Suite 350, Golden, Colorado	80401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(720) 575-4222

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES ☐ NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES ☐ NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES ☐ NO ☑

As of June 30, 2015, 70,482,486 shares of common stock were outstanding. The aggregate market value of the common stock issued as of June 30, 2015, the last business day of the second fiscal quarter, was approximately $20,440,000, based on a price of $0.29 at which the registrant’s common equity was last sold as quoted on the Over-the-Counter Bulletin Board on that date.

The registrant had 75,128,932 shares of its $0.001 par value common stock outstanding as of March 25, 2016.

Documents incorporated by reference

Certain information required by Items 10, 11, 12, 13, and 14 of Part III is incorporated by reference from the proxy statement for the 2016 annual meeting of stockholders.

-i-

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which the Company expect or anticipate will or may occur in the future, including statements related to distributor channels, volume growth, net sales, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. Because they refer to future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” “up to,” and similar terms and phrases. Though we believe that the expectations reflected in these statements are reasonable, they involve certain assumptions, risks and uncertainties. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

-ii-

GLOSSARY OF INDUSTRY TERMINOLOGY

“Atomizer” is a device contained in a metal housing that screws into the battery and turns the liquid into a vapor.

“Cartomizer” is an assembly for use in an E-cigarette that holds the E-liquid and includes an atomizer. There are two kinds of cartomizers:

“Non-refillable Cartomizers” are cartomizers that are not intended to be refilled by the user; and

“Refillable Cartomizers” are cartomizers that are intended to be refilled by the user.

“Cartridge” means an assembly for use in an E-cigarette that holds the E-liquid, but excludes cartomizers. There are two kinds of cartridges:

“Non-refillable Cartridges” are cartridges that are not intended to be refilled by the user; and

“Refillable Cartridges” are cartridges that are intended to be refilled by the user.

“E-cigarette” means a personal vapor delivery device which produces a vapor using an atomizer to transform an E-liquid to be inhaled by the user. There are three kinds of E-cigarettes:

“Disposable E-cigarette” means an E-cigarette whose battery cannot be recharged.

“Rechargeable Non-refillable E-cigarette” means E-cigarette that contains a Non-Refillable Cartomizer or a Non-Refillable Cartridge and whose battery can be recharged.

“Rechargeable Refillable Electronic Cigarette” means an E-cigarette that contains a Refillable Cartomizer or a Refillable Cartridge and whose battery can be recharged.

“E-liquid” means a liquid or gel solution or other material to be vaporized (which may or may not contain nicotine) to produce a vapor to be inhaled by the user of an E-cigarette.

-iii-

PART I

Item 1.          Business

Overview

We are an independent marketer and distributor of vaping products and E-cigarettes. Our objective is to become a leader in the rapidly growing, global E-cigarette segment of the broader nicotine related products industry which include traditional tobacco. E-cigarettes are battery-powered products that simulate tobacco smoking through inhalation of nicotine vapor without the fire, flame, tobacco, tar, carbon monoxide, ash, stub, smell and other chemicals found in traditional combustible cigarettes. The global E-cigarette market is expected to grow to $51 billion, or a 4% share of the worldwide tobacco market, by 2030. The growth is forecast to come at the expense of traditional tobacco, not from new smokers entering the category. Numerous research studies and publications have recognized that E-cigarettes are a preferred method for smokers to quit, and the most effective.

We accommodate the various product preferences of E-cigarette users by offering a comprehensive set of products, including disposables, rechargeables, tanks, starter kits, E-liquids, open and closed-end vaping systems and accessories. Our products consist of durable components and nicotine liquids that undergo rigorous quality testing during production. Our global brand portfolio includes the FIN, VIP, VAPESTICK, E-CIG, PRO VAPOR and VICTORIA brands. We believe that this combination of product breadth and quality, combined with our effective brand strategy, resonates strongly with adult consumers who associate our products with ease of use, quality, reliability and great taste.

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

The E-cigarette is still in the early stages of its market penetration, and thus is highly fragmented with approximately 250 brands worldwide according to the CDC. Primarily propelled by the cannibalization of the traditional tobacco industry, the global E-cigarette industry has recently experienced dramatic growth. According to Canaccord Genuity, E-cigarettes accounted for approximately $4.8 billion in 2014 of global retail sales, with approximately 44% of such E-cigarette sales generated in the U.S., 31% of sales generated in Europe, and 25% of sales generated in the rest of the world. Euromonitor also projects E-cigarette sales to be approximately $51 billion, or 4% of the global tobacco and tobacco alternatives market, by 2030. We believe that we are well positioned to benefit from, and take advantage of, these attractive market trends in the coming years.

Strategic Overview

We undertook a complete strategic review in the Fall of 2015 and agreed on the following:

Vision. Our Vision is to become the most sought after independent E-vapor company in the world; by consumers, investors, and major tobacco companies as measured by annual stock performance.

Mission. Our Mission is to develop a dual global brand strategy delivering net income moving from negative in 2015 to a target net income margin of 14% by 2017.

Six Strategic Drivers

We have identified the following Six Strategic Drivers to achieve ECIG’s mission and realize our vision:

•	Establish VIP as the #1 premium global brand in the segment, measured by net revenue;
•	Utilize the FIN and Vapestick brands as the traditional retail brands;
•	Expand profitably into non-traditional channels and new markets through distribution partnerships;
•	Strengthen the organizational talent base;
•	Become a low-cost provider; and
•	Improve working capital

Path to Profitable Growth

Our pathway to achieve profitable growth includes the following:

•	Continue to expand VIP business through the following tactical priorities:
o	Add 25+ new kiosks in existing countries
o	Add 10+ new kiosks throughout Europe
o	Test kiosk expansion throughout the USA
o	Expand the product line to fill competitive gaps
•	Improve major retailer focus through the following tactical priorities:
o	Vapestick regional rollout adding 250 to 500 stores
o	Add one new major customer
o	Expand into non-retail channels
•	Expand profitably into non-traditional channels through the following tactical priorities:
o	Capitalize on opportunities in e-commerce
o	VIP – New focus in the UK / Launch website in the USA
o	FIN – Continue to capture upside from revitalized website
o	Vapestick – U.S. website to be launched in April 2016
o	Two new channel opportunities being reviewed

•	Strengthen the organization’s capabilities and talent base through the addition of two new positions while holding payroll flat and decrease payroll as a percentage of sales.

Principal Products

E-cigarettes are battery-powered products that enable users to inhale vapor without smoke, tar, ash or carbon monoxide. Some E-cigarettes look like traditional cigarettes, and, regardless of their construction, are comprised of three functional components:

•	a mouthpiece, which is a small plastic cartridge that contains a liquid nicotine solution;
•	a heating element that vaporizes the liquid nicotine so that it can be inhaled; and
•	the electronics, which include a lithium-ion battery, an airflow sensor, a microchip controller and an LED, which illuminates to indicate use.

When a user draws air through the E-cigarette, the air flow is detected by a sensor, which activates a heating element that begins to vaporize the solution stored in the mouthpiece. As the solution is vaporized, it can be inhaled by the user. The cartridge contains either a nicotine solution or a nicotine-free solution, either of which may be flavored.

We believe we offer smokers an alternative to traditional cigarettes for the following reasons. Our products, which contain only four principal ingredients versus more than 4,000 ingredients and chemicals in tobacco cigarettes, are free of tar and other chemical substances which are produced in traditional cigarettes. No burning or combustion occurs while using E-cigarettes. Our E-cigarettes are rechargeable by an electric outlet or car charger so there are no cigarette butts or ashes to dispose of. The United States Food and Drug Administration (“FDA”) has not, nor has the medical community, fully studied the possible health effects of E-cigarette products. Although certain countries, cities, businesses and providers of transportation have banned the use of E-cigarettes, we believe we provide adult consumers an opportunity to use our products in additional places without the social stigmas increasingly associated with traditional cigarettes.

Our products are sold under multiple brands, including but not limited to FIN, Vapestick and VIP.  E-cigarettes are typically sold individually, with refills sold in multi packs with each refill equivalent to approximately 1.5 to 2.5 packs of traditional cigarettes.  Customers are also able to purchase starter kits, which generally consist of a rechargeable battery, a charger and various quantities of E-cigarettes, and customers are able to purchase such items separately in addition to other products such as carrying cases and refills.  E-cigarette cartridges are available in a variety of flavors and, we offer a full range of E-cigarette products and related accessories including disposable E-cigarettes, rechargeable kits, prefilled cartomizers, E-liquids, and carry and charging cases.

Operations

E-cigarettes are a relatively new product segment that has only started to gain meaningful consumer traction during the past four years.   We believe that all of our major competitors obtain virtually all of their components from the People’s Republic of China (“China”), with a few competitors sourcing flavoring systems in the United States and Europe.  There are multiple sources for production of E-cigarettes in China, with most major competitors sourcing from two or three major factories, the same ones utilized by us.  Warehousing and transportation is performed and/or organized either by the producers, or set up independently by us. Federal Express, DHL, Container Shipping, and other major global shippers and freight forwarders are all involved in the supply chain.

Distribution

We distribute E-cigarettes through multiple channels, including traditional retail kiosks, company owned retail kiosks and online.   The online business is comprised of subscribers that receive product refills for their rechargeable kits monthly, and consumers that buy directly via our e-commerce website.  Our distribution to United States retail stores is done direct and via distributors as a way to scale our resources.

Our international business also represents significant growth potential as we continue to enter into distribution agreements with established retailers and distributors in major international markets.

We have entered into distribution agreements with certain distributors in the United States to distribute our various products, and are in the process of finalizing distribution agreements with other distributors for the distribution of our products in Europe.

Competition

The E-cigarette industry is extremely competitive and currently has low barriers to entry. Competition is based on availability, brand development and price.  We compete with other sellers of E-cigarettes, such as big tobacco companies, pharmaceutical companies, independent domestic and international E-cigarette companies, small internet and kiosk E-cigarette companies as well as multiple resellers and distributors. Our direct competitors sell products that are substantially similar to ours and through the same channels we use to sell our products. We compete with these direct competitors for sales through the internet as well as distributors, wholesalers and retailers including national chain stores, tobacco shops, gas stations, grocery chains and other outlets associated with the selling of tobacco products.

Intellectual Property

Trademarks

We own the United States trademark for the “VICTORY” brand for E-cigarettes which has been approved by the U.S. Patent and Trademark Office for publication. Additionally, we own the trademarks for the “FIN” brand, “VAPESTICK” brand and “VIP” brand for E-cigarettes.

Patents and Patent Litigation

We do not currently own any domestic or foreign patents relating to E-cigarettes.

In January 2016, we settled patent litigation as described in “Item 3 – Legal Proceedings” in this Report. Under the terms of the settlement, we obtained a non-exclusive global license under the patents asserted in the litigation and certain other E-cigarette related technology patents in exchange for a future royalty based on net sales of certain products.

Principal Suppliers

We currently have no internal manufacturing capabilities. Our products are manufactured to meet our design specifications by third party manufacturers. We source the majority of our products from two suppliers in China. The remainder of our products are sourced in the United States and the United Kingdom. These suppliers also supply and produce products for many of our competitors. We believe that several alternative sources for our products are also available.

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

On April 25, 2014, the FDA issued a proposed regulation that would extend the agency’s authority under the FDA Tobacco Act to other tobacco products not currently regulated by the agency, such as e-cigarettes, cigars, pipe tobacco and hookah. The proposed regulations would, among other things:

•	establish minimum age and identification restrictions to prevent underage sales;
•	require specific health warnings;
•	require registration with the FDA and reporting of product and ingredient listings;

•	prohibit distribution of free samples of the newly deemed products;
•	prohibit most vending machine sales; and
•	require FDA review to market new tobacco products

The proposed regulation was open for public comment from all interested parties through August 8, 2014. The FDA will evaluate all comments it has received from the various stakeholders in preparation for issuance of a final rule, expected later in 2016.

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

As a result of FDA import alert 66-41 (which allows the detention of unapproved drugs promoted in the U.S.), U.S. Customs has from time to time temporarily, and in some instances indefinitely, detained products sent to us by our Chinese suppliers.  If the FDA modifies the import alert from its current form, which allows U.S. Customs discretion to release our products to us, to a mandatory and definitive hold we will no longer be able to ensure a supply of saleable product, which will have a material adverse effect on our business, results of operations and financial condition. However, we believe this FDA import alert will become less relevant to us as and when the FDA regulates E-cigarettes under the Tobacco Control Act.

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

International Regulation

The Tobacco industry expects significant regulatory developments to take place internationally over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). As of December 31, 2015, 194 countries, including the European Union, have become parties to the FCTC. The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;
•	restrictions or bans on advertising, marketing and sponsorship;
•	the display of larger health warnings, graphic health warnings and other labeling requirements;
•	restrictions on packaging design, including the use of colors and generic packaging;
•	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;
•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituent levels;
•	requirements regarding testing, disclosure and use of tobacco product ingredients;
•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;
•	elimination of duty free allowances for travelers; and
•	encouraging litigation against tobacco companies.

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

Our U.K. management team has been proactive in addressing the above restrictions and will be fully compliant in advance of the enactment date in May 2016, which could provide a competitive advantage if competitors are unable to comply with the new regulations.

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

Corporate Information

History

Victory Electronic Cigarettes, Inc. (“VEC”) was founded in April 2012, initially as an online E-cigarette business. In March 2013, VEC launched its first products through retail outlets, offering disposable E-cigarettes in regular and menthol flavors under the VICTORY brand.

Teckmine Industries, Inc. (“Teckmine”) was incorporated in the state of Nevada on May 19, 2004. In July 2007, Teckmine became a public company traded in the Over the Counter Market. On June 25, 2013, pursuant to a share exchange agreement, Teckmine acquired the Company whereby the existing stockholders of VEC exchanged 100% of the issued and outstanding shares of common stock of VEC for 2,166,667 shares of Teckmine’s common stock. After the consummation of the share exchange, stockholders of VEC owned 60.9% of Teckmine’s outstanding common stock. For accounting purposes, the share exchange was treated as a reverse acquisition with VEC as the acquirer and Teckmine as the acquired party. On July 11, 2013, Teckmine changed its name to Victory Electronic Cigarettes Corporation, and on July 2, 2014, the name was changed again to Electronic Cigarettes International Group, Ltd. (referred to herein as the “Company”, “we”, “us” and “our”)

During 2014, we completed four strategic acquisitions:

•	On January 9, 2014, we completed the acquisition of Vapestick. Vapestick owns the VAPESTICK brand, under which it sells E-cigarettes in Europe. Vapestick was founded in 2010 by co-founders Michael Clapper and Michiel Carmel. With its distinctive black and chrome style designs and signature blue light tips, VAPESTICK is sold both online (www.vapestick.co.uk) and through thousands of retail outlets across the United Kingdom and Europe, including Tesco, Costco, Harrods and Bargain Booze. Our distribution throughout Europe beyond the United Kingdom is still in its infancy and represents a small portion of our distribution network. Vapestick is a founding member of the European Electronic Cigarette Industry Trade Association.

•	On February 28, 2014, we completed the acquisition of FIN. FIN, a wholly owned subsidiary of ours after the merger, was founded in 2011. FIN Represents our leading U.S. brand and has recently been rebranded in a new white modern package design. This brand has a strong growing E-commerce business.

•	On April 22, 2014, we completed the acquisition of VIP. VIP, which is based in Manchester, United Kingdom, was founded in 2009. VIP has developed a broad portfolio of products that includes traditional rechargeable and disposable E-cigarettes, open and closed-end vaping systems, tanks and E-liquids.

•	On July 16, 2014, we completed the acquisition of the assets of Hardwire Interactive Inc., a British Virgin Islands company (“Hardwire”), pursuant to an asset purchase agreement with Hardwire and the selling owners of Hardwire. Hardwire has an established online expertise in marketing E-cigarettes to adult consumers.

A further description of the terms of these acquisitions is described in Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

Subsidiaries

We are a holding company and run our operations through four wholly-owned subsidiaries consisting of Victory E-cigarettes, Inc., a Nevada corporation, Vapestick Holdings Limited, a company incorporated under the laws of England and Wales, VCIG LLC, a Delaware limited liability company, which owns 100% of FIN Branding Group, LLC, and Must Have Limited, an England and Wales incorporated limited company. Through our wholly-owned subsidiaries, we operate in a single segment in which we use one measure of profitability.

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

Employees

We currently have approximately 275 employees, principally in Europe responsible for operating our kiosk and shop locations. Apart from kiosk operations, across all functions of finance, supply chain, legal, sales, marketing, and customer service, we have approximately 25 employees.  We engage independent contractors to provide services as necessary, particularly with respect to our regulatory compliance efforts. None of our staff are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relations with our employees are excellent.

Item 1A - Risk Factors

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

Risks Related to Our Business

We have incurred significant net losses and cannot assure you that we will achieve or maintain profitable operations, and our auditors have issued a “going concern” audit opinion.

As of December 31, 2015, we had an accumulated deficit of $454.4 million. We had a net loss of $44.2 million for the year ended December 31, 2015. During the year ended December 31, 2015 we generated gross profit of $38.5 million and an operating loss of $44.6 million while net cash used in operating activities was $26.2 million. As of December 31, 2015, we had cash and equivalents of $0.7 million and a working capital deficit of $83.0 million. Accordingly, substantial doubt exists about our ability to continue as a going concern and we cannot assure you that we will achieve sustainable operating profits as we continue to expand our infrastructure, restructure our balance sheet, further develop our marketing efforts, and otherwise implement our growth initiatives.

Our independent auditors have indicated in their report on our December 31, 2015 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

Our Former 15% Notes will mature in the third quarter of 2016. We may be unable to retire the entire amount through the payment of cash at that time.

In July 2016 and August 2016, $19.5 million of principal amount of our Former 15% Notes will mature. If the market price of our common stock does not increase above the conversion prices that range between $0.45 and $0.75 per share, the conversion options will not be exercised and we will be required to seek additional financing to retire the debt or renegotiate an extended due date, of which there can be no assurance that either tactic will be successful. Even if the market price of our common stock is higher than the conversion price, there is no assurance that holders will convert which would require us to pay cash to retire the debt at maturity. Our capital resources are currently insufficient to enable the execution of our global business plan in the near term and be in position to pay cash to retire the full amount of debt. Any default on the repayment of these notes will have material adverse effect on our operations.

Our three years of operating history and acquisitions within the last two years make it difficult to accurately predict our future sales and appropriately budget our expenses.

In April 2012, we began marketing and distributing electronic cigarettes. In addition, during 2014 we acquired four other E-cigarette businesses. Because of our brief operating history, our acquisition activity in 2014, and management turnover in 2015, it is difficult to accurately predict our future sales and appropriately budget our expenses. Acquisitions involve a number of risks, including possible adverse effects on our operating results during the integration process (which occurred in 2014 and into 2015), the potential loss of customers or employees in connection with the acquisition, delays or reduction in realizing expected synergies, and unexpected liabilities relating to the acquired business. Additionally, our operations will be subject to other risks inherent in the establishment of a developing new business, including, among other things, efficiently deploying our capital, developing our products, expanding our supply and distribution capabilities, developing and implementing our marketing campaigns and strategies, entering into international markets, and personnel management. Our ability to generate future sales will be dependent on a number of factors, many of which are beyond our control, including the pricing of competing products, overall demand for E-cigarettes, changes in consumer preferences, market competition and government regulation, including significant compliance costs. If our sales do not increase as anticipated, or sales prices do not provide for sufficient gross margins, we could incur significant losses due to our higher infrastructure expense levels if we are not able to decrease our advertising and operating expenses or realize other expected synergies in a timely manner to offset the increase in our infrastructure expenses.

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

The medical profession has not yet published a study on the long-term health effects of E-cigarette use. Currently, therefore, there is no way of knowing whether or not E-cigarettes are safe for their intended use. If the medical profession were to determine conclusively that E-cigarette usage poses long-term health risks, E-cigarette usage could decline, which could have a material adverse effect on our business, results of operations and financial condition.

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

For example, Minnesota has levied an excise tax that is 95% of wholesale price on the sale of most tobacco products other than traditional cigarettes. The tax currently excludes (i) reusable and refillable devices or components and (ii) cartridges and E-juice with no nicotine content; but no longer excludes (i) one-time E-cigarettes and (ii) cartridges and E-juice containing nicotine.

Similarly, in New Jersey, state legislators are contemplating a 75% wholesale tax on the sale of E-cigarettes, which, if passed, may likewise have a material adverse effect on the demand for our products.

We may be unable to establish the systems and processes needed to track and submit the excise and sales taxes we collect through internet sales, which would limit our ability to market our products through our websites which would have a material adverse effect on our business, results of operations and financial condition. States such as New York, California, Rhode Island and North Carolina have begun collecting sales taxes on internet sales where companies have used independent contractors in those states to solicit sales from residents of that state. The requirement to collect, track and remit sales taxes based on independent affiliate sales may require us to increase our prices, which may affect demand for our products or conversely reduce our net profit margin, either of which would have a material adverse effect on our business, results of operations and financial condition.

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

In January 2016, we settled patent litigation as described in Item 3 - Legal Proceedings. We agreed to pay $5.4 million and will be required to pay royalties based on a percentage of certain net sales to the patent holder in this settlement. The payment of these amounts, and the payment of amounts in settlement or adjudication of possible future claims of patent infringement will make it more difficult for us to operate profitably.

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

Our total assets include substantial intangibles. As of December 31, 2015, our total assets were $95.3 million, of which $81.9 million consisted of goodwill and other identifiable intangibles. The assets are primarily associated with our recently completed acquisitions of Vapestick, FIN, MHL and GEC. Goodwill represents the excess of the purchase price we paid over the fair value of the net tangible and identifiable intangible assets we acquired. Such assets are recorded at fair value on the date of a business acquisition and are reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. In 2014, we recorded significant impairment losses and we may be required to recognize an impairment of intangibles in the future due to market conditions or other factors related to our performance. These market events could include a decline over a period of time of our stock price, a decline over a period of time in valuation multiples of comparable E-cigarette companies, the lack of an increase in our market price consistent with our peer companies, or decreases in control premiums. A decline in the forecasted results in our business plan, such as changes in our expected growth in our distribution channels, new market entries or decreases in prices or profit margins, could also result in an impairment charge. Recognition of impairments of a significant portion of goodwill would negatively affect our reported results of operations and total capitalization, the effect of which could be material and could make it more difficult to secure financing on attractive terms and meet expectations of our investors. We recognized significant intangible asset impairments totaling approximately $144.4 million in 2014 and $13.0 million in 2015 principally related to two of our four business acquisitions.  We can give no assurance that we will not be required to record any additional goodwill or other intangible asset impairments on these acquisitions or on any of our other acquired businesses in the future.

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

In connection with our preparation of our filings of our quarterly reports on Form 10-Q and our annual reports on Form 10-K for this year and last year, there were material weaknesses in our internal control over financial reporting (ICFR). A material weakness is a deficiency, or a combination of deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected by management on a timely basis.

Due to our recent acquisitions and the terms and manner in which they were funded, we lacked the requisite personnel necessary to support our accounting operations as we integrated the systems from the companies we acquired, and lacked the financial expertise necessary for the timely and accurate preparation and internal review of our consolidated financial statements. During the third quarter of 2015, we relocated our corporate headquarters and information technology assets to Colorado. Additionally, during 2015 we hired new personnel to provide corporate accounting and financial reporting services. While we believe significant improvements were achieved during the second half of 2015, additional time is required to evaluate the effectiveness of these changes and to fully develop our entity level and process level control environment. We have also begun the process of planning for the implementation of a global ERP system that we believe should enhance our overall finance infrastructure as well as expedite our reporting process. Although we are actively engaged in the planning for, and implementation of, these remediation efforts, we can give no assurance as to how quickly we will be able to remedy the material weaknesses described above, or that no additional material weaknesses will occur in the future. Pursuant to Sections 404(a) and (b) of the Sarbanes-Oxley Act, we evaluated the effectiveness of our internal control over financial reporting and concluded that material weaknesses continue to exist.

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

The loss of any of our key employees could adversely affect our business. Due to our association with the tobacco industry, we may experience difficulty in identifying and hiring qualified executives and other personnel in some areas of our business. This difficulty is primarily attributable to the health and social issues associated with the tobacco industry. The loss of services of any key employees or our inability to attract, hire and retain personnel with requisite skills irrespective of the tobacco industry constraints, could restrict our ability to develop new products, enhance existing products in a timely manner, sell products or manage our business effectively. These factors have had, and could continue to have a material adverse effect on our business, results of operations and financial condition.

Currently, we do not have key person life insurance on our executive officers or board members and may be unable to obtain such insurance in the near future due to high cost or other reasons. The loss of the services of any of our executive officers or key employees could have a material adverse effect on our business, if we are unable to find suitable replacements.

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

At present, we generate significant revenues through the sale of our products through our websites. We manage our websites and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, prospects, financial condition and results of operations. We rely on encryption and authentication technology licensed from other companies to provide the security and authentication necessary to effect secure internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. For example, the storage and loss of credit card numbers that may reside on our servers and be used directly by us or by our service suppliers (e.g., merchant account processors). Our security measures may not prevent security breaches. Our failure to prevent these security breaches may result in consumer distrust and may adversely affect our business, results of operations and financial condition.

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

The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). As of December 31, 2015 there were 194 parties to the FCTC, including the European Union. The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;
•	restrictions or bans on advertising, marketing and sponsorship;
•	the display of larger health warnings, graphic health warnings and other labeling requirements;
•	restrictions on packaging design, including the use of colors and generic packaging;
•	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;
•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents’ levels;
•	requirements regarding testing, disclosure and use of tobacco product ingredients;
•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;
•	elimination of duty free allowances for travelers; and
•	encouraging litigation against tobacco companies.

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

Our board of directors is authorized to issue additional shares of our stock and the conversion or exercise of outstanding securities into common stock would dilute existing shareholders.

We are currently authorized to issue up to 300,000,000 shares of common stock and as of March 18, 2016 have issued 75,128,932 shares of common stock. Our board of directors may issue additional shares of our common stock for such consideration as they may consider sufficient, including in connection with any acquisitions we may consummate in the future, without seeking stockholder approval. As of December 31, 2015, there were 362,270,703 shares underlying all of the common stock options, warrants, convertible debt, and unvested restricted stock presently outstanding. Accordingly, the Company has an authorized share deficiency of 136,822,709 shares to accommodate all such exercise and conversion requests through the remaining unissued common shares. In order to increase the number of shares available to cover the authorized share deficiency, the Company would need either to (i) amend its articles of incorporation to increase the amount of its authorized common shares or (ii) effect a reverse stock split which would decrease the current number of shares issued and outstanding as well as the number of shares issuable upon exercise or conversion of its outstanding stock options, warrants and convertible debt. Either of these corporate actions would require shareholder approval. The issuance of additional shares of common stock in the future or the issuance of any shares underlying the options, warrants and convertible debt will reduce the proportionate ownership and voting power of current stockholders.

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

Certain of our debt financing agreements contain covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues.

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

Item 1B.          Unresolved Staff Comments.

None.

Item 2.          Properties.

Our corporate headquarters is located at 1707 Cole Boulevard, Suite 350, Golden, Colorado 80401, subject to a lease agreement set to expire in November 2018. We believe our new corporate offices are suitable and adequate to operate our business at this time and for the foreseeable future.

VIP leases a warehouse and office facility in Radcliffe, England, having an area of approximately 18,500 square feet, at an annual rental rate of £118,000 ($174,640 as of December 31, 2015). The lease expires in February 2025 but provides for a break option in February 2020. We also lease retail space for our kiosks. As of December 31, 2015, we leased approximately 100 kiosk and shop locations for an aggregate monthly rental of £240,000 (approximately $340,000).

Item 3.           Legal Proceedings

Settlement of Patent Infringement Litigation

On June 22, 2012, Ruyan Investment (Holdings) Ltd. (“Ruyan”) filed a lawsuit against our subsidiary FIN Branding Group, LLC, as well as several other manufacturers and distributors of E-cigarettes, alleging infringement of certain U.S. Patent No. 8,156,944 (the “’944 patent”) based on the manufacture, use, importation, marketing and/or sale of the Finiti and FIN disposable E-cigarettes. On July 31, 2012, FIN filed an answer and counterclaims against Ruyan in the lawsuit. The lawsuits against FIN and other lawsuits brought against third-party manufacturers and distributors of E-cigarettes were consolidated for discovery purposes as Ruyan Investment Holdings Ltd. vs. Soterra, Inc., et. al., Case No. 2:12 CV-05454-GAF-FFM. This lawsuit was transferred from Ruyan to an affiliate of Fontem Ventures B.V. (“Fontem”) upon completion of Fontem’s acquisition of the patents in suit in October 2013.

On March 5, 2014, Fontem filed a complaint against us and FIN alleging infringement of U.S. Patents Nos. 8,365,742 (the “’742 patent”), 8,375,957 (the “’957 patent”), 8,393,331 (the “’331 patent”), and 8,490,628 (the “’628 patent”) based on the manufacture, use, importation, marketing and/or sale of Victory and FIN disposable and rechargeable E-cigarettes and their components. On April 8, 2014, Fontem filed an amended complaint additionally alleging infringement of U.S. Patent No. 8,689,805 (the “’805 patent”).  The Company and FIN filed an answer and counterclaims against Fontem on May 15, 2014. The counterclaims sought a declaratory judgment that the Company and FIN have not and do not infringe the asserted patents and that the asserted patents are invalid. Fontem filed an answer to the counterclaims on May 23, 2014. On December 23, 2014, the Court consolidated the lawsuit against the Company and FIN with the lawsuits Fontem filed against other third-party manufacturers and distributors of E-cigarettes for purposes of discovery, claim construction, and related common matters under Case No. 2-14-cv-1645.

On October 21, 2014, Fontem filed a complaint against the Company and FIN alleging infringement of U.S. Patents Nos. 8,863,752 (the “’752 patent”) and 8,893,726 (the “’726 patent”) based on the manufacture, use, importation, marketing and/or sale of Victory and FIN disposable and rechargeable E-cigarettes and their components. The case was filed in the United States District Court for the Central District of California as Case No. CV14-8156-BRO-PJW. On December 2, 2014, Fontem filed another complaint against us and FIN alleging infringement of U.S. Patents Nos. 8,899,239 (the “’239 patent”) and 8,910,641 (the “’641 patent”) in the United States District Court for the Central District of California as Case No. CV14-9268-GW-MRW. On January 12, 2015, the Company and FIN filed answers and counterclaims against Fontem; the counterclaims sought a declaratory judgment that the Company and FIN have not and do not infringe the asserted patents and that the asserted patents are invalid. Fontem filed answers to the counterclaims on February 5, 2015. These two cases were subsequently consolidated with Case No. 2-14-cv-1645 for purposes of discovery, claim construction, and related common matters.

On January 5, 2016, the Company reached a settlement with Fontem which resolved all ongoing litigation in exchange for the payment of approximately $5.4 million for damages incurred through January 4, 2016. Under the terms of the settlement, Fontem granted the Company a non-exclusive global license under the patents asserted in the litigation and certain other e-vapor technology related patents in exchange for an ongoing royalty payment based on a percentage of certain net sales.

Other Litigation

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

Market Information

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

	Low	High

Year ended December 31, 2014:
First quarter	$144.76	$282.01
Second quarter	91.80	184.51
Third quarter	72.00	139.51
Fourth quarter	0.87	75.45

Year ended December 31, 2015:
First quarter	$0.56	$2.61
Second quarter	0.26	0.64
Third quarter	0.24	0.42
Fourth quarter	0.21	0.36

Holders

As of March 18, 2016, there were approximately 144 holders of record of our common stock. However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street” name through brokerage clearing houses, depositories or other means in unregistered form.

Dividends

We have never declared or paid dividends on our common stock, and our board of directors does not intend to declare or pay any dividends on our common stock in the foreseeable future. Any earnings are expected to be retained for use in expanding our business. The declaration and payment in the future of any cash or stock dividends on our common stock will be at the discretion of the board of directors and will depend upon a variety of factors, including our future earnings, capital requirements, financial condition and such other factors as our board of directors may consider to be relevant from time to time.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2015.

Item 6.          Selected Financial Data.

As a smaller reporting issuer, we are not required to provide the information under this Item.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As discussed in Note 1 to the consolidated financial statements included in Item 8 of this Report, the previously reported financial statements for the year ended December 31, 2014, have been revised to correct the effects of two accounting errors. These errors were determined to be quantitatively and qualitatively immaterial to the previously reported financial statements for 2014, and, as such, the revision of those financial statements was made in this report. Accordingly, the discussion herein is based on the revised amounts for 2014.

This discussion includes forward-looking statements. Please refer to Cautionary Information Regarding Forward-Looking Statements on page ii of this Report for important information about these types of statements. Additionally, please refer to the Glossary of Industry Terminology on page iii of this Report.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying consolidated financial statements in Item 8 of this Report. Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

Overview

We are an independent marketer and distributor of vaping products and E-cigarettes. Our objective is to become a leader in the rapidly growing, global E-cigarette segment of the broader nicotine related products industry which include traditional tobacco. E-cigarettes are battery-powered products that simulate tobacco smoking through inhalation of nicotine vapor without the fire, flame, tobacco, tar, carbon monoxide, ash, stub, smell and other chemicals found in traditional combustible cigarettes. The global E-cigarette market is expected to grow to $51 billion, or a 4% share of the worldwide tobacco market, by 2030. The growth is forecast to come at the expense of traditional tobacco, not from new smokers entering the category. Numerous research studies and publications have recognized that E-cigarettes are a preferred method for smokers to quit, and the most effective.

We accommodate the various product preferences of E-cigarette users by offering a comprehensive set of products, including disposables, rechargeables, tanks, starter kits, E-liquids, open and closed-end vaping systems and accessories. Our products consist of durable components and nicotine liquids that undergo rigorous quality testing during production. Our global brand portfolio includes the FIN, VIP, VAPESTICK, E-CIG, PRO VAPOR and VICTORIA brands. We believe that this combination of product breadth and quality, combined with our effective brand strategy, resonates strongly with adult consumers who associate our products with ease of use, quality, reliability and great taste.

The previous focus of “striving to offer our product to every point of distribution where traditional cigarettes are available” has been altered over the last year. In fact, ECIG has been paring back retail distribution and focusing on accounts where profitable long-term, strategic partnerships can be developed. Our goal is to become the most profitable independent E-cigarette company in the world, delivering profitable growth to enhance shareholder value. We expect to achieve this goal by focusing on six primary strategic drivers:

•	Establish VIP as the # 1 premium global brand in the segment, measured by net revenue;
•	Utilize the FIN and Vapestick brands as the traditional retail brands;
•	Expand profitably into non-traditional channels and new markets through distribution partnerships;
•	Strengthen the organizational talent base;
•	Become a low-cost provider; and
•	Improve working capital.

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

Cost of Goods Sold

Cost of goods sold primarily consist of the costs of products which are manufactured by our suppliers, plus freight-in and packaging. Beginning in the first quarter of 2016, cost of goods sold will also include royalties under a patent license agreement entered into in January 2016.

Operating Expenses

Our marketing and selling expenses are primarily attributable to our GEC membership programs as well as other brand-specific E-Commerce activity. Our general and administrative costs consist primarily of compensation and benefit expenses, including stock-based compensation; legal, auditing and other professional fees associated with our status as a public company; travel expenses, facility-related costs, such as rent, depreciation and amortization, and information technology and communications costs.

Non-Operating income and Expenses

Non-operating income and expenses include interest expense on our debt financing obligations, gains and losses related to the issuance and subsequent accounting for changes in the fair value of warrants and derivative financial instruments, debt financing inducement expenses, and losses from the extinguishment of debt.

Foreign Exchange Movements

Due to the international aspect of our business, our net sales and expenses are affected by foreign currency exchange movements. Our primary exposures to foreign exchange rates are the British Pound and Euro against the U.S. dollar. The financial results of our foreign operations are translated to U.S. dollars for consolidation purposes. The functional currency of our foreign subsidiaries is generally the local currency of the country of domicile. Accordingly, income and expense items are translated at the average rates prevailing during each reporting period and initially reported as a component of other comprehensive loss. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized in our operating results as transaction gains and losses.

The average British Pound to U.S. dollar foreign exchange rate decreased from 1.65 for the year ended December 31, 2014 to 1.53 for the year ended December 31, 2015.

Results of Operations

When reviewing our results of operations, it is important to consider the timing of acquisition activity. We completed two acquisitions in the first quarter of 2014 for aggregate consideration of $188.4 million, one acquisition in the second quarter of 2014 for consideration of $46.9 million, and one acquisition in the third quarter of 2014 for consideration of $23.7 million. The operating results of these four acquisitions are included in our statements of operations beginning on the respective acquisition dates as shown in the table below:

Business Acquired	Acquisition Date

Vapestick	January 9, 2014
FIN	February 28, 2014
VIP	April 22, 2014
GEC	July 16, 2014

Given the rapid expansion of our operations due to these acquisitions in 2014 and our limited operating history in general, the usefulness of comparisons of 2015 and 2014 operating results is limited.

Comparison of Operating Results for the Years ended December 31, 2015 and 2014

Net Sales

Net sales for the year ended December 31, 2015 were $54.2 million compared to $44.7 million for the year ended December 31, 2014, an increase of $9.5 million, or 21%.  Approximately 68% of our net sales for the year ended December 31, 2015 and 63% of our net sales for the year ended December 31, 2014 were transacted in the British Pound currency and translated into our U.S. dollar functional currency.

The increase in net sales is primarily attributable to (i) an increase in net sales of $11.1 million for the year ended December 31, 2015 for the VIP reporting unit primarily because VIP did not generate any net sales before the date it was acquired on April 22, 2014, and (ii) an increase of $2.7 million related to the GEC acquisition which had $4.7 million of net sales for the period from July 16, 2014 through December 31, 2014, compared to $7.4 million of net sales for the year ended December 31, 2015. These increases which total $13.8 million were partially offset by (i) a decrease in net sales for the Vapestick reporting unit of $2.5 million, (ii) a reduction in net sales for our discontinued Victory product line of $1.0 million, and (iii) a reduction in net sales for FIN of $0.9 million due to a faster than expected migration of U.S. consumers from disposable products.

The impact of lower foreign exchange rates in 2015 was a contributing factor in the changes discussed above for our VIP and Vapestick reporting units. This reduction in foreign exchange rates accounted for an overall reduction of $3.4 million in our 2015 net sales due to our concentration of business in the United Kingdom.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2015 was $23.8 million compared to $31.5 million for the year ended December 31, 2014, a decrease of $7.7 million, or 24%. This decrease in cost of goods sold is primarily attributable to (i) a reduction in cost of goods sold for the FIN reporting unit of $11.4 million primarily associated with inventory write-offs taken in 2014, and (ii) a decrease of $2.0 million related to our discontinued Victory product line. These decreases which total $13.4 million were partially offset by (i) an increase of $6.1 million for the year ended December 31, 2015 for the VIP reporting unit primarily because VIP did not generate any cost of goods sold before the date it was acquired on April 22, 2014, (ii) an increase of $1.0 million related to the GEC acquisition which had $1.9 million of cost of goods sold for the period from July 16, 2014 through December 31, 2014, compared to $2.9 million of cost of goods sold for the year ended December 31, 2015, and (iii) a reduction of $0.8 million associated with lower net sales for the Vapestick reporting unit in 2015.

The estimated impact of lower foreign exchange rates in 2015 was a contributing factor in the changes discussed above for our VIP and Vapestick reporting units. This reduction in foreign exchange rates accounted for an overall reduction of $1.1 million in our 2015 cost of goods sold due to our concentration of business in the United Kingdom.

As discussed under Item 3 of this Report, we settled ongoing patent infringement litigation in January 2016. In connection with the settlement, we were granted a non-exclusive global license under the patents asserted in the litigation and certain other e-vapor technology related patents in exchange for an ongoing royalty based on net sales of certain products. Beginning in the first quarter of 2016, we will begin incurring royalties based on the sale of products subject to the license agreement. Royalties will be included in our cost of goods sold in 2016.

Gross Profit

Gross profit for the year ended December 31, 2015 was $30.5 million or 56% of net sales, compared to gross profit of $13.2 million or 30% of net sales for the year ended December 31, 2014. The change in gross profit percentage was impacted by the items discussed under Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses

Compensation and Benefits

In addition to salaries, wages and benefits, we have incurred non-cash stock-based compensation expenses and a charge for a compensatory earn-out related to a 2014 acquisition. Salaries, wages and benefits expense for the year ended December 31, 2015 was $10.9 million compared to $7.0 million for the year ended December 31, 2014, an increase of $3.9 million, or 55%. The increase in salaries, wages and benefits is primarily attributable to increases in compensation associated with the acquisitions of VIP, FIN and GEC which were acquired during the year ended December 31, 2014 and included for the entire year ended December 31, 2015. For the year ended December 31, 2015, we also incurred a retention bonus of $0.3 million associated with our Vapestick reporting unit.

Stock-based compensation expense for the year ended December 31, 2015 was $12.0 million compared to $7.1 million for the year ended December 31, 2014, an increase of $4.9 million.  This increase in stock-based compensation is primarily due to the recognition of expense over the vesting period related to (i) 32.5 million stock options granted in 2015 with a weighted average grant date fair value of $0.49 per share, and (ii) 3.0 million restricted stock awards granted in 2015 with a weighted average grant date fair value of $0.65.

Stock-based compensation expense is recognized over the vesting period of stock options and restricted stock awards. For a single award with a graded vesting schedule and only service conditions, we recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was in substance multiple awards. Under this method, the recognition of stock-based compensation is accelerated in comparison to the alternative method that treats graded vesting schedules as a single award. As of December 31, 2015, stock-based compensation expense related to unvested stock options and restricted stock of $3.9 million is expected to be recognized in future periods as the options continue to vest.

Professional Fees and Administrative Expenses

Professional fees and administrative expenses for the year ended December 31, 2015 were $15.4 million compared to $22.3 million for the year ended December 31, 2014, a decrease of $6.9 million, or 31%. Presented below are the major components of professional fees and other administrative expenses for the year ended December 31, 2015 and 2014, respectively (dollars in thousands):

			Change
	2015	2014	Amount	Percent

Professional fees:
Auditing, accounting and tax	$3,935	$1,923	$2,012	105%
Litigation, financings and contracts	4,329	10,196	(5,867)	-58%
Other administrative expenses	7,090	10,173	(3,083)	-30%

Total	$15,354	$22,292	$(6,938)	-31%

Professional fees related to auditing, accounting and tax services were $1.9 million for the year ended December 31, 2014 compared to $3.9 million for the year ended December 31, 2015, an increase of $2.0 million. This increase was due to a significant increase in the complexity of technical accounting and financial reporting services provided in 2015 for our 2014 annual audit and reviews of financial information in our 2015 quarterly reports.

Professional fees related to litigation, financings and contracts was $4.3 million for the year ended December 31, 2015 compared to $10.2 million for the year ended December 31, 2014, a decrease of $5.9 million. During 2015, services primarily related to our legal defense costs under the patent infringement litigation that was settled in January 2016, and legal expenses associated with the restructuring of debt agreements. During 2014, services primarily related to acquisition activity and ancillary services in preparation for the public offering that was aborted during the fourth quarter of 2014.

During 2015, administrative expenses decreased by $3.1 million from $10.2 million for the year ended December 31, 2014 to $7.1 million for the year ended December 31, 2015. This decrease was primarily attributable to a reduction in bad debt expense in 2015.

Marketing and Selling Expenses

Marketing and selling expenses for the year ended December 31, 2015 were $13.7 million compared to $16.2 million for the year ended December 31, 2014, a decrease of $2.5 million, or 16%.  During 2015, we made significant modifications to our mix of spending to target advertising and kiosk rentals which we believed would be more effective at increasing net sales. Accordingly, we had increases of $3.3 million in advertising expense and $2.5 million in kiosk rents for the year ended December 31, 2015 compared to the prior year. These increases which total $6.6 million were offset by the effects of (i) a price concession of $2.3 million in 2014 to a large customer, and (ii) a $6.8 million reduction in other marketing and selling expenses during 2015 compared to 2014.

Impairment of Long-Lived Assets

Impairment of long-lived assets for the year ended December 31, 2015 was $13.0 million compared to $144.4 million for the year ended December 31, 2014, a decrease of $131.4 million.

For the year ended December 31, 2014, we recognized a loss due to impairment of goodwill associated with the FIN and Vapestick reporting units of $94.4 million and a loss of $50.0 million due to impairment of customer relationship and trade name intangible assets of FIN and Vapestick. These impairment losses were primarily due to a rapid migration of U.S. consumers from our disposable products sold by the FIN reporting unit, which was acquired by us in February 2014.

For the year ended December 31, 2015, we recognized a loss due to impairment of goodwill associated with our Vapestick reporting unit of $2.7 million and a loss of $10.3 million due to impairment of customer relationship and trade name intangible assets of FIN and Vapestick. These impairment losses were primarily due to lower cash flow forecasts as these reporting units have lagged our expectations for growth.

Depreciation and Amortization

Depreciation and amortization relates to our identifiable intangible assets, and property and equipment. Depreciation and amortization for the year ended December 31, 2015 was $9.4 million compared to $10.6 million for the year ended December 31, 2014, a decrease of $1.2 million, or 12%.

This decrease was primarily due to the impact of impairment charges recorded in the fourth quarter of 2014 which reduced the cost basis of identifiable intangible assets from approximately $117 million to $64 million at December 31, 2014, a reduction of 45%. The decrease in amortization associated with a lower cost basis for the entire year of 2015 was partially offset, since we recorded amortization expense for the entire year ended December 31, 2015 but for 2014 we only recorded amortization from the date of the respective acquisitions through December 31, 2014. The net impact of these changes resulted in a reduction in amortization of identifiable intangible assets of $1.4 million during the year ended December 31, 2015 compared to the prior year.

This $1.4 million decrease in amortization was partially offset by an increase in depreciation and amortization related to property and equipment of $0.2 million. The increase in depreciation and amortization related to property and equipment was primarily attributable to the partial year of depreciation and amortization in 2014 due to our acquisition activity.

Severance Costs

For the year ended December 31, 2015, severance costs of $0.8 million primarily related to two former executive officers whose employment terminated during the year ended December 31, 2015. We had previously entered into employment agreements with both executives and the severance expense represents a mutual settlement of all claims. We did not incur any severance costs for the year ended December 31, 2014.

Related Party Advisory Agreement

In December 2013, we entered into an advisory agreement whereby a related party provided services primarily related to the distribution of our products. The consideration for these services included warrants that were recorded at fair value. For the year ended December 31, 2014, we recognized a net charge under this agreement of $15.7 million based on the fair value of the warrants. Due to the termination of the advisory agreement, no amounts were incurred for the year ended December 31, 2015.

Offering Expenses

Commissions, legal fees and other costs that are directly associated with public and private offerings of equity securities are capitalized as deferred offering costs, pending a determination of the success of the offering. Deferred offering costs related to successful offerings are charged to equity in the period it is determined that the offering was successful. Deferred offering costs related to unsuccessful offerings are recorded as expense in the period when it is determined that the offering is unsuccessful. Indirect costs associated with equity offerings are charged to expense in the period incurred. We did not incur any offering expenses for the year ended December 31, 2015. For the year ended December 31, 2014, offering expense of $6.2 million relates to expenses of an aborted public offering and other expenses associated with equity offerings.

Acquisition Expenses

We incur fees and services that are directly related to the completion of acquisitions. Such costs are included in acquisition expenses in the accompanying statements of operations in the period in which they are incurred. We also incur professional fees associated with acquisitions which are included in professional fees and administrative expenses in the period incurred. We did not incur any acquisition expenses for the year ended December 31, 2015. For the year ended December 31, 2014, we incurred expenses associated with four business combinations for a total of $1.3 million.

Warrant and Derivative Fair Value Adjustments

Our warrant and derivative liabilities are adjusted to fair market value using appropriate valuation models at the end of each calendar quarter. If the fair value of these liabilities increase we recognize a loss in the statement of operations, and if the fair value of the liabilities decrease a gain is recognized in the statement of operations. While numerous factors affect the changes in valuation, gains generally result as the market price for our common stock decreases and losses typically results as the market price increases.

For the year ended December 31, 2015, we recognized a gain from changes in the fair value of warrants of $115.3 million as compared to a loss of $108.6 million for the year ended December 31, 2014. For the year ended December 31, 2015, we recognized a gain from changes in the fair value of derivatives of $60.8 million as compared to a loss of $0.3 million for the year ended December 31, 2014.

Loss on Extinguishment of Debt

When debt is modified, restructured, refinanced or repaid with the same lender before the scheduled maturity date, gains and losses may result if the cash and other consideration exchanged by us is less than or greater than the carrying value of the debt. Careful consideration is required to determine whether each transaction is a modification or an extinguishment since the accounting recognition requirements are substantially different depending on this determination. Additionally, certain of our debt financing agreements provide for penalties if the loans are paid off before maturity and such penalties would also be a factor in determining any gain or loss on extinguishment. For the year ended December 31, 2015, we recognized a loss on extinguishment of debt of $55.8 million. For the year ended December 31, 2014, we recognized a loss on extinguishment of debt of $5.6 million. The losses on extinguishment of debt for the year ended December 31, 2015 and 2014 resulted because the cash and other consideration exchanged to retire debt was greater than the related carrying value of the debt.

Gain on Extinguishment of Warrants

We may enter into negotiations with warrant holders to extinguish warrant agreements whereby gains and losses may result if the cash and other consideration exchanged is less than or greater than the fair value of the warrants on the date of the extinguishment. For the year ended December 31, 2015, we recognized a gain on extinguishment of warrants of $40.0 million. We did not recognize a gain or loss on extinguishment of warrants for the year ended December 31, 2014.

Interest Expense

The primary components of interest expense consist of (i) interest expense based on the stated rate in the debt financing agreement, (ii) amortization of debt discounts, (iii) amortization of debt issuance costs, (iv) prepayment fees, and (v) other charges. For the year ended December 31, 2015, we recognized interest expense of $38.3 million as compared to $44.1 million for the year ended December 31, 2014, a decrease of $5.8 million. This decrease in interest expense for the year ended December 31, 2015 was primarily attributable to a reduction in debt discount amortization of $3.4 million and $3.2 million related to the elimination of penalty share issuances in 2015.

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

We incurred debt financing inducement expense for the year ended December 31, 2015 of $117.6 million compared to $29.2 million for the year ended December 31, 2014, an increase of $88.4 million. For the year ended December 31, 2015, debt financing inducement expense was recognized because the fair value of warrants and embedded conversion features issued to the lenders were valued at $186.8 million compared to the proceeds received from the lenders of $69.2 million. For the year ended December 31, 2014, we incurred debt financing inducement expense of $29.2 million because the fair value of warrants and embedded conversion features issued to the lenders were valued at $56.6 million compared to the proceeds received from the lenders of $27.4 million.

Debt financing inducement expenses are generally incurred when we require funding to address immediate needs for cash. The market terms to obtain such financings have required us to issue inducements valued for accounting purposes at amounts that exceed the amounts borrowed.

Income Tax Benefit

For the year ended December 31, 2015, we recognized an income tax benefit of $0.2 million compared to an income tax benefit of $21.5 million for the year ended December 31, 2014. Income tax benefit recognized for the year ended December 31, 2015 was comprised of a deferred income tax benefit of $1.1 million which was partially offset by current income tax expense of $0.9 million related to profits for our businesses in the United Kingdom. Income tax benefit recognized for the year ended December 31, 2014 was comprised of a $23.2 million deferred tax benefit, partially offset by current income tax expense related to our businesses to the United Kingdom of $1.7 million. The $23.2 million deferred tax benefit resulted from the conclusion that a portion of our deferred tax asset would be realized, allowing for the release of a corresponding portion of the previously established deferred tax valuation allowance.

Non-GAAP Financial Measures- EBITDA and Adjusted EBITDA

We define EBITDA as net income (loss), as determined under U.S. GAAP, plus interest expense, income taxes, depreciation and amortization expense. We define Adjusted EBITDA as EBITDA plus expenses incurred under a related party advisory agreement, stock-based compensation expense, severance and retention costs, professional fees related to the restructuring of debt agreements, offering expenses, acquisition expense, losses on sale of assets, impairment of long-lived assets and debt financing inducement expense; and by subtracting gains from warrant and derivative fair value adjustments, gains from extinguishment of warrants and debt, and gains on sale of assets. These further adjustments eliminate the impact of items that we do not consider indicative of our core operating performance. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we expect to incur expenses that are the same as or similar to many of the adjustments in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income (loss). EBITDA and Adjusted EBITDA should be considered in addition to, but not as a substitute for, any measure of financial performance reported in accordance with U.S. GAAP, such as total revenues, income from operations, and net income (loss). The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the years ended December 31, 2015 and 2014 (dollars in thousands):

Calculation of EBITDA and Adjusted EBITDA

	2015	2014

Net loss	$(44,215)	$(388,844)
Interest expense	38,310	44,136
Depreciation and amortization	9,400	10,628
Income tax benefit	(245)	(21,539)

EBITDA	3,250	(355,619)
Related party advisory agreeement	-	15,646
Stock-based compensation	11,973	7,129
Issuance of common stock for services and settlement of claims	133	-
Severance expense	846	-
Retention bonus	310	-
Professional fees related to restructuring of debt agreements	1,611	-
Offering expenses	-	6,156
Acquisition expenses	-	1,272
Loss on impairment of goodwill	13,020	144,357
Debt financing inducement expense	117,644	29,216
Warrant fair value adjustment	(115,294)	108,609
Derivative fair value adjustment	(60,757)	342
Loss on extinguishment of debt	55,768	5,644
Settlement of litigation and disputes	5,852	-
Gain on troubled debt restructuring	(1,677)	-
Gain on extinguishment of warrants	(40,026)	-

Adjusted EBITDA	$(7,347)	$(37,248)

Liquidity and Capital Resources

As of December 31, 2015, we have a working capital deficit of $83.0 million and an accumulated deficit of $454.4 million. We incurred a loss from operations of $44.6 million for the year ended December 31, 2015 and $222.4 million for the year ended December 31, 2014. While these operating losses include significant noncash charges for items such as impairment of long-lived assets and stock-based compensation, we also incurred significant cash-based expenses related to four acquisitions completed in 2014 and an aborted public offering of our common stock during the fourth quarter of 2014. The pace of our acquisitions in 2014 resulted in unanticipated difficulties in fully integrating the newly acquired business units, resulting in inefficiencies that contributed to operating losses. On September 30, 2015, we entered into a Forbearance Agreement with a major term loan lender since we did not have adequate capital resources to satisfy the payment of $1.3 million of accrued interest.

During 2014 and 2015, we have relied on debt and equity financings to fund our acquisitions and negative operating cash flows. As a result, we currently have approximately $100 million of outstanding debt that matures through April 2018. Convertible debt in the aggregate principal balance of $19.5 million matures during the third quarter of 2016 and principal amortization of $1.2 million per month on outstanding Term Debt will commence during the fourth quarter of 2016. Additionally, we have an ongoing requirement to make quarterly interest payments of approximately $2.5 million under outstanding Term Debt agreements. Accordingly, these future debt maturities are a significant factor that contributes to our $29.1 million working capital deficit and that impairs our liquidity.

With respect to the $19.5 million of convertible debt that matures in the third quarter of 2016, if the market price of our common stock does not increase above the conversion prices that range between $0.45 and $0.75 per share, the conversion options will not be exercised and we will be required to seek additional financing to retire this debt or renegotiate an extended due date, of which there can be no assurance that either tactic will be successful. Even if the market price of our common stock is higher than the conversion price, there is no assurance that holders will convert, which would also then require us to pay cash to retire the debt at maturity. As a result of these and other factors, our capital resources are currently insufficient to enable the execution of our global business plan in the near term. These conditions create substantial doubt about our ability to meet our financial obligations and to continue as a going concern.

During the year ended December 31, 2015 and through the date of this Report, we completed the following actions to improve liquidity and operating results:

•	Term Debt financing in the aggregate original principal amount of $47.2 million was obtained in the second quarter of 2015. This financing enabled the repayment or restructuring of debt that had been in default as of December 31, 2014, and the renegotiation with lenders to eliminate some of the highly dilutive features contained in previous debt instruments and warrants.

•	On October 30, 2015, we obtained Term Debt financing for $18.0 million. The loan proceeds were used for (i) repayment of debt (including accrued interest and prepayment penalties) for $5.3 million, (ii) repayment of all amounts outstanding under the ExWorks Revolving Loan Agreement for $4.6 million, (iii) settlement of delinquent trade payables and costs of the financing for $4.1 million, and (iv) repayment of $0.5 million on the VIP Promissory Notes. The remaining $3.6 million was available for working capital and other general corporate purposes.

•	On January 11, 2016, we obtained additional Term Debt financing for $9.0 million. The loan proceeds were used for (i) payment of $5.3 million to settle patent infringement litigation and other legal settlements, (ii) repayment of convertible debt and delinquent accrued interest for $2.1 million, (iii) settlement of delinquent trade payables and costs of the financings for $0.7 million, (iv) repayment of $0.3 million of principal on the VIP Promissory Notes, and (v) the remaining $0.8 million was available for working capital and other general corporate purposes.

•	During the first and second quarters of 2015, 15% Notes for $19.5 million in principal were restructured to reduce the interest rate from 15.0% to 8.0% and the maturity date was extended for 18 months until July and August of 2016. Additionally, 15% Notes for $1.9 million of principal converted to shares of common stock, and 15% Notes for $4.1 million of principal agreed to exchange their notes for 10% exchange convertible notes.

•	As of December 31, 2014, we owed an aggregate of $11.0 million for the VIP Promissory Notes and $5.0 million for a related compensatory earnout payment. The Term Debt financing enabled the repayment in 2015 of $8.6 million of the VIP Promissory Notes and extension of the maturity date for the $5.0 million compensatory earnout until December 2017.

•	In June 2015, we obtained an asset-based working capital loan that provides for future borrowings up to $6.0 million. As of December 31, 2015, no borrowings were outstanding under the Revolving Loan Agreement which bears interest at 27.0% per annum, and we had unused borrowing availability of approximately $5.6 million.

•	During 2015, we completed favorable settlements with former executives, and certain current and former suppliers and service providers, which resulted in some payments being eliminated and others were deferred over an extended period.

•	During 2015, we relocated our corporate headquarters to Golden, Colorado and key employees were hired to address needs in the accounting and information technology functions.

We believe the actions outlined above represent significant progress to improve liquidity and position us for profitable growth. In combination with the successful execution of our plans to further improve efficiency and lower costs, we believe adequate capital resources exist to carry out planned activities through the second quarter of 2016. However, if the market price of our common stock does not increase sufficiently to incentivize conversion of $19.5 million of currently outstanding convertible debt that matures in the third quarter of 2016, we will be required to seek additional financing or renegotiate an extended due date, of which there can be no assurance that either tactic will be successful.

While no assurance can be given, we believe the financing actions to date represent significant steps in the improvement of our liquidity and capital resources. Our strategic plans are now keenly focused on profitable growth and improving cash flows from operating activities through initiatives that are designed to improve efficiency and lower costs. Specifically, our strategic plans include (i) establish VIP as an international premium brand, (ii) utilize FIN and Vapestick as traditional retail brands, (iii) expand profitably into non-traditional channels, (iv) to strengthen the organizational talent base, (v) become a low-cost provider, and (vi) improve working capital.

Comparison of Cash Flows for the Years ended December 31, 2015 and 2014

The following table summarizes our cash flows for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014	Change

Net cash provided by (used in):
Operating activities	$(26,207)	$(29,733)	$3,526
Investing activities	(1,294)	(27,445)	26,151
Financing activities	26,241	52,201	(25,960)

Operating Cash Flows

We used cash in our operating activities of $26.2 million for the year ended December 31, 2015 compared to $29.7 million for the year ended December 31, 2014, an improvement of $3.5 million. The primary factors contributing to improved operating cash flows for the year ended December 31, 2015 was a reduction in our operating losses as discussed above under Results of Operations, and improved working capital management.

Investing Cash Flows

We used cash in our investing activities of $1.3 million for the year ended December 31, 2015 compared to $27.4 million for the year ended December 31, 2014, an improvement of $26.1 million. The primary use of investing cash flow for the year ended December 31, 2014 was the cash component of business combinations of $26.1 million. For the year ended December 31, 2015, we did not complete any business combinations and we used $1.9 million of investing cash flow, primarily for retail kiosks, computer equipment and leasehold improvements associated with an expansion of our business in the United Kingdom. During the year ended December 31, 2015 our investing cash inflows consisted solely of the net proceeds of $0.6 million from the sale of real estate and equipment in Michigan.

Financing Cash Flows

Net cash provided by our financing activities was $26.2 million for the year ended December 31, 2015 compared to $52.2 million for the year ended December 31, 2014, a decrease of $26.0 million. For the year ended December 31, 2015, our primary source of financing cash flows consisted of the aggregate net proceeds from borrowings of $42.1 million. The primary use of financing cash flows for the year ended December 31, 2015 consisted of principal payments on debt obligations of $15.4 million and payments for debt issuance costs of $0.5 million related to our Revolving Loan Agreement with ExWorks. We also had significant noncash financing activities during the year ended December 31, 2015, whereby (i) $43.3 million of new borrowings were utilized to repay previous debt financings, accrued interest and prepayment fees, (ii) we issued common stock for settlement of convertible notes payable for $15.1 million, (iii) we reduced derivative liabilities by $24.4 million upon exercise of stock purchase warrants, and (iv) the cancelation of related party warrants was treated as a contribution to capital for $44.2 million.

For the year ended December 31, 2014, our primary source of financing cash flows was the aggregate net proceeds from debt financings of $68.5 million. These borrowings were primarily obtained to finance a portion of the acquisition costs related to business combinations and to refinance debt. Other sources of financing cash flows for the year ended December 31, 2014 consisted of net proceeds from the issuance of common stock of $30.6 million in private placements. For the year ended December 31, 2014, our primary use of financing cash flows was $43.5 million for principal payments to repay debt obligations. Other uses of financing cash flows consisted of $3.0 million of payments for debt issuance costs and deferred offering costs, and $0.4 million for the repayment of related party advances.

Outstanding Debt and Equity Securities

For a discussion of our outstanding debt and equity securities, please see the tables and related discussions in Note 7. Debt Financing and Note 8. Warrants and Embedded Derivatives to our Financial Statements included in Item 8 of this Report. Key financings that occurred during the year ended December 31, 2015, and subsequently, are discussed below.

On April 27, 2015, we entered into credit agreements (the “Credit Agreements”) with (i) Calm Waters Partnership (“Calm Waters”), an institutional investor and (ii) a group of 15 investors (the “Additional Lenders”), on substantially identical terms, pursuant to which Calm Waters made term loans to us of $35.0 million and the Additional Lenders made term loans of $6.2 million (collectively referred to as the “April Term Loans”). On June 26, 2015, we entered into an amendment to the Calm Waters Credit Agreement (the “June Amendment”) pursuant to which Calm Waters provided an additional Term Loan to us in the principal amount of $6.0 million. On October 30, 2015, we entered into an amendment to the Calm Waters Credit Agreement (the “October Amendment”) pursuant to which Calm Waters provided an additional Term Loan to us in the principal amount of $18.0 million. On January 11, 2016, we entered into an amendment to the Calm Waters Credit Agreement (the “January Amendment”) pursuant to which Calm Waters provided an additional Term Loan to us in the principal amount of approximately $9.0 million, resulting in an aggregate outstanding principal balance outstanding under the Calm Waters Credit Agreement of $68.0 million and $6.2 million under the Additional Lenders Credit Agreement. The entire $74.2 million outstanding under the Credit Agreements bear interests on the outstanding principal balance at the rate of 12.0% per annum, payable on a quarterly basis. For the period commencing October 2016 through March 2018, we are required to make aggregate monthly principal payments under Credit Agreements of approximately $1.3 million and the remaining principal balance and accrued interest under such Credit Agreements is payable in full in April 2018.

On September 30, 2015, we entered into a Forbearance Agreement pursuant to which (i) Calm Waters agreed, among other things, to provide for a forbearance period up to 18 months until March 31, 2017 (the “Forbearance Period”) with respect to the collection of approximately $1.3 million of accrued interest payable to the Calm Waters through September 30, 2015. During the Forbearance Period, the $1.3 million forbearance amount accrues interest at 14.0% per annum.

In connection with the April, June and October Term Loans, we granted common stock purchase warrants for an aggregate of 246,198,582 shares of common stock exercisable for seven years at an exercise price of $0.45 per share. In connection with the Forbearance Agreement, we granted common stock purchase warrants for an aggregate of 5,995,453 shares of common stock exercisable for seven years at an exercise price of approximately $0.21 per share. In connection with the January Term Loan, we granted common stock purchase warrants for an aggregate of 45,214,775 shares of common stock exercisable for seven years at an exercise price of $0.25 per share.

Borrowings under the Credit Agreements are collateralized by security interests in all of our present and future assets. In addition, we pledged all of its equity interests in its subsidiaries as collateral for its obligations under the Credit Agreements. The Credit Agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to incur indebtedness, grant liens, enter into sale and leaseback transactions, merge or consolidate, dispose of property or assets, make investments or loans, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, engage in any business other than its current business, undergo a change of control, or issue equity interests, in each case subject to customary exceptions. In addition, the Credit Agreements contain customary events of default that entitle the lenders to cause any or all of our indebtedness under the Credit Agreements to become immediately due and payable. The events of default include, among others, non-payment, inaccuracy of representations and warranties, and commencement or filing of a petition for relief under any federal or state bankruptcy laws. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 2% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements for the year ended December 31, 2015.

Critical Accounting Policies

Revenue Recognition

Net sales are recognized upon shipment to the customer, when title and risk of loss has passed and collection is reasonably assured. Payments received by us in advance are recorded as customer deposits until the merchandise has shipped to the customer.

A significant area of judgment affecting reported net sales and net income is estimating sales returns and allowances, which represent that portion of gross net sales not expected to be realized. A customer can contractually return products during a certain period of time. In determining estimates of returns, we analyze historical trends, seasonal results and current economic or market conditions. The actual amount of sales returns subsequently realized may fluctuate from estimates due to several factors, including, merchandise mix, actual or perceived quality, differences between the actual product and its presentation in the website, timeliness of delivery and competitive offerings. We track sales return experience, compile customer feedback to identify any pervasive issues, reassess the marketplace, compare our findings to previous estimates and adjust the sales return provision accordingly.

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

We account for stock-based compensation awards issued to non-employees for services at either the fair value of the services or the fair value of the instruments issued in exchange for such services, whichever is more readily determinable.

Income Taxes

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

The key sensitivities of the binomial model include: the exercise price, the stock price in which we utilize our trading price; the expected volatility, which is determined through the analysis of publicly traded peer companies’ historic volatilities; the risk free interest rate, which is based on current market rates and the expected term.

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

Several embedded features that required bifurcation and separate accounting were identified in connection with certain of the convertible notes issued in 2014 and we determined these should be bundled together as a single, compound embedded derivative, bifurcated from the host contract, and accounted for at fair value, with changes in fair value being recorded in the consolidated statements of operations and comprehensive income. The embedded derivatives included the conversion options, the mandatory default amounts, the prepayment clauses found in some or all of those notes, and other features such as put rights optimal redemptions. The three embedded features were evaluated together as a single compound derivative to determine the fair value of the derivative using a binomial pricing model. The binomial pricing model takes into account probability-weighted scenarios with regard to the likelihood of changes to the conversion price. The inputs to the model require us to make certain significant assumptions and represent our best estimate at the valuation date. The probabilities were determined based on a management review, and input from external advisors, on the expected likelihood as of the valuation date of a financing transaction that could trigger an additional reset.

The key sensitivities of the binomial model include: the fair value of the common stock, in which we utilized the actual trading price less a discount for lack of marketability due to the thinly traded nature of the stock; the expected volatility of the common stock, which was determined through the analysis of publicly traded peer companies’ historic volatilities; and the risk free interest rate, which is based on current market rates and the expected term. Any change in one of the above would have an impact on the concluded value for the embedded derivatives.

Warrant Liability

We currently utilize the Black-Scholes model to derive the estimated fair value of warrants that are considered to be liabilities. Key inputs into the model include the fair value of the common stock, in which we utilized the actual trading price, the expected volatility of the stock price, and a risk-free interest rate. Any significant changes to these inputs would have a significant impact to the fair value.

The changes in fair value of the warrants are measured at each reporting date and recognized in earnings and classified commensurate with the purpose of issuance. Changes in the fair value of warrants issued a) for services performed are considered an operating expense and b) in connection with debt are classified as other (income) expense.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. This comprehensive guidance will replace all existing revenue recognition guidance and is effective, as amended, for annual reporting periods beginning after December 15, 2017, and interim periods therein. We are currently assessing the impact this standard will have on our consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity”. This ASU does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. This ASU will be effective for interim periods beginning on January 1, 2016. We are evaluating this ASU to determine if adoption will have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement—Extraordinary and Unusual Items”, that will simplify income statement classification by removing the concept of extraordinary items from GAAP. Upon adoption, the separate disclosure of extraordinary items after income from continuing operations in the income statement will no longer be permitted. The Company will adopt this standard as of January 1, 2016.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation: Amendments to the Consolidation Analysis”. The new standard is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The new guidance must be adopted for interim and annual financial statements issued for the year ending December 31, 2016. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

During 2015, the FASB issued ASUs No. 2015-03 and No. 2015-15 titled “Interest-Imputation of Interest”, which generally requires the presentation of debt issuance costs as a direct deduction from the carrying amount of the related debt liabilities. However, for debt issuance costs related to line-of-credit arrangements, we will be permitted to continue presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. We expect to continue to present our deferred line of credit fees as an asset in our consolidated balance sheets.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory: Simplifying the Measurement of Inventory”, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  ASU No. 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for our interim and annual financial statements issued for the year ending December 31, 2016, with early adoption permitted. We do not believe the implementation of this standard will result in a material impact to our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. This ASU is intended to improve the recognition and measurement of financial instruments. Among other things, this ASU requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein. We are currently assessing the impact this guidance will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which will supersede the existing guidance for lease accounting. This ASU will require lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, “Contingent Put and Call Options in Debt Instruments”, which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2015 and 2014. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase our costs, including inventory acquisition and distribution costs, compensation and benefits, professional fees, and most other operating expenses.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting issuer the Company is not required to provide the information under this Item.

Item 8.   Financial Statements and Supplementary Data.

Our consolidated financial statements, notes to consolidated financial statements and the report of our independent registered public accounting firm required to be filed in response to this Item 8 begin on page F-1.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to reasonably ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) (“Disclosure Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls will be modified as systems change and conditions warrant.

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this Report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, because of the identification of multiple and significant control deficiencies that, in aggregate, constitute material weaknesses in our internal control described below, the Company concluded that as of December 31, 2015, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that have a material effect on the financial statements.

Because of the inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment and the material weaknesses identified below, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2015.

•	Inadequate and ineffective controls over the timeliness and accuracy of the financial reporting process. The Company did not have adequate design or operational controls and procedures that provided reasonable assurance that financial statements could be accurately prepared in accordance with GAAP in a timely manner. Due to several factors, including, but not limited to, (i) the rapid growth that the Company experienced as a result of multiple significant domestic and international acquisitions in 2014, (ii) the relocation of the Company’s corporate headquarters and information technology assets to Colorado during the third quarter of 2015, and (iii) hiring of new personnel to provide corporate accounting and financial reporting services. While management believes significant improvements were achieved during the second half of 2015, additional time is required to evaluate the effectiveness of these changes and to fully develop the Company’s entity level and process level control environment. For many controls that were in place, the Company did not have adequate documentation of the operating effectiveness or have an adequate sample size to validate the controls operating effectiveness.

•	Inadequate and ineffective Information Technology controls. The Company did not have an adequate design or operational controls and procedures that provided reasonable assurance that the financial integrity of the Company’s accounting system whereby supporting electronic files were free of material misstatement. The Company was not able to validate the design or operational effectiveness of several controls. Management believes the Company will need to migrate from its current information technology system to implement an enterprise resource planning (“ERP”) software solution across all reporting units, in order to mitigate this material weakness.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

As a smaller reporting issuer, we are not required to include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Accordingly, management’s report set forth above was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management’s required evaluation in this Report.

Item 9B.    Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information called for by this Item will be set forth in our definitive Proxy Statement in connection with our 2016 Annual Meeting of Stockholders to be filed with the SEC under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” and is incorporated by reference in this Item 10.

Item 11. Executive Compensation.

Information called for by this Item will be set forth in our definitive Proxy Statement in connection with our 2016 Annual Meeting of Stockholders to be filed with the SEC under the captions “Executive Compensation” and “Director Compensation” and is incorporated by reference in this Item 11.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by this Item will be set forth in our definitive Proxy Statement in connection with our 2016 Annual Meeting of Stockholders to be filed with the SEC under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference in this Item 12.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Information called for by this Item will be set forth in our definitive Proxy Statement in connection with our 2016 Annual Meeting of Stockholders to be filed with the SEC under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” and is incorporated by reference in this Item 13.

Item 14.   Principal Accounting Fees and Services.

Information called for by this Item will be set forth in our definitive Proxy Statement in connection with our 2016 Annual Meeting of Stockholders to be filed with the SEC under the caption “Independent Registered Public Accounting Firm” and is incorporated by reference in this Item 14.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules:

As a smaller reporting issuer, we are not required to include financial statement schedules in this Report.

(b) Exhibits. Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•	may apply standards of materiality that differ from those of a reasonable investor; and
•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

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

Exhibit No.	Description of Exhibit
2.1	Share Exchange Agreement dated April 2, 2013 among our Company, Victory E-cigarettes, Inc. and the shareholders of Victory E-cigarettes, Inc. (1)
2.2	Share Exchange Agreement by and among Victory E-cigarettes Corporation, Vapestick Holdings Ltd., and all the shareholders of Vapestick Holdings Ltd., dated December 15, 2013 (2)
2.3	Agreement and Plan of Merger by and among Victory E-cigarettes Corporation, VCIG LLC, FIN Electronic Cigarette Corporation, Inc. and Elliot B. Maisel as Representative, dated February 12, 2014 (3)
2.4	Exchange Agreement by and between Victory E-cigarettes Corporation and the MHL Shareholders, dated as of April 22, 2014 (8)
3.1(i)	Articles of Incorporation (4)
3.1(i)(a)	Articles of Merger (5)
3.1(i)(b)	Amendment to Articles of Incorporation (6)
3.1(i)(c)	Amendment to Articles of Incorporation (12)
3.1(i)(d)	Amendment to Articles of Incorporation (22)
3.1(ii)	Bylaws (4)

4.1	Form of 15% Senior Secured Convertible Promissory Note issued in offerings in January and February 2014 (7)
4.2	Form of Warrant issued in offerings in January and February 2014 (7)
4.3	Form of Warrant from April 30, 2014 offering (9)
4.4	Form of Agent Warrant (10)
4.5	Form of Warrant dated July 17, 2014 (16)
4.6	Form of 12% Convertible Note issued in January 16, 2015 offering (18)
4.7	Form of Warrant issued February 26, 2015 (20)
4.8	Form of 0.4% Unsecured Promissory Note dated March 13, 2014 (21)
4.9	Form of Term Note (23)
4.10	Form of Warrant issued April 27, 2016 (23)
10.1	Form of Registration Rights Agreement entered into by and among Victory E-cigarettes Corporation and the FIN shareholders dated February 28, 2014 (7)
10.2	Form of Securities Purchase Agreement from offerings in January and February 2014 (7)
10.3	Form of Registration Rights Agreement from offerings in January and February 2014 (7)
10.4	Form of Security Agreement from offerings in January and February 2014 (7)
10.5	Form of Promissory Notes dated April 22, 2014 (8)
10.6	Form of Registration Rights Agreement entered into with MHL Shareholders dated April 22, 2014 (8)
10.7	MHL Shareholders Guarantee (8)
10.8	Security Agreement entered into between MHL and the MHL Shareholders (8)
10.9	Form of Securities Purchase Agreement for April 30, 2014, June 19, 2014 and July 16, 2014 offering (9)
10.10	Form of Registration Rights Agreement for April 30, 2014, June 19, 2014 and July 16, 2014 offering (11)
10.11	Asset Purchase Agreement entered into on July 2, 2014 (13)
10.12	Securities Purchase Agreement entered into on July 3, 2014 (13)
10.13	Voting Agreement entered into on July 15, 2014 (14)
10.14	Registration Rights Agreement entered into with Man FinCo on July 15, 2014 (14)
10.15	Registration Rights Agreement entered into with sellers of Hardwire on July 16, 2014 (14)
10.16	Advisory Agreement by and among Fields Texas Limited LLC and the Company dated April 28, 2014 (17)
10.17	Termination Agreement of Advisory Agreement with Fields Texas Limited LLC (17)
10.18	Form of Securities Purchase Agreement for January 16, 2015 offering (18)
10.19	Lead Lender Credit Agreement dated April 27, 2015 (23)
10.20	Additional Lender Credit Agreement dated April 27, 2015 (23)
10.21	Form of Guarantee and Collateral Agreement (23)

10.22	Registration Rights Agreement dated April 27, 2015 (23)
10.23	Intercreditor Agreement entered into between the Company, the Lenders and holders of the 15%
10.24	Convertible Notes, dated April 27, 2015 (28)
10.25	Intercreditor Agreement entered into between the Company, the Lenders and the Additional Lenders, dated April 27, 2015 (28)
10.26	Intercreditor Agreement entered into between the Company, the Lenders and the former shareholders of VIP, dated April 27, 2015 (28)
10.27	Securities Purchase Agreement entered into with Man FinCo dated April 27, 2015 (28)
10.28	Second Deed of Variation in respect of Share Purchase Agreement dated April 22, 2014 and Loan Note instrument dated April 22, 2014 entered into with the MHL Shareholders dated April 27, 2015 (28)
10.29	Amendment No. 1 to Credit Agreement dated June 26, 2015 (24)
10.30	Loan and Security Agreement dated June 30, 2015 (24)
10.31	Guaranty and Security Agreement dated June 30, 2015 (24)
10.32	Amendment No.1 to Loan and Security Agreement dated September 18, 2015 (26)
10.33	Forbearance Agreement dated September 30, 2015 (26)
10.34	Amendment No. 3 to Credit Agreement dated October 30, 2015 (27)
10.35	Amendment No. 4 to Credit Agreement dated January 11, 2016 (29)
10.36†	Amended and Restated Employment Agreement with Brent Willis dated August 22, 2014 (17)
10.37†	Amended and Restated Employment Agreement with Marc Hardgrove dated August 22, 2014 (17)
10.38†	Employment Agreement with James McCormick dated August 22, 2014 (17)
10.39†	Employment Agreement with Philip Anderson, dated January 15, 2015 (19)
10.40†	Amendment No. 1 to Employment Agreement with Daniel O’Neil dated September 21, 2015 (25)
10.41†	Amendment No. 1 to Employment Agreement with Phillip Anderson dated September 21, 2015 (25)
10.42†	2013 Stock Option Plan (10)
10.43†	2014 Stock Option Plan (15)
14.1	Code of Ethics (30)
21.1	List of Subsidiaries (15)
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

† Management contract or compensatory plan or arrangement.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on April 5, 2013.
(2)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on March 31, 2014.
(3)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on February 19, 2014.
(4)	Filed as an Exhibit on Registration Statement on Form SB-2 with the SEC on May 15, 2007.
(5)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 18, 2013.
(6)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on April 11, 2014.
(7)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 6, 2014.
(8)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on April 29, 2014
(9)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on May 6, 2014.

(10)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 17, 2014.
(11)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 24, 2014.
(12)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 9, 2014.
(13)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 10, 2014.
(14)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 18, 2014.
(15)	Filed as an Exhibit on Registration Statement on Form S-1/A with the SEC on July 2, 2014.
(16)	Filed as an Exhibit on Registration Statement on Form S-1/A with the SEC on July 28, 2014.
(17)	Filed as an Exhibit on Registration Statement on Form S-1/A with the SEC on September 8, 2014.
(18)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 22, 2015
(19)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 22, 2015
(20)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 4, 2015.
(21)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 17, 2015.
(22)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 24, 2015.
(23)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on May 1, 2015.
(24)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 2, 2015.
(25)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on September 25, 2015.
(26)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on October 5, 2015.
(27)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on November 5, 2015.
(28)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on August 10, 2016.
(29)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 15, 2016.
(30)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on April 1, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Date: March 28, 2016	By:	/s/ Daniel J. O’Neill
Daniel J. O’Neill
Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)

Date: March 28, 2016	By:	/s/ Philip Anderson
Philip Anderson
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 28, 2016	By:	/s/ Daniel J. O’Neill
Daniel J. O’Neill
Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)

Date: March 28, 2016	By:	/s/Philip Anderson
Philip Anderson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 28, 2016	By:	/s/ James P. Geiskopf
James P. Geiskopf
Director

Date: March 28, 2016	By:	/s/ Craig Colmar
Craig Colmar
Director

Date: March 28, 2016	By:	/s/ David Karp
David Karp
Director

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Electronic Cigarettes International Group, Ltd.

Golden, Colorado

We have audited the accompanying consolidated balance sheets of Electronic Cigarettes International Group, Ltd (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electronic Cigarettes International Group, Ltd. as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the 2014 consolidated financial statements have been revised to correct the effects of two accounting misstatements.

As discussed in Note 2 to the consolidated financial statements, in 2015 the Company adopted new accounting guidance contained in ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has reported significant operating losses and cash flow deficits and has accumulated a net capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rehmann Robson LLC

Grand Rapids, Michigan

March 28, 2016

Electronic Cigarettes International Group, Ltd.

Consolidated Balance Sheets

December 31, 2015 and 2014

(Dollars in Thousands, Except Per Share Amounts)

	2015	2014 (Note 1)
ASSETS
Current assets:
Cash and equivalents	$690	$2,099
Accounts receivable, net	2,957	4,091
Inventories	5,118	6,651
Prepaid expenses and other	2,271	5,790

Total current assets	11,036	18,631

Other assets:
Goodwill	47,723	51,658
Identifiable intangible assets, net	34,173	54,693
Property and equipment, net	2,099	1,849
Debt issuance costs and other	283	-

Total assets	$95,314	$126,831

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of debt financing	$22,942	$58,321
Accounts payable	4,463	10,599
Accrued interest and other	11,674	10,660
Earnout payable under VIP acquisition agreement	-	5,000
Current portion of warrant and derivative liabilities	54,908	82,426

Total current liabilities	93,987	167,006

Long-term liabilities:
Debt financing, net of current maturities	67,971	-
Warrant and derivative liabilities, net of current portion	-	81,563
Deferred income taxes	4,318	5,413

Total liabilities	166,276	253,982

Commitments and contingencies (Notes 11 and 15)

Stockholders' deficit:
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 74,552,006 and 12,051,762 shares issued and outstanding as of December 31, 2015 and 2014, respectively	75	12
Additional paid-in capital	387,793	284,328
Accumulated deficit	(454,352)	(410,137)
Accumulated other comprehensive loss	(4,478)	(1,354)

Total stockholders' deficit	(70,962)	(127,151)

Total liabilities and stockholders' deficit	$95,314	$126,831

The accompanying notes are an integral part of these consolidated financial statements.

Electronic Cigarettes International Group, Ltd.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2015 and 2014

(Dollars in Thousands, Except Per Share Amounts)

	2015	2014 (Note 1)

Net sales	$54,227	$44,690
Cost of goods sold	23,757	31,464

Gross profit	30,470	13,226

Operating expenses:
Selling, general and administrative:
Compensation and benefits:
Salaries, wages and benefits	10,855	7,009
Compensatory earn-out	-	5,000
Stock-based compensation	11,973	7,129
Professional fees and administrative	15,354	22,292
Marketing and selling	13,662	16,173
Impairment of long-lived assets	13,020	144,357
Depreciation and amortization	9,400	10,628
Severance	846	-
Related party advisory agreement	-	15,646
Offering expenses	-	6,156
Acquisition expenses	-	1,272

Total operating expenses	75,110	235,662

Loss from operations	(44,640)	(222,436)

Other income (expense):
Warrant fair value adjustment	115,294	(108,609)
Derivative fair value adjustment	60,757	(342)
Loss on extinguishment of debt	(55,768)	(5,644)
Gain on extinguishment of warrants	40,026	-
Interest expense	(38,310)	(44,136)
Debt financing inducement expense	(117,644)	(29,216)
Gain on troubled debt restructuring	1,677	-
Settlement of litigation and disputes	(5,852)	-

Total other income (expense), net	180	(187,947)

Loss before income tax benefit	(44,460)	(410,383)

Income tax benefit	245	21,539

Net loss	(44,215)	(388,844)

Other comprehensive loss:
Foreign currency translation loss	(3,124)	(1,354)

Comprehensive loss	$(47,339)	$(390,198)

Net loss per common share:
Basic	$(0.78)	$(74.45)
Diluted	$(0.78)	$(74.45)

Weighted average number of shares outstanding:
Basic	57,003,000	5,223,000
Diluted	57,003,000	5,223,000

The accompanying notes are an integral part of these consolidated financial statements.

Electronic Cigarettes International Group, Ltd.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2015 and 2014

(Dollars in Thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit (Note 1)	Loss	Total

Balances, December 31, 2013	3,559,600	$4	$4,776	$(21,293)	$-	$(16,513)

Issuance of common stock in business combinations:
Vapestick in January 2014	439,727	-	48,974	-	-	48,974
FIN in February 2014	666,667	1	108,599	-	-	108,600
VIP in April 2014	153,333	-	15,525	-	-	15,525
GEC in July 2014	200,000	-	18,675	-	-	18,675
Issuance of common stock for:
Cash	303,683	-	12,619			12,619
Exercise of stock options	33,333	-	125	-	-	125
Cancelation of convertible debt	6,581,144	7	14,237	-	-	14,244
Penalty shares, legal fees and other expenses	68,067	-	6,300	-	-	6,300
Exercise of stock purchase warrants	45,541	-	4,261	-	-	4,261
Acquisition of trademark	667	-	135	-	-	135
Extinguishment of warrant liability	-	-	42,973			42,973
Stock-based compensation	-	-	7,129	-	-	7,129
Foreign currency translation loss	-	-	-	-	(1,354)	(1,354)
Net loss (Note 1)	-	-	-	(388,844)	-	(388,844)

Balances, December 31, 2014	12,051,762	12	284,328	(410,137)	(1,354)	(127,151)

Issuance of common stock for:
Conversion of notes payable	20,270,911	20	15,040	-	-	15,060
Exercise of stock purchase warrants	22,192,373	22	24,612	-	-	24,634
Professional services and settlement of liabilities	364,775	1	137	-	-	138
Cancelation of derivatives	19,666,667	20	7,473	-	-	7,493
Vesting of restricted stock award and other	25,018	-	-	-	-	-
Return of common stock in settlement agreement	(19,500)	-	-	-	-	-
Cancelation of related party warrants	-	-	44,230	-	-	44,230
Stock-based compensation	-	-	11,973	-	-	11,973
Foreign currency translation loss	-	-	-	-	(3,124)	(3,124)
Net loss	-	-	-	(44,215)	-	(44,215)

Balances, December 31, 2015	74,552,006	$75	$387,793	$(454,352)	$(4,478)	$(70,962)

The accompanying notes are an integral part of these consolidated financial statements.

Electronic Cigarettes International Group, Ltd.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015 and 2014

(Dollars in Thousands)

	2015	2014 (Note 1)

Cash Flows from Operating Activities:
Net loss	$(44,215)	$(388,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,400	10,628
Deferred income tax benefit	(1,095)	(28,551)
Stock-based compensation	11,973	7,129
Issuance of common stock for services and cancellation of derivatives	139	135
Debt financing inducement expense	117,644	29,216
Warrant fair value adjustment	(115,294)	108,609
Derivative fair value adjustment	(60,757)	342
Loss on extinguishment and conversion of debt	55,768	5,644
Gain on extinguishment of warrants	(40,026)	-
Related party advisory agreement	-	15,646
Amortization of debt discount and issuance costs	26,027	32,222
Impairment of long-lived assets	13,020	144,357
Gain on troubled debt restructuring	(1,677)	-
Changes in operating assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
Accounts receivable, net	1,134	176
Inventories	1,534	15,337
Prepaid expenses and other	3,622	(705)
Increase (decrease) in:
Accounts payable and accrued expenses	(3,404)	13,926
Payable for compensatory earn-out under VIP acquisition agreement	-	5,000
Net cash used in operating activities	(26,207)	(29,733)

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired	-	(26,147)
Proceeds from sale of property and equipment	578	-
Payments for property and equipment	(1,872)	(1,298)
Net cash used in investing activities	(1,294)	(27,445)

Cash Flows from Financing Activities:
Proceeds from debt financings	42,123	68,495
Principal payments under debt financings	(15,421)	(43,523)
Payments for deferred offering and debt issuance costs	(483)	(3,012)
Repayment of related party advances	-	(448)
Proceeds from issuance of common stock	-	30,551
Proceeds from exercise of stock options	22	138
Net cash provided by financing activities	26,241	52,201
Impact of changes in foreign exchange rates	(149)	4,995
Net increase (decrease) in cash and equivalents	(1,409)	18

Cash and Equivalents:
Beginning of year	2,099	2,081
End of year	$690	$2,099

The accompanying notes are an integral part of these consolidated financial statements.

Electronic Cigarettes International Group, Ltd.

Consolidated Statements of Cash Flows, Continued

For the Years Ended December 31, 2015 and 2014

(Dollars in Thousands)

	2015	2014 (Note 1)

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,389	$45,078
Cash paid for income taxes	$849	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Fair value of derivatives issued in debt and equity financings	$165,955	$62,868
Settlement and rollover of debt financings, accrued interest and prepayment penalties in new borrowings	$43,328	$-
Issuance of common stock for settlement of convertible note payable	$15,060	$200
Decrease in warrant derivative liability upon exercise of stock purchase warrants	$24,634	$-
Cancelation of related party warrants	$44,230	$-
Issuance of common stock in business combinations	$-	$191,775
Issuance of notes payable in business combinations	$-	$26,000
Acquisition of trademark for shares of common stock	$-	$135
Mortgage financing in connection with purchase of real estate	$-	$431
Issuance of common stock for settlement of liabilities	$-	$6,300
Conversion of notes payable for shares of common stock	$-	$2,077

The accompanying notes are an integral part of these consolidated financial statements.

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

1.           ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

Organization and Operations

Electronic Cigarettes International Group, Ltd. and its consolidated subsidiaries (collectively referred to as the “Company”) have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an independent marketer and distributor of vaping products and electronic cigarettes (“E-cigarettes”) which are manufactured by third party suppliers at the direction of the Company. E-cigarettes are battery-powered products that simulate tobacco smoking through inhalation of nicotine vapor without the smoke, ash and smell, or the tar, carbon monoxide, and other chemicals found in traditional cigarettes.

Reverse Stock Split

On March 23, 2015, the Company effected a one-for-fifteen reverse split of its common stock. Accordingly, all references to the number of common shares and the price per share for transactions prior to the reverse split have been retroactively restated.

Revisions to 2014 Financial Statements

In the course of preparing the Company’s 2015 financial statements, management discovered two errors that affected the previously issued 2014 financial statements, as follows:

•	The first reporting error relates to the $5,000 compensatory earn-out agreement entered into in connection with the acquisition of VIP as discussed in Note 4. In the previously issued financial statements for 2014, the Company capitalized this $5,000 payment as goodwill but under U.S. GAAP it should have been included in compensation expense.

•	The second reporting error relates to the issuance of a credit to a large customer of FIN. The credit was issued in June 2014 and resulted from the Company’s agreement to provide retroactive price concessions. In the previously issued financial statements for 2014, the Company failed to account for the unsettled portion of this price concession through the recognition of a liability of $2,269 as of December 31, 2014. The impact of this error on the Company’s previously reported results of operations was an understatement of net sales by $1,214 and an understatement of marketing and selling expenses by $3,483 for the net impact of $2,269.

Management has evaluated the effect of these errors and determined that they are quantitatively and qualitatively immaterial to the Company’s previously reported consolidated financial position as of December 31, 2014 and the results of operations for the year then ended. Therefore, amendment of the previously filed Annual Report on Form 10-K for the year ended December 31, 2014 is not necessary. However, if out-of-period adjustments to correct these errors had been recorded during the year ended December 31, 2015, the Company believes the impact would have been significant to the 2015 financial statements. Accordingly, under SEC Staff Accounting Bulletin No. 108 the Company has revised the previously issued 2014 financial statements included herein to correct these errors.

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

The following table sets forth the previously reported balances for 2014 along with the adjustments discussed above to reconcile previously reported amounts to the revised amounts for 2014 as presented in the accompanying consolidated financial statements:

	Previously
	Reported	Adjustments	Revised

Summarized Consolidated Balance Sheet:
Current assets	$18,631	$-	$18,631
Long-term assets	113,200	(5,000)	108,200

Total assets	$131,831	$(5,000)	$126,831

Current liabilities	$164,737	$2,269	$167,006
Long-term liabilities	86,976	-	86,976
Stockholders' deficit	(119,882)	(7,269)	(127,151)

Total liabilities and stockholders' deficit	$131,831	$(5,000)	$126,831

Summarized Consolidated Statement of Operations:
Net sales	$43,476	$1,214	$44,690
Cost of goods sold	31,464	-	31,464

Gross profit	12,012	1,214	13,226
Operating expenses	227,179	8,483	235,662

Loss from operations	(215,167)	(7,269)	(222,436)
Other income (expense), net	(187,947)	-	(187,947)

Loss before income tax benefit	(403,114)	(7,269)	(410,383)
Income tax benefit	21,539	-	21,539

Net loss	$(381,575)	$(7,269)	$(388,844)

Loss per common share- basic and diluted	$(73.06)	$(1.39)	$(74.45)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries Victory Electronic Cigarettes, Inc. (“VEC”), Must Have Limited (“VIP”), FIN Electronic Cigarette Corporation, Inc. (“FIN”), Vapestick Holdings Limited (“Vapestick”), and Hardwire Interactive Acquisition Company (“GEC”). These consolidated financial statements include the accounts of the Company and its subsidiaries beginning on the date of formation or acquisition. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include assumptions used to determine the fair value of (i) debt with conversion features and embedded derivatives, (ii) warrant liabilities, (iii) stock-based compensation, and (iv) the initial valuation of acquisition intangibles and other net assets acquired or assumed. Other significant estimates include assumptions related to the periodic evaluation of impairment of long-lived assets, including goodwill, the selection of estimated useful lives of identifiable intangible assets, revenue recognition and the provision for sales returns, the allowance for doubtful accounts, the provision for excess and obsolete inventory, and the recoverability of net deferred income tax assets.

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

Foreign Currency Translation and Comprehensive Income (Loss)

The Company translates assets and liabilities of its foreign subsidiaries whose functional currency is the local currency, at foreign exchange rates in effect at the balance sheet date. Equity is translated at historical rates and revenue and expense accounts are translated using average foreign exchange rates during the year.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under U.S. GAAP are reported as separate components of shareholders’ equity instead of net income (loss). The only difference between the Company’s net loss and comprehensive loss results from foreign currency translation adjustments in consolidating the U.K. subsidiaries’ financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Management reviews accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible. An allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends.

Inventories

Inventories primarily consist of ready for sale disposable and rechargeable E-cigarettes, batteries, cartomizers and other accessories. Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. The Company evaluates inventory on hand, forecasted demand, and net realizable values in order to determine whether an adjustment to the carrying amount of inventory is necessary. If the Company records a write-down to reduce the cost of inventories to market, such write-down is not subsequently reversed.

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. The Company reviews goodwill and other intangibles for impairment at the reporting unit level annually as of November 1 or, if events or circumstances dictate, more frequently. For purposes of goodwill impairment, the reporting units are Vapestick, FIN, VIP, and GEC. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount, and if necessary, a two-step goodwill impairment test. Factors the Company considers when performing the qualitative assessment include general economic conditions, limitations on accessing capital, changes in forecasted operating results, and fluctuations in foreign exchange rates. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. When performing the two-step goodwill impairment test, the fair value of the reporting unit is determined and compared to the carrying value of the net assets allocated to the reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all of its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their estimated fair value. If necessary, goodwill is then written down to its implied fair value.

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

Identifiable Intangible Assets

In connection with the Company’s business combinations, certain identifiable intangible assets were acquired which were recorded at estimated fair value on the date of acquisition. As of December 31, 2015, these assets are being amortized using the straight-line method over the amortization periods shown below:

	Number of Years
		Weighted
Description	Range	Average

Customer Relationships	2 - 10	8.1
Trade names	10 - 15	11.6
Internet domains and website	10	10.0
Non-compete agreements	3	3.0

As a long-lived asset, identifiable intangible assets are subject to evaluation for impairment as discussed below.

Property and Equipment

Property and equipment are stated at cost. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Upon disposal of an asset, the cost of the asset and the related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in current operations. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated life of the improvement. Depreciation is provided using the straight-line method based on the estimated useful lives as follows:

Description	Years

Buildings and improvements	7 - 40
Office furniture and equipment	2 - 10
Retail inventory displays	3 - 7
Leasehold improvements	3
Other	3 - 4

As a long-lived asset, property and equipment are subject to evaluation for impairment as discussed below.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If estimated future cash flows, on an undiscounted basis, are less than the carrying amount of the related asset, an asset impairment charge is recognized. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the estimates of fair value used in impairment evaluations.

Debt Issuance Costs

The Company capitalizes costs related to the issuance of debt which are included in other assets in the accompanying consolidated balance sheets. All of the Company’s debt issuance costs are associated with a revolving line of credit whereby the related costs are amortized using the straight-line method over the term of the debt agreement.

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

Embedded Derivatives

The Company has issued financial instruments such as convertible debt whereby a derivative instrument is “embedded” with respect to the feature that allows the holder to convert to common stock of the Company. Upon issuing the financial instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (i) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (ii) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value, with changes in fair value recorded in the Company’s consolidated statements of operations.

Revenue Recognition

Revenue from product sales is recognized when all of the following has occurred: (i) the product has been shipped to the customer, (ii) title and risk of loss have been transferred to the customer, and (iii) collection of the selling price is reasonably assured. Amounts billed to customers for shipping and handling are included in net sales. Payments received by the Company in advance are recorded as customer deposits and are included in current liabilities in the accompanying consolidated balance sheets until the related products are shipped to the customer. Revenue from services is not material.

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

In certain instances, sales promotion and marketing costs may be adjusted, as appropriate, for price or other customer concessions in the normal course of business.

Stock-based Compensation

The Company measures the cost of employee and director services received in exchange for all equity awards granted, including stock options and restricted stock grants, based on the fair market value of the award as of the grant date. The Company computes the fair value of its options granted to employees and directors using the Black Scholes pricing model. The Company recognizes the estimated fair value of the equity awards over the period during which an employee is required to provide services in exchange for the award, usually the vesting period. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. Stock-based compensation expense is recognized based on awards ultimately expected to vest whereby estimates of forfeitures are based upon historical experience.

Income Taxes

Prior to the conversion to a C corporation on March 8, 2013, the Company acted as a pass-through entity for tax purposes. Accordingly, the consolidated financial statements do not include a provision for federal income taxes prior to the conversion. The Company’s earnings and losses were included in the shareholders’ personal income tax returns and the income tax thereon, if any, was paid by the shareholders’. The Company is currently subject to U.S. federal, state and local income taxes with respect to the business operations of its VEC, FIN and GEC subsidiaries, and United Kingdom (“U.K.”) income taxes with respect to the business operations of its VIP and Vapestick subsidiaries. The Company’s income tax returns are generally subject to examination by the tax authorities for three years after the filing date.

Income taxes are provided for under the liability method, whereby deferred tax assets and liabilities are recognized for future deductible and taxable temporary differences, including net operating loss and tax credit carry forwards. Temporary differences are the differences between the amounts of assets and liabilities reported in the financial statements and their related income tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

The Company accounts for uncertainty in accounting for income taxes using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit. The second step requires us to estimate and measure the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement. Such amounts are subjective, as a determination must be made on the probability of various possible outcomes. The Company reevaluates any uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement could result in recognition of a tax benefit or an additional tax provision. The Company recognizes any interest and penalties related to uncertain tax positions as a component of income tax expense.

Advertising

Advertising costs are charged to expense in the period incurred.

Earnings per Share

Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income or loss by the diluted weighted average common shares outstanding, which includes the effect of potentially dilutive securities. During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of net income (loss) per share. The treasury stock method is used to measure the dilutive impact of in-the-money stock options and warrants and the “as-converted” method is used to measure the dilutive impact of convertible debt.

Segment Reporting

The Company operates as one segment, in which management uses one measure of profitability. The Company is managed and operated as one business. The Company does not operate separate lines of business or separate business entities with respect to any of its product categories. Accordingly, the Company does not have separately reportable segments.

Litigation

The Company recognizes a liability for loss contingencies when it is probable that a loss has been incurred and when the amount of loss can be reasonably estimated. When only a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. Contingencies that may result in gains are not recognized until realization is assured.

Reclassifications

Certain reclassifications have been made to the balances from the prior year financial statement presentation in order to conform to the current year presentation. These reclassifications had no impact on working capital, net income (loss), stockholders’ deficit or cash flows as previously reported.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. This comprehensive guidance will replace all existing revenue recognition guidance and, as amended, is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. The Company is currently assessing the impact this standard will have on its consolidated financial statements.

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company adopted this standard as of December 31, 2015 (see Note 3).

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity”. This ASU does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. This ASU will be effective for interim periods beginning on January 1, 2016. The Company is evaluating this ASU to determine if adoption will have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement—Extraordinary and Unusual Items”, that will simplify income statement classification by removing the concept of extraordinary items from GAAP. Upon adoption, the separate disclosure of extraordinary items after income from continuing operations in the income statement will no longer be permitted. The Company will adopt this standard as of January 1, 2016.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation: Amendments to the Consolidation Analysis”. The new standard is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The new guidance must be adopted for interim and annual financial statements issued for the year ending December 31, 2016. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

During 2015, the FASB issued ASUs No. 2015-03 and No. 2015-15 titled “Interest-Imputation of Interest”, which generally requires the presentation of debt issuance costs as a direct deduction from the carrying amount of the related debt liabilities. However, for debt issuance costs related to line-of-credit arrangements, the Company will be permitted to continue presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The Company expects to continue to present its deferred line of credit fees as an asset in its consolidated balance sheets.

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

 In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU is intended to improve the recognition and measurement of financial instruments. Among other things, this ASU requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the existing guidance for lease accounting. This ASU will require lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, “Contingent Put and Call Options in Debt Instruments”, which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

3.           LIQUIDITY AND GOING CONCERN

The Company used cash in its operating activities of $26,207 for the year ended December 31, 2015. As of December 31, 2015, the Company has a working capital deficit of $82,951 and an accumulated deficit of $454,352. The Company incurred net losses of $44,215 for the year ended December 31, 2015 and $388,844 for the year ended December 31, 2014. While these operating losses include significant noncash charges for items such as impairment of long-lived assets, advisory agreement warrants and stock-based compensation, the Company also incurred significant cash-based expenses related to four business combinations completed in 2014 and an aborted public offering of the Company’s common stock during the fourth quarter of 2014. The pace of the acquisitions in 2014 resulted in unanticipated difficulties in fully integrating the newly acquired business units, resulting in inefficiencies that contributed to the Company’s operating losses. On September 30, 2015, the Company entered into a Forbearance Agreement with a major term loan lender since the Company did not have adequate capital resources to satisfy the payment of $1,251 of accrued interest.

Over the past two fiscal years, the Company has relied on debt and equity financings to fund its acquisitions and negative operating cash flows. As of December 31, 2015, convertible debt in the aggregate principal balance of $19,808 is outstanding. Of this amount, $351 was repaid in January 2016, leaving a balance of $19,457 that matures during the third quarter of 2016. If the market price of the Company’s common stock does not increase above the conversion prices that range between $0.45 and $0.75 per share, the conversion options will not be exercised by the holders and the Company will be required to seek additional financing to retire the debt or renegotiate an extended due date, of which there can be no assurance that either tactic will be successful. Even if the market price of the Company’s common stock is higher than the conversion price, there is no assurance that holders will convert which would require the Company to pay cash. As a result of these and other factors, the Company’s capital resources may be insufficient to enable the execution of its global business plan in the near term. These and other conditions create ongoing substantial doubt about the Company’s ability to meet its financial obligations and to continue operating as a going concern in the normal course of business.

During the year ended December 31, 2015 and subsequently, the Company completed the following actions to improve liquidity and operating results:

•	Term Debt financing in the aggregate original principal amount of $47,214 was obtained in the second quarter of 2015. This financing enabled the repayment or restructuring of debt that had been in default as of December 31, 2014, and the renegotiation with lenders to eliminate some of the highly dilutive features contained in previous debt instruments and warrants.

•	On October 30, 2015, the Company obtained Term Debt Financing for $18,000. The loan proceeds were used for (i) repayment of debt (including accrued interest and prepayment penalties) for $5,272, (ii) repayment of all amounts outstanding under the ExWorks Revolving Loan Agreement for $4,538, (iii) settlement of delinquent trade payables and costs of the financing for $4,074, and (iv) repayment of $500 on the VIP Promissory Notes. The remaining $3,616 was available for working capital and other general corporate purposes.

•	As discussed in Note 17, the Company obtained Term Debt Financing for $9,043 on January 11, 2016. The loan proceeds were used for (i) payment of $5,300 to settle patent infringement litigation and other legal settlements, (ii) repayment of convertible debt and delinquent accrued interest for $2,086, (iii) settlement of delinquent trade payables and costs of the financings for $650, (iv) repayment of $257 of principal on the VIP Promissory Notes, and (v) the remaining $750 was available for working capital and other general corporate purposes.

•	As discussed in Note 7(c), during the first and second quarters of 2015, 15% Notes for $19,457 in principal were restructured to reduce the interest rate from 15.0% to 8.0% and the maturity date was extended for 18 months until July and August of 2016. Additionally, 15% Notes for $1,858 of principal converted to shares of common stock and 15% Notes for $4,140 of principal agreed to exchange their notes for 10% exchange convertible notes.

•	As of December 31, 2014, the Company owed an aggregate of $11,000 for the VIP Promissory Notes and $5,000 for a related earnout payment. The Term Debt financing enabled the repayment of $8,600 of the VIP Promissory Notes and extension of the maturity date for the $5,000 compensatory earnout until December 2017.

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

•	In June 2015, the Company obtained an asset-based working capital loan that provides for future borrowings up to $6,000. As of December 31, 2015, no borrowings were outstanding under the Revolving Loan Agreement which bears interest at 27.0% per annum, and the Company had unused borrowing availability of approximately $5,600.

•	During 2015, the Company completed favorable settlements with certain former executives, and certain current and former suppliers and service providers, which resulted in some payments being eliminated and others were deferred over an extended period.

•	During 2015, the Company relocated its corporate headquarters to Denver, Colorado and key employees were hired to address needs in the accounting and information technology functions.

While significant uncertainty about the Company’s ability to continue as a going concern remains, management’s plans are now keenly focused on profitable growth and improving cash flows from operating activities through the following key initiatives designed to improve efficiency and lower costs:

•	Establish VIP as the #1 premium global brand in the segment, measured by net revenue;
•	Utilize the FIN and Vapestick brands as the traditional retail brands;
•	Expand profitably into non-traditional channels and new markets through distribution partnerships;
•	Strengthen the organizational talent base;
•	Become a low-cost provider; and
•	Improve working capital.

Management believes the actions outlined above represent significant progress to improve liquidity and position the Company for growth. In combination with the successful execution of management’s plans to further improve efficiency and lower costs, management believes adequate capital resources exist to carry out planned activities through the second quarter of 2016. If the market price of the Company’s common stock does not increase sufficiently to incentivize conversion of $19,457 of currently outstanding convertible debt that matures during the third quarter of 2016, the Company will be required to seek additional financing or renegotiate an extended due date, of which there can be no assurance that either tactic will be successful.

There can be no assurance that the Company will generate sufficient operating cash flows to continue operations in the normal course of business. These consolidated financial statements do not include any adjustments for the recoverability and valuation of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

4.           BUSINESS COMBINATIONS

During the year ended December 31, 2014, the Company completed four business combinations, as follows:

	Date of	Fair Value of Consideration
Business Acquired	Acquisition	Cash	Common Stock	Notes Payable	Total

Vapestick	January 9, 2014	$5,804	$48,975	$-	$54,779
FIN	February 28, 2014	10,000	108,600	15,000	133,600
VIP	April 22, 2014	20,397	15,525	11,000	46,922
GEC	July 16, 2014	5,000	18,675	-	23,675

Total fair value of consideration		$41,201	$191,775	$26,000	$258,976

In addition to the consideration set forth above, the VIP acquisition included an earn-out whereby an additional $5,000 of contingent consideration was payable, conditioned upon certain performance and employment conditions. During the second quarter of 2014, the performance conditions were achieved and, accordingly, the Company recognized compensation expense of $5,000 for the year ended December 31, 2014.

Presented below is a breakdown of the fair value of the assets acquired and liabilities assumed in each of the acquisitions:

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

	Vapestick	FIN	VIP	GEC	Total

Assets acquired:
Cash	$136	$178	$14,699	$-	$15,013
Accounts receivable, net	212	1,730	426	1,786	4,154
Inventories	235	18,045	2,379	988	21,647
Other	101	990	1,315	290	2,696
Property and equipment	48	1,231	250	-	1,529
Identifiable intangible assets	10,689	67,655	26,125	12,540	117,009
Goodwill	46,542	82,831	17,038	8,071	154,482

Total assets acquired	57,963	172,660	62,232	23,675	316,530

Liabilities assumed:
Accounts payable and accrued expenses	(221)	(2,484)	(4,301)	-	(7,006)
Other liabilities	(73)	(11,134)	-	-	(11,207)
Revolving line of credit	(376)	-	-	-	(376)
Deferred income taxes	(2,514)	(25,442)	(6,009)	-	(33,965)

Net assets acquired	$54,779	$133,600	$51,922	$23,675	$263,976

A significant portion of goodwill for these four acquisitions resulted from robust purchase price multiples based on sales growth that existed during this period of rapid expansion in the E-cigarette industry. The results of operations for these business combinations are included in the accompanying consolidated statements of operations beginning on the respective closing date for each acquisition. The following operating results related to these acquisitions are included in the Company’s consolidated results of operations for the year ended December 31, 2014:

	Net Sales	Operating Income (loss)

Vapestick	$6,510	$(35,547)
FIN	10,710	(138,762)
VIP	21,577	1,032
GEC	4,713	(874)

Totals	$43,510	$(174,151)

The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to each of these acquisitions and the related financing activities as if each had occurred on January 1, 2014. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations. The following table summarizes on an unaudited pro forma basis the Company’s results of operations for the year ended December 31, 2014:

Net sales	$77,505

Loss from operations	$(189,102)

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

5.           GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

Goodwill consists of the following by reporting unit as of December 31, 2015 and 2014:

Reporting Unit	2015 (1)	2014 (2)

FIN	$16,586	$16,586
VIP	10,606	11,129
Vapestick	12,460	15,872
GEC	8,071	8,071

Total	$47,723	$51,658

(1)	The Company’s cost basis for Vapestick was reduced by $2,664 due to an impairment charge in the fourth quarter of 2015. This impairment loss was primarily due to lower cash flow forecasts as this reporting unit has lagged our expectations for growth.
(2)	The Company’s cost basis for FIN and Vapestick were reduced by an aggregate of $94,391 as of December 31, 2014 due to impairment charges in 2014. These impairment losses were primarily due to a rapid migration of U.S. consumers from our disposable products sold by the FIN reporting unit, which was acquired by us in February 2014.

Goodwill decreased by $1,271 during 2015 related to foreign exchange translation adjustments associated with the VIP and Vapestick reporting units.

Identifiable Intangible Assets.

Identifiable intangible assets consist of the following:

	December 31, 2015			December 31, 2014
		Accumulated	Net Book		Accumulated	Net Book
	Cost (1)	Amortization	Value	Cost (2)	Amortization	Value

Customer relationships	$30,623	$(12,744)	$17,879	$34,761	$(7,103)	$27,658
Trade names	19,808	(4,637)	15,171	28,168	(2,548)	25,620
Internet domains and websites	1,091	(184)	907	1,142	(83)	1,059
Non-compete agreements	420	(204)	216	420	(64)	356

Total	$51,942	$(17,769)	$34,173	$64,491	$(9,798)	$54,693

(1)	The Company’s cost basis for customer relationships was reduced by $2,930 and tradenames was reduced by $7,426 as of December 31, 2015, as a result of the Company’s impairment evaluation during the fourth quarter of 2015. These impairment losses were primarily due to lower cash flow forecasts as these reporting units have lagged our expectations for growth.
(2)	The Company’s cost basis for customer relationships was reduced by $35,288 and tradenames was reduced by $14,678 as of December 31, 2014 as a result of the Company’s impairment evaluation. These impairment losses were primarily due to a rapid migration of U.S. consumers from our disposable products sold by the FIN reporting unit, which was acquired by us in February 2014.

Amortization expense related to identifiable intangible assets amounted to $8,339 and $9,796 for the years ended December 31, 2015 and 2014, respectively. Identifiable intangible assets decreased by $1,825 during 2015 related to foreign exchange translation adjustments associated with the VIP and Vapestick reporting units.

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

6.           PROPERTY AND EQUIPMENT

As of December 31, 2015 and 2014, property and equipment consists of the following:

Description	2015	2014

Land	$-	$100
Buildings and improvements	-	434
Office furniture and equipment	2,376	900
Retail inventory displays	1,026	1,020
Leasehold improvements	183	41
Other	67	99
Total property and equipment	3,652	2,594
Less accumulated depreciation and amortization	(1,553)	(745)

Property and equipment, net	$2,099	$1,849

Depreciation and amortization expense related to property and equipment was $1,061 and $832 for the years ended December 31, 2015 and 2014, respectively.

7.           DEBT FINANCING

(a)	Debt Summary

The Company’s debt financing arrangements consist of the following as of December 31, 2015 and 2014:

	Original	Stated	As of December 31, 2015					Net Balance
	Date of	Maturity	Interest			Unamortized	Net	December 31,
Description	Financing	Date	Rate (1)	Principal (2)		Discount (3)	Balance	2014

Credit Agreements:
April Term Loans	April 2015	April 2018	12.0%	$41,214	(4)	$(3,187)	$38,027	$-
June Term Loan	June 2015	April 2018	12.0%	6,000	(4)	-	6,000	-
October Term Loan	October 2015	April 2018	12.0%	18,000	(4)	-	18,000	-
Forbearance Agreement	September 2015	March 2017	14.0%	1,251	(4)	-	1,251	-
Convertible Debt	Various	Various	Various	19,808	(5)	(23)	19,785	45,398
VIP Promissory Notes	April 2014	December 2017	10.0%	7,400	(6)	-	7,400	11,000
ExWorks Revolving Loan	June 2015	June 2016	27.0%	-	(7)	-	-	-
Unsecured Note	March 2015	March 2016	0.4%	450	(8)	-	450	-
Vapestick Credit Facility	May 2013	August 2015	5.4%	-	(9)	-	-	403
Demand Notes	Nov/Dec 2014	Nov/Dec 2014	12.0%	-	(10)	-	-	1,270
Mortgage Payable	September 2014	December 2019	5.8%	-	(10)	-	-	250

Total debt financing				$94,123		$(3,210)	90,913	58,321
Less current maturities							(22,942)	(58,321)

Long-term debt, less current maturities							$67,971	$-

(1)	Interest Rate. The stated interest rate is the contractual rate of interest specified in the debt agreement. For variable rate debt and amended debt agreements, the rate in effect as of December 31, 2015 is shown. For debt paid off during the year ended December 31, 2015, the rate in effect on December 31, 2014 is shown. See also Note 8 for accounting for the fair value of compound embedded derivatives and detachable common stock purchase warrants that are bifurcated from the host debt agreement and accounted for at fair value.

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

(2)	Prepayment Penalties. In addition to the principal balance shown, certain debt agreements provide for prepayment penalties up to 20% if the debt is repaid prior to the maturity date.

(3)	Unamortized Discounts. Original issue discounts (“OID”) are amortized to interest expense using the effective interest method. The unamortized discount represents the portion of OID that will be charged to interest expense over the remaining term of the respective debt agreements.

(4)	Credit Agreements. In April 2015, the Company entered into credit agreements with (i) Calm Waters Partnership (“Calm Waters”), an institutional investor and (ii) a group of 15 investors (the “Additional Lenders”), on substantially identical terms, pursuant to which Calm Waters made term loans to the Company of $35,000 and the Additional Lenders made term loans of $6,214 (collectively referred to as the “April Term Loans”). In June 2015, the Company and Calm Waters entered into an amendment that provided for an additional term loan (the “June Term Loan”) of $6,000. In October 2015, the Company and Calm Waters entered into an amendment that provided for an additional term loan (the “October Term Loan”) of $18,000. The April, June and October Term Loans mature in April 2018 and bear interest at the rate of 12.0% per annum. Upon repayment of the Bridge Financing Notes discussed in Note 7(c), the holders agreed to cancel related warrants received in such financings for 18,428,316 shares of the Company’s common stock exercisable at $0.45 per share. See Note 8 for further information on the Company’s warrants and see Note 17 for a January 2016 amendment to the Calm Waters credit agreement.

On September 30, 2015, the Company and Calm Waters entered into a Forbearance Agreement pursuant to which the Company and Calm Waters agreed, among other things, to (i) provide for a forbearance period up to 18 months until March 31, 2017 (the “Forbearance Period”) with respect to the collection of $1,251 of accrued interest payable to Calm Waters through September 30, 2015, and (ii) the Company issued warrants to Calm Waters to purchase an aggregate of 5,995,453 shares of the Company’s common stock at an exercise price of approximately $0.21 per share. During the Forbearance Period, the $1,251 forbearance amount accrues interest at 14.0% per annum.

For the period from October 2016 through March 2018, the Company is required to make monthly principal payments of $1,112 under the April, June and October Term Loans. Borrowings under the credit agreements are collateralized by security interests in all of the present and future assets of the Company (except as otherwise provided herein). In addition, the Company pledged all of its equity interests in its subsidiaries as collateral for its obligations under these credit agreements. The credit agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, enter into sale and leaseback transactions, merge or consolidate, dispose of property or assets, make investments or loans, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, engage in any business other than its current business, undergo a change of control, or issue equity interests, in each case subject to customary exceptions. In addition, the credit agreements contain customary events of default that entitle the lenders to cause any or all of the Company’s indebtedness under the credit agreements to become immediately due and payable. The events of default include, among others, non-payment, inaccuracy of representations and warranties, and commencement or filing of a petition for relief under any federal or state bankruptcy laws. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 2% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable.

As additional consideration to induce the lenders to enter into the April, June and October Term Loans and the September Forebearance Agreement, the Company granted the lenders warrants to purchase an aggregate of 252,194,035 shares of the Company’s common stock. All of the warrants are exercisable for a period of seven years from the original issue date, and have an exercise price of $0.45 per share. The fair value of these warrants amounted to an aggregate of $80,847, of which $15,429 was accounted for as a loss on debt extinguishment, $24,204 was accounted for a debt financing inducement expense, and $41,214 was accounted for as a debt discount on the date of issuance. The Company entered into a registration rights agreement with the lenders, pursuant to which the Company agreed to register all of the shares of common stock issuable upon exercise of the warrants on a registration statement on Form S-1 to be filed with the SEC within 45 calendar days following request to do so by Calm Waters, and to cause the registration statement to be declared effective within 90 days following the initial filing date. If the registration statement is not filed or declared effective in a timely manner, the Company is required to pay partial liquidated damages up to 3% of the aggregate principal of each lender’s Term Loan.

The obligations of the Company are guaranteed by FIN, GEC, VCIG LLC (“VCIG”), Victory Electronic Cigarettes, Inc. (“Victory”), Vapestick, VIP and E-Cigs UK Holding Company Limited (“UK Holding), each of which is a direct or indirect wholly owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to (i) a Guarantee and Collateral Agreement entered into on April 27, 2015, among the Loan Parties and the Lead Lender (the “Lead Lender Guarantee and Collateral Agreement”) and (ii) a Guarantee and Collateral Agreement entered into in April 2015, among the Loan Parties and the agent (the “Agent”) for the Additional Lenders (the “Additional Lenders Guarantee and Collateral Agreement” and together with the Lead Lender Guarantee and Collateral Agreement, the “Guarantee and Collateral Agreements”). The Term Loan Agreements are collateralized against substantially all of the Company’s assets, except as otherwise noted herein. The Company has also entered into Intercreditor Agreements that govern the relative priorities (and certain other rights) of the Lead Lender, the Additional Lenders, the former shareholders of VIP, and the holders of the Company’s 15% Notes pursuant to the respective security agreements that each have entered into with the Loan Parties.

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

(5)	Convertible to Common Stock. The outstanding principal balance and accrued interest of the Convertible Debt is convertible to shares of the Company’s common stock. Additional details about outstanding convertible debt agreements are summarized in Note 7(c).

(6)	VIP Promissory Notes. In April 2014, the Company issued $11,000 of promissory notes (the “VIP Promissory Notes”) in connection with the acquisition of VIP. The VIP Promissory Notes provided for interest at 10.0% and matured in December 2014. During 2014, additional consideration of $5,000 was also due under an earnout provision in the acquisition agreement. In April 2015, the VIP Promissory Notes were amended whereby the Company agreed to combine the $5,000 earnout (which provides for interest at 3.5% per annum) into the VIP Promissory Notes. Under the amended terms, the Company agreed to make principal payments of (i) $8,000 in April 2015, (ii) $300 per month from October 2016 through November 2017, and (iii) accrued interest and any remaining principal balance is payable in December 2017. In addition, the Company made a principal payment of $100 in January 2015, plus an additional $500 as a concession to obtain the October Term Loan discussed above, resulting in an outstanding principal balance of $7,400 as of December 31, 2015.

(7)	ExWorks Revolving Loan. On June 30, 2015, the Company entered into a credit agreement with ExWorks Capital Fund I, L.P. (“ExWorks”). The credit agreement provides for a revolving line of credit (the “Revolving Loan Agreement”) with a total commitment up to $6,000. The borrowing base is equal to (i) up to 75% of eligible accounts receivable and inventory of certain of the Company’s U.S. based subsidiaries (up to a maximum of $4,000), plus (ii) up to 75% of the value of eligible inventory of certain of the Company’s U.K based subsidiaries (up to a maximum of $2,500), minus (iii) certain availability reserves as determined by ExWorks. The advance rate against eligible accounts is subject to reduction based on credits, returned goods and setoffs. Borrowings under the Revolving Loan Agreement bear interest at an effective annual rate of 27.0% per annum. Borrowings under the Revolving Loan Agreement are collateralized by a first lien security interest in certain inventories and receivables. Either party may elect to terminate the Revolving Loan on June 30, 2016; however, if neither party elects to terminate, the agreement will be automatically extended for an additional 12 months.

On September 29, 2015, the Company entered into an amendment to the Revolving Loan Agreement, whereby ExWorks agreed that during the four-month period through January 31, 2016, it will permit borrowings up to $1,500 in excess of the borrowing base calculation set forth in the Loan Agreement. As of December 31, 2015, unused borrowing availability was approximately $5,600 and no amounts were outstanding under the Revolving Loan Agreement.

(8)	Unsecured Note. In March 2015, the Company exchanged the remaining principal amount of $9,149 related to the Senior Secured 6% Notes with an accredited investor for (i) a cash payment of $13,000, (ii) an unsecured note in the principal amount of $1,800 (the “Unsecured Note”) and (iii) the issuance of warrants to purchase 8,333,333 shares of the Company’s common stock at an exercise price of $0.45 per share (the “Prepaid Warrants”) for which the holders prepaid the exercise fee in the aggregate amount of $3,750. During 2015 all of the Prepaid Warrants were exercised.

The Unsecured Note is due March 1, 2016 and bears interest at a rate of 0.40% per annum. The principal amount of the Unsecured Note is payable in twelve equal monthly installments of $150 on the first business day of each month from April 2015 through March 2016.

(9)	Vapestick Credit Facility. The Company had a credit facility (the “Vapestick Credit Facility”) with a bank in the United Kingdom. The Vapestick Credit Facility provided for up to $310 of borrowings collateralized by trade receivables. The Vapestick Credit Facility also provided for up to $310 of borrowings collateralized by inventories. The weighted average interest rate was 5.4% as of December 31, 2014, and this credit facility expired during the fourth quarter of 2015 and was not renewed.

(10)	Demand Notes and Mortgage Payable. Demand Notes were exchanged for convertible promissory notes in February 2015. The Mortgage Payable was repaid in the second quarter of 2015 from proceeds received from the sale of the Company’s land and office building in Michigan.

(b)	Future Maturities Under Debt Financing Agreements

Based on debt agreements in effect as of December 31, 2015, the future principal payment requirements are shown below in the historical column. Pro forma disclosure is also provided to give effect to the January 11, 2016 financing discussed in Note 17, as if it had occurred on December 31, 2015:

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

Year Ending December 31,	Historical	Pro Forma (1)

2016	$22,942	$23,058
2017	19,786	21,390
2018	48,185	54,900

Total	$90,913	$99,348

(1)	Pro forma effect is given for (i) incremental January 2016 borrowings of $9,043, (ii) incremental monthly principal payments related to the January 2016 financing of $155 beginning in October 2016, and (iii) elimination of $351 of 2016 and $257 of 2017 debt maturities due to early payoff from the January 2016 financing.

(c)	Terms of Convertible Debt Agreements

Presented below is a summary of the terms of outstanding convertible debt agreements as of December 31, 2015 and 2014:

	Original	Stated	As of December 31, 2015						Net Balance
	Date of	Maturity	Interest	Conversion			Unamortized	Net	December 31,
Description	Financing	Date	Rate (1)	Price (2)	Principal (3)		Discount (4)	Balance	2014
Senior Secured Notes:
Former 15% Notes	January 2014	July 2016	8.0%	$0.75	$6,857	(5)	$-	$6,857	$9,705
Former 15% Notes	February 2014	August 2016	8.0%	0.75	12,100	(5)	-	12,100	12,819
Former 15% Notes	February 2014	August 2016	8.0%	0.45	500	(5)	-	500	420
Total					19,457		-	19,457	22,944
6% Notes	Apr. to Oct. 2014	December 2016	6.0%	0.86	-	(6)	-	-	10,907
5% OID Notes:
Original Issuance	December 2014	December 2015	12.0%	0.45	-		-	-	927
Original Issuance	January 2015	January 2016	12.0%	0.21	351	(7)	(23)	328	-
Bridge Financing Notes	Feb/Mar 2015	Apr/Jun 2015	12.0%	0.75	-	(8)	-	-	-
2014 FIN Exchanged Notes:
12% Exchanged Notes	July 2014	January 2016	12.0%	0.75	-	(9)	-	-	7,345
Unsecured 4% Notes	May 2014	November 2015	4.0%	0.75	-	(9)	-	-	2,237
4% Convertible Notes	May 2014	November 2015	4.0%	0.75	-	(9)	-	-	1,038
								-
Total convertible debt					$19,808		$(23)	$19,785	$45,398

(1)	Interest Rate. The stated interest rate is the contractual rate of interest specified in the debt agreement. For variable rate debt and amended debt agreements, the rate in effect as of the earlier of payoff or December 31, 2015 is shown. See also Note 8 for accounting for the fair value of compound embedded derivatives and detachable common stock purchase warrants that are bifurcated from the host debt agreement and accounted for at fair value.

(2)	Convertible to Common Stock. The outstanding principal balance and accrued interest are convertible to shares of the Company’s common stock. The stated conversion price gives effect to amendments to the respective debt agreements and represents the conversion prices in effect on December 31, 2015. For debt repaid or extinguished during the year ended December 31, 2015, the conversion price in effect on December 31, 2014 is shown. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

(3)	Prepayment Penalties. In addition to the principal balance shown, certain debt agreements provide for prepayment penalties up to 20% if the debt is repaid prior to the maturity date.

(4)	Unamortized Discounts. Original issue discounts (“OID”) are amortized to interest expense using the effective interest method. The unamortized discount represents the portion of OID that will be charged to interest expense over the remaining term of the respective debt agreements.

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

(5)	Amendment to 15% Notes. As of December 31, 2014, the aggregate principal balance (exclusive of unamortized discounts of $2,511) of these notes was $25,455 and the stated interest rate was 15.0%. During the first quarter of 2015, holders of $19,457 principal amount agreed to amend their notes to (i) extend the maturity date by 18 months from the original maturity dates in January and February 2015, (ii) reduce the interest rate from 15.0% to 8.0%, and (iii) reset the conversion price between $0.45 and $0.75 per share and eliminate all conversion price adjustments after the amendment. Additionally, between February and April 2015, holders of $1,858 principal amount converted their notes and accrued interest into 3,314,165 shares of the Company’s common stock, and holders of $ 4,140 principal amount agreed to exchange their notes for 10% exchange convertible notes. Additionally, holders of the 30,366,667 warrants issued in the first quarter of 2014 in connection with the Senior Secured Notes private placement agreed to amend their warrants to (i) remove the adjustment provisions stemming from any subsequent issuances, (ii) add a cashless exercise provision, (iii) set the exercise price at either $1.01 or $0.45, and (iv) the Company issued new warrants for an additional 4,573,261 shares with the same amended terms. See Note 8 for further information on the Company’s warrants.

(6)	Amendment to 6% Notes. In March 2015, the Company exchanged the remaining principal amount of $9,149 related to the Senior Secured 6% Notes with an accredited investor for (i) a cash payment of $13,000, (ii) the Unsecured Note and (iii) the issuance of the Prepaid Warrants for which the holders prepaid the exercise fee in the aggregate amount of $3,750. As of December 31, 2015, all of the Prepaid Warrants have been exercised.

(7)	Subsequent Event. As discussed in Note 17, in January 2016 the Company obtained an additional Term Loan for $9,043 from Calm Waters and used a portion of the proceeds to repay outstanding principal of $351 under this convertible debt agreement, which was also owed to Calm Waters.

(8)	Bridge Financing Notes. In February and March 2015, the Company completed private offerings for an aggregate of $16,842 principal amount of 5% Original Issue Discount Convertible Promissory Notes (the “Bridge Financing Notes”) and warrants to purchase shares of common stock with accredited investors for total net proceeds to the Company of approximately $16,000 after deducting placement agent fees and other expenses. The Bridge Financing Notes accrued interest at an annual rate of 12.0% and were due and repaid by June 2015 from proceeds from the Term Loans discussed in Note 7(a) above. The Bridge Financing Notes were convertible to shares of common stock at a conversion price of $0.75 per share. Warrants for an aggregate of 22,270,968 shares of common stock were granted in connection with these financings. The warrants are exercisable for $0.45 per share for a period of five years from the original issue date. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change.

(9)	2014 FIN Exchanged Notes and 4% Convertible Notes. Debt was repaid from the proceeds of the Credit Agreements discussed in Note 7(a).

As of December 31, 2015, the Company was delinquent in making approximately $1,700 of interest payments due under outstanding Term Loans and convertible debt instruments, meaning that the Company was in technical default. All required payments were made after December 31, 2015, which cured the technical default without any note holder formally declaring an event of default.

(d)	Interest Expense

Interest expense consists of the following for the years ended December 31, 2015 and 2014:

	2015	2014

Interest at stated rate of debt agreement	$8,792	$8,595
Amortization of discount on debt issuances (1)	25,826	29,210
Other interest expense	3,559	94
Amortization of debt issuance costs	133	3,012
Fair value of penalty shares issued on FIN acquisition debt financing	-	3,225

Totals	$38,310	$44,136

(1)	Except for the debt financing inducements discussed below, at the date of a financing the fair value of Common Stock purchase warrants and compound embedded derivatives associated with debt conversion features are calculated and recorded as a debt discount. Such debt discounts are amortized to interest expense using the effective interest method over the remaining convertible terms. If the holder of a convertible note elects to convert prior to the maturity date, the unamortized discount on the conversion date is charged to interest expense.

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

(e)	Debt Financing Inducement Expense

Debt financing inducement expense is recognized when the fair value of conversion features, original issue discount and warrants issued in connection with debt financings exceeds the proceeds from the loans. Presented below are the components of debt financing inducement expense for the years ended December 31, 2015 and 2014:

	2015	2014

Gross proceeds loaned to the Company	$69,226	$27,375
Less fair value of lenders' embedded conversion feature	(39,093)	(25,603)
Less fair value of original issue discount	(895)	-
Less fair value of warrants received by lenders	(146,882)	(30,988)

Totals	$(117,644)	$(29,216)

During the first quarter of 2014, the Company was attempting to obtain long-term financing. Before a long-term agreement could be finalized, the Company required funding to address immediate needs for cash. Accordingly, the Company entered into convertible debt agreements that resulted in debt financing inducement expense of $29,216.

Similarly, during the first and second quarters of 2015 the Company required immediate funding and the terms of the arrangements resulted in debt financing inducement expense of $116,313. All of these transactions were entered into with the intent of obtaining long-term financing which subsequently occurred in April 2015.

In September 2015, the Company entered into a forbearance agreement related to $1,251 of accrued interest that was payable on September 30, 2015. This accrued interest liability was extended through the issuance of a debt instrument that provides for interest at 14.0% per annum and matures in March 2017, and a warrant for the purchase of 5,995,453 shares of common stock exercisable at approximately $0.21 per share. The debt instrument and the warrant were bifurcated by first determining the fair value of the warrant which was $1,331. Since funding was not available to satisfy this immediate need for cash, it was necessary to issue the warrant as an inducement to obtain the lender’s concession to provide a forbearance period of 18 months. Since cash was not exchanged in this debt financing, there was an immediate recognition of an expense for $1,331 for the fair value of the warrant.

8.           WARRANTS AND EMBEDDED DERIVATIVES

The following table summarizes the Company’s liability under outstanding warrant and compound embedded derivative agreements as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Number of		Number of
Description	Shares (2)	Liability (2)	Shares	Liability

Warrants	305,068,558	$54,412	113,520,880	$123,898
Embedded derivatives in convertible debt (1)	28,068,159	496	64,575,762	40,091

Total	333,136,717	54,908	178,096,642	163,989
Less current portion		(54,908)		(82,426)

Long-term portion		$-		$81,563

(1)	The debt instruments summarized in Note 7(c) contain features that permit the holders to elect conversion of the debt to shares of the Company’s common stock. The Company bifurcates the conversion features from the related debt instruments and accounts for each component at its estimated fair value with updated valuations performed at the end of each calendar quarter.

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

(2)	As of December 31, 2015, the Company has 300,000,000 common shares authorized. As of December 31, 2015, there were 74,552,006 common shares issued and outstanding and the Company would need an additional 362,270,703 common shares to accommodate the exercise and conversion of all of the common stock options, warrants, convertible debt, and unvested restricted stock presently outstanding. Accordingly, the Company has an authorized share deficiency of 136,822,709 shares to accommodate all such exercise and conversion requests through the remaining unissued common shares. In order to increase the number of shares available to cover the authorized share deficiency, the Company would need either to (1) amend its articles of incorporation to increase the amount of its authorized common shares or (2) effect a reverse stock split which would decrease the current number of shares issued and outstanding as well as the number of shares issuable upon exercise or conversion of its outstanding stock options, warrants and convertible debt. Either of these corporate actions would require shareholder approval. If the Company is not able to cure the authorized share deficiency when holders of such options, warrants and convertible debt attempt to exercise or convert such securities and the Company no longer has available common shares to fill such exercise or conversion, the Company would be required to settle a portion of its warrant and derivative liabilities in cash which requires that these instruments continue to be classified as liabilities rather than equity instruments. As discussed in Note 17, in January 2016 the Company issued a warrant for 45,214,775 shares of common stock, increasing the Company’s unauthorized share deficiency to 182,037,484 shares. However, as discussed in Note 10, 249,079,624 of the Company’s outstanding warrants are held by Calm Waters which is currently restricted by contractual agreement from owning more than approximately 4,000,000 shares of the Company’s common stock through exercise of the warrants, convertible debentures and ownership of the Company’s common stock.

Fair Value of Warrant Liability

The following table summarizes the terms and fair value of the Company’s liability related to warrants outstanding as of December 31, 2015:

Year of	Year of	Exercise		Number of	Fair Value
Issuance	Expiration	Price		Shares	of Liability

2015	2022	$0.45		246,198,582	$45,718
2015	2020	1.01		14,860,382	1,491
2014	2019	0.45		10,969,265	1,887
2014	2019	1.01		13,185,185	1,859
2015	2022	0.21		5,995,453	1,270
2014	2019	0.37		6,666,669	1,171
2015	2020	0.45		3,842,653	552
2013	2018	0.75		2,006,667	299
2013	2019	0.75		1,000,000	114
2014	2019	0.21		248,236	50
2015	2016	0.75		66,667	1
2014	2016	1.49	(1)	28,799	-
Totals		$0.50	(1)	305,068,558	$54,412

(1)	Represents the weighted average exercise price for this group of warrants.

As discussed in Note 17, in January 2016 the Company issued a warrant for an additional 45,214,775 shares exercisable at $0.25 per share. This warrant, which is excluded from the table above, provides for an expiration date of January 2023 and had an estimated fair value on the date of grant of approximately $8,650. This amount is expected to be accounted for as a debt extinguishment cost during the first quarter of 2016.

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

The following table summarizes the terms and fair value of the Company’s liability related to warrants outstanding as of December 31, 2014:

Year of	Year of	Exercise		Number of	Fair Value
Issuance	Expiration	Price		Shares	of Liability

2014	2019	$0.75		73,524,359	$80,709
2013	2018	0.75		39,934,773	43,174
2014	2019	6.75		7,901	4
2014	2019	10.00		53,847	11
Totals		$0.75	(1)	113,520,880	$123,898

(1)	Represents the weighted average exercise price for this group of warrants.

The following table summarizes changes in the Company’s outstanding warrants and the related liability for the years ended December 31, 2015 and 2014:

	2015		2014
	Number of	Warrant	Number of	Warrant
	Warrants	Liability	Warrants	Liability

Balances, beginning of year	113,520,880	$123,898	471,667	$16,601
Issuance of warrants:
Term loans	290,185,882	156,399	-	-
Stand-alone warrants	7,774,360	5,045	5,607,216	34,107
Private placements of common stock	-	-	29,713	31,889
Anti-dilution adjustments (1)	20,072,458	-	151,427,441	-
Modification of warrants:
Cancellations	(150,550,965)	(153,387)	(43,316,296)	(63,059)
Replacements	46,258,316	62,363	-	-
Exercise of warrants	(22,192,373)	(24,612)	(698,861)	(4,249)
Periodic fair value adjustments	-	(115,294)	-	108,609

Balances, end of year	305,068,558	$54,412	113,520,880	$123,898

(1)	Some of the Company’s warrant agreements previously included anti-dilution adjustments whereby the exercise price and number of shares would reset to a lower exercise price and an increased number of shares (a “Reset Event”). Upon a Reset Event, the fair value of the warrant liability was adjusted and a loss was recognized. As of December 31, 2015, the warrant agreements have been amended whereby substantially all Reset Events have been eliminated.

Fair Value of Embedded Derivatives for Convertible Debt

As of December 31, 2015, the following table presents the conversion prices, number of shares issuable, and the fair value of the Company’s liability under compound embedded derivative agreements:

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

	Original	As of December 31, 2015
	Date of	Principal	Net Carrying	Conversion	Shares	Derivative
	Financing	Balance	Value	Price	Issuable	Liability

Senior Secured Notes:
Former 15% Notes	January 2014	$6,857	$6,857	$0.75	9,142,460	$135
Former 15% Notes	February 2014	12,100	12,100	0.75	16,133,333	236
Former 15% Notes	February 2014	500	500	0.45	1,111,111	38
5% OID Notes:
Original Issuance (1)	January 2015	351	328	0.21	1,681,255	87

Total convertible debt		$19,808	$19,785		28,068,159	$496

(1)	As discussed in Note 17, this debt was repaid from the proceeds of borrowings obtained in January 2016.

9.           STOCKHOLDERS’ EQUITY

Units Offerings. In April, June and July 2014, the Company completed “best efforts” private offerings of 53,933 units for proceeds of $97.50 per unit. Each unit consisted of (i) one share of common stock, and (ii) one warrant to purchase 1/4 share of common stock. Accordingly, the Company issued a total of 53,933 shares of common stock and 13,483 warrants. The offering resulted in gross proceeds of $5,258 and net proceeds of $4,733 after deducting placement agent fees and costs of the offering. At issuance, the proceeds were allocated based upon the fair value of the warrants with the remainder allocated to the common stock.

The warrants issued in these offerings are exercisable for a period of five years from their issue dates. The exercise price with respect to the warrants was initially $97.50 per share, but as a result of anti-dilution provisions the exercise price was adjusted to $0.75 per share and the number of shares issuable upon exercise of the warrants increased to 1,752,781 shares of common stock. The fair value of the warrants was based on a binomial model.

Man FinCo Equity Issuance. In July 2014 the Company completed a private offering of 197,531 shares of Common Stock that were issued to Man FinCo Limited (“Man FinCo”). The Company paid placement agent fees and other expenses in the form of 14,359 shares of Common Stock and issued warrants to purchase 7,901 shares of Common Stock at an exercise price of $101.25 per share. At issuance, the proceeds were allocated based upon the fair value of the warrants with the remainder allocated to the common stock. Pursuant to the agreement with Man FinCo, the Company agreed that if it sold shares of Common Stock in a public offering at a price of less than $119.10 per share, then the Company would issue to Man FinCo additional shares of Common Stock equal to the difference between (i) $17,000 divided by the public offering price (the “Reset Price”) and (ii) the 211,890 shares initially issued to Man FinCo. Additionally, the Company granted to Man FinCo an option to purchase additional shares of Common Stock (the “Formula Shares”) derived by dividing $40,000 by the lower of $101.25 and the Reset Price (the “Man FinCo Option”). Man FinCo was entitled to exercise the Man FinCo Option for 100% of the Formula Shares through July 15, 2015 and for 50% of the Formula Shares through July 15, 2016.

On April 27, 2015, the Company and Man FinCo entered into a Securities Purchase Agreement whereby the Company issued 19,666,667 shares of its Common Stock to Man FinCo and Man FinCo agreed to (i) cancel the Man FinCo Option, and (ii) provide $1,000 of debt financing to the Company which was received as part of the Additional Lender Term Loan financing in April 2015 as discussed further in Note 7(a). The fair value of the 19,666,667 shares of Common Stock amounted to $7,493 and the Company recognized a loss on extinguishment of warrants and the previously recorded derivative liabilities were eliminated.

10.           OTHER INFORMATION

Foreign Sales and Major Customers

The Company generated $36,770 and $21,600 of foreign sales during the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, the Company had net sales to a single customer that accounted for 11% for 2015 and 13% for 2014 of net sales.

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

Concentration of Suppliers

The Company purchases the majority of its inventories from two suppliers that are located in foreign countries. If the Company no longer had access to these suppliers, management believes the Company could locate alternative suppliers. However, there could be temporary shortages of inventories during a transition to new suppliers.

Dependence on a Single Lender

As discussed in Note 7, the Company has engaged in significant financing activities during 2015 whereby over 70% of the Company’s debt financing as of December 31, 2015 has been obtained from a single lender, Calm Waters. Presented below is a summary of amounts owed to Calm Waters as of December 31, 2015, and on an unaudited pro forma basis for the additional financing provided in January 2016 as discussed in Note 17:

	Interest	Maturity		Unamortized
Description of Financing	Rate	Date	Principal	Discount	Net

April Term Loan	12.0%	April 2018	$35,000	$-	$35,000
June Term Loan	12.0%	April 2018	6,000	-	6,000
October Term Loan	12.0%	April 2018	18,000	-	18,000
Forbearance Agreement	14.0%	March 2017	1,251	-	1,251
5% OID Notes	12.0%	January 2016	351	(23)	328
Former 15% Notes	8.0%	August 2016	8,249	-	8,249

Total, December 31, 2015			$68,851	$(23)	$68,828

Pro Forma (1)			$77,543	$(23)	$77,520

(1)	Pro forma effect is given for (i) incremental January 2016 borrowings of $9,043, and (ii) elimination of $351 of 5% OID notes due to early payoff in the January 2016 financing.

In addition to the concentration of debt held by Calm Waters, the Company has issued warrants to Calm Waters for an aggregate of approximately 249,079,624 shares of common stock which are exercisable for 5,995,453 shares at $0.21 per share, 226,252,838 shares at $0.45 per share, and 16,831,333 shares at $1.01 per share. Additionally, as discussed in Note 17, a warrant for 45,214,775 shares exercisable at $0.25 per share was issued in January 2016. As a condition of the warrant agreements, Calm Waters is not permitted to own more than 4.99% of the Company’s common stock (the “Beneficial Ownership Threshold”) upon exercise of outstanding warrants. Upon 61 days’ notice, Calm Waters is permitted to decrease or increase the Beneficial Ownership Threshold but may never increase the Beneficial Ownership Threshold in excess of 9.99%. Based upon the number of shares outstanding as of December 31, 2015, Calm Waters is not permitted to own more than an aggregate of approximately 4,000,000 shares of the Company’s common stock at any time.

Accounts Receivable

Accounts receivable is presented net of allowances for bad debts and estimated sales returns. As of December 31, 2015 and 2014, such allowances amounted to $1,565 and $262, respectively.

Disclosures Related to Statements of Operations

Presented below are certain expenses included in the accompanying statements of operations for the years ended December 31, 2015 and 2014:

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

Description of Expense	2015	2014

Professional fees and administrative expenses:
Bad debts expense	$182	$1,832
Repairs and maintenance	92	95
Rent expense	557	147
Marketing and selling expenses:
Advertising	6,926	3,665
Rent expense	3,253	786

Additionally, for the year ended December 31, 2014, the Company recognized charges for the write-off of excess and obsolete inventories of $11,200. Substantially all of this amount was associated with inventories from the Company’s FIN reporting unit that were purchased before the Company’s acquisition on February 28, 2014.

During 2015, the Company negotiated favorable settlements with certain customers, suppliers and service providers that resulted in an aggregate gain on troubled debt restructuring of $1,727, or $0.03 per share. Management believes the creditors granted these concessions due to the Company’s uncertain financial condition.

During 2015 the Company settled a dispute with a former lender which resulted in a cash payment of $500 during the fourth quarter of 2015. This amount is included in settlement of litigation and disputes in the accompanying statement of operations for the year ended December 31, 2015.

11.           RELATED PARTY TRANSACTIONS

The Company, through the acquisition of Vapestick, became a party to a distribution agreement with MPL Ltd. (“MPL”). Under the terms of the agreement, MPL was licensed to act as the manufacturer, importer and distributor for Vapestick products for specified retailers in return for a royalty payment. The Chief Executive Officer of MPL is related to the Company’s former President-International. This agreement was terminated during the second quarter of 2015. Royalties for the years ended December 31, 2015 and 2014 amounted to $195 and $482, respectively.

Since early 2014, logistical and service support has been provided by an affiliate of the Company’s former President. The Company or the affiliate may elect to discontinue this arrangement at any time. Beginning in the second quarter of 2015, this entity was no longer an affiliate. Services provided by this entity amounted to $479 and $532 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, accounts payable to this related party amounted to $15.

Certain marketing and logistics support services are provided by entities controlled by a key employee of the Company’s GEC division that was acquired from Hardwire Interactive, Inc. These services were provided prior to the Company’s 2014 acquisition of GEC and have continued under the Company’s ownership. This arrangement may be discontinued by either party at any time. Services provided by this entity amounted to $1,261 and $1,002 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, accounts payable to this related party amounted to $49 and $380, respectively.

The Company, through the acquisition of Vapestick, became a party to a supplier agreement with Internet Marketing Hub Ltd. (“IMH”). Under the terms of the agreement, IMH provides the labor and expertise for the design, development and maintenance, including search engine optimization for internet marketing on two websites operated by Vapestick. The Company’s President-International is a 50% owner of IMH. Total costs incurred under this agreement amounted to $48 and $271 for the years ended December 31, 2015 and 2014, respectively.

In January 2015, warrant terms with two warrant holders were amended whereby the number of warrants would be 1,000,000 each at an exercise price of $0.75 per share and certain adjustment provisions were removed. These transactions were entered into with affiliates of a former member of the Company’s board of directors. Management determined that the affiliates surrendered rights that were significantly greater in value than the consideration exchanged by $44,230 and, accordingly, this amount was treated as a capital contribution since it was entered into with related parties. Additionally, in March 2015, a consultant surrendered a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.75. The fair value of the warrant on the date of surrender resulted in a gain on extinguishment of warrants of $2,233.

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

In January 2015, the Company’s Chief Executive Officer purchased $195 principal amount of January 2014 15% Convertible Notes, which were purchased from another note holder, as well as warrants to purchase 260,608 shares of the Company’s common stock at an exercise price of $1.01, which were issued in conjunction with the note purchase.

On December 30, 2013, the Company entered into an agreement with an affiliate of Fields Texas Limited LLC (“FTX”), which was partially owned by one of the Company’s former directors. Pursuant to the agreement, if FTX facilitated a merger or acquisition, strategic partnership, joint venture, licensing or similar transaction, the Company was obligated to pay FTX a one-time fee equal to 5% of the purchase price. For the year ended December 31, 2014, amounts incurred under this agreement included a $200 development fee and $500 related to the acquisition of FIN.

On April 28, 2014, the Company entered into an Advisory Agreement with FTX, whereby FTX provided a fee equal to 3% of the total purchase price was payable for advisory services associated with certain mergers or acquisitions closed by the Company. During 2014, the Company incurred an expense of $600 related to this agreement. The agreement was terminated in September 2014.

12.           STOCK-BASED COMPENSATION

Presented below is a summary of activity related to stock options and restricted stock awards that resulted in stock-based compensation expense for the years ended December 31, 2015 and 2014 of $11,973 and $7,129, respectively.

Stock Option Plans

2013 Stock Option Plan. In March 2013, the Company’s shareholders approved the Company’s 2013 Stock Option Plan (the “2013 Plan”) which reserved 666,667 shares of the Company’s common stock. The 2013 Plan was approved by the Company’s shareholders on April 10, 2014 and provides for the issuance of Incentive Stock Options (“ISOs”) as well as Non-Qualified Stock Options. Options may be granted under the 2013 Plan to directors, officers, key employees, and consultants of the Company. As of December 31, 2015, no shares were available for grant under the 2013 Plan.

2014 Stock Option Plan. In April 2014 the Board of Directors and shareholders approved the Company’s 2014 Long-Term Stock Incentive Plan (the (“2014 Plan”) for the benefit of the Company’s employees, directors and consultants. The number of shares authorized for issuance under the 2014 Plan is limited to 10% of the shares of Common Stock outstanding, which calculation shall be made on the first trading day of a new fiscal year (“Plan Share Limit”). Accordingly, as of December 31, 2015, the Plan Share Limit is 1,205,176 shares. As of December 31, 2015, no shares were available for grant under the 2014 Plan.

Other Stock Option Grants. In addition to options granted under the 2013 Plan and the 2014 Plan, the Company has granted options outside of these plans for a total of 24,675,556 shares as of December 31, 2015. Since these options were not issued pursuant to a shareholder approved stock option plan, they are non-qualified stock options for income tax purposes.

The following table summarizes share activity, the weighted average exercise price, the weighted average remaining contractual life (in years) related to stock options outstanding during the years ended December 31, 2015 and 2014:

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

	2015		2014
	Shares	Price (1)	Shares	Price (1)

Outstanding, beginning of year	540,000	$26.10	501,667	$7.95
Granted	32,516,315	0.60	140,000	77.25
Forfeited	(6,508,916)	0.68	(68,334)	6.97
Exercised	-	-	(33,333)	-

Outstanding, end of year	26,547,399	$1.02	540,000	$26.10

Exercisable, end of year	20,448,601	$1.28	540,000	$26.10

(1)	Represents the weighted average price.

The following table summarizes information for stock options outstanding and for stock options exercisable as of December 31, 2015:

Stock Options Outstanding					Vested Options
Exercise Prices			Remaining	Number	Weighted	Number
Range		Weighted	Contractual	of	Average	of
Low	High	Average	Term	Shares	Price	Shares

$0.31	$0.40	$0.38	9.3	11,672,198	$0.38	7,252,198
0.71	0.79	0.75	9.2	14,375,200	0.74	12,696,402
3.75	3.75	3.75	2.5	346,667	3.75	346,667
77.25	135.75	82.34	3.5	153,334	82.34	153,334

$0.31	$135.75	$1.09	9.2	26,547,399	$1.28	20,448,601

The weighted average fair value per share for options granted for the years ended December 31, 2015 and 2014 was $0.49 and $77.25, respectively. In estimating the fair value of options, the Company used the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2015 and 2014:

	2015	2014

Expected lives (in years)	5.3	5.0
Risk-free interest rate	1.48%	1.59%
Expected volatility	139.00%	37.00%
Expected forfeiture rate	8.00%	0.00%
Expected dividend yield	0.00%	0.00%

Stock-based compensation expense is recognized over the vesting period of stock options and restricted stock awards. For stock options granted through December 31, 2015, unrecognized stock compensation expense amounted to $1,020 which will be charged to expense over the remaining vesting periods of the options. As of December 31, 2015, none of the outstanding stock options had intrinsic value.

Restricted Stock

The following table summarizes share activity, the weighted average fair value per share, and unrecognized compensation expense related to restricted stock grants during the years ended December 31, 2015 and 2014:

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

	2015			2014
	Number	Fair Value	Unrecognized	Number	Fair Value	Unrecognized
	of Shares	Per Share (1)	Compensation	of Shares	Per Share	Compensation

Unvested shares, beginning of year	66,667	$87.75	$1,445	-	$-
Shares granted	2,963,665	0.65	1,926	66,667	87.75	6,383
Shares forfeited	(411,110)	10.16	(2,194)	-	-	-
Compensation recognized	-	-	-	-	-	(4,938)
Shares vested	(22,223)	-	-	-	-	-

Unvested shares, end of year	2,596,999	$0.64	$1,177	66,667	$87.75	1,445

(1)	Represents the weighted average price.

The fair value of the restricted stock grants is generally based upon the closing price of the Company’s common stock on the date of grant. Unrecognized compensation expense related to restricted stock amounted to approximately $1,177 as of December 31, 2015. This expense will be recognized over vesting period of the respective options. The intrinsic value of unvested restricted stock was $675 as of December 31, 2015.

13.          INCOME TAXES

The Company is subject to federal and state income taxes in the United States. Additionally, as a result of business combinations completed in 2014 the Company has been subject to foreign income taxes in the United Kingdom since the date of the acquisitions. At December 31, 2015, the Company has net operating loss (“NOL”) carryforwards for Federal income tax purposes of approximately $123,000. These NOL carryforwards can be utilized to offset future taxable income that may be generated in the Company’s continuing business activities. If not previously utilized, the NOL carryforwards will expire primarily in 2033 through 2035. Additionally, as of December 31, 2015, the Company has approximately $3,000 of foreign tax credits that may be applied to reduce future U.S. Federal income tax liabilities. These foreign tax credits expire in 2024 if not utilized.

The Company’s income tax benefit (expense) is summarized as follows for the years ended December 31, 2015 and 2014:

	2015	2014

Current Income Taxes:
U.S. Federal	$-	$-
U.S. states	(19)	-
United Kingdom	(831)	(1,640)

Total current expense	(850)	(1,640)

Deferred Income Taxes:
U.S. Federal	-	21,345
U.S. states	-	-
United Kingdom	1,095	1,834

Total deferred benefit	1,095	23,179

Total income tax benefit	$245	$21,539

The Company’s effective income tax rate on U.K. earnings was 3.1% for 2015 and 4.3% for 2014. A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory income tax rates to income (loss) before income taxes is as follows for the years ended December 31, 2015 and 2014:

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

	2015	2014

Benefit at U.S. Federal statutory income tax rate	35.0%	35.0%
Benefit at net U.S. state income tax rate	1.1%	2.9%
Derivative extinguished through equity	-34.2%	0.0%
Tax expense on U.K. earnings below U.S. rate	-0.5%	-1.2%
Non-deductible goodwill impairment	-9.6%	-7.1%
State tax rate adjustments	-6.4%	0.0%
Other	-9.7%	-3.1%
Effect of valuation allowance on U.S. taxes	-24.8%	-21.1%

Effective rate of income tax benefit	0.4%	5.4%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred income tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	2015	2014

Deferred income tax assets:
U.S. Federal NOL	$36,500	$15,050
U.S. states NOL	1,261	-
Derivative liability	28,139	57,871
Stock-based compensation	4,546	2,647
U.S. Federal tax credits	3,000	3,000
Other	353	1,185

Total deferred tax assets	73,799	79,753
Less valuation allowance	(66,677)	(70,985)

Net deferred tax assets	7,122	8,768

Deferred income tax liabilities:
Intangible assets	(9,445)	(11,678)
Undistributed earnings of U.K. subsidiaries	(1,467)	(1,400)
Original issue discount on debt instuments	(528)	(1,103)

Total deferred tax liabilities	(11,440)	(14,181)

Net deferred tax liability	$(4,318)	$(5,413)

A valuation allowance has been recorded for $66,677 and $70,985 of net deferred tax assets since the “more likely than not” realization criterion was not met as of December 31, 2015 and 2014, respectively. As of December 31, 2015, gross unrecognized tax benefits are immaterial and there was no change in such benefits during 2015. The Company does not expect a significant increase or decrease to the uncertain tax positions within the next twelve months.

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

14.           EARNINGS PER SHARE

During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted net income (loss) per share. Based on the Company’s application of the as-converted and treasury stock methods, all common stock equivalents were excluded from the computation of diluted earnings per share due to net losses for each of the two years in the period ended December 31, 2015. Common stock equivalents that were excluded for the years ended December 31, 2015 and 2014, are as follows:

Common Stock Equivalent	2015	2014

Common stock purchase warrants	305,068,558	113,621,140
Converible debt	28,068,159	64,575,762
Common stock options	26,547,399	540,000
Unvested restricted common stock	2,596,999	66,667

Total	362,281,115	178,803,569

15.           COMMITMENTS AND CONTINGENCIES

Operating Leases

As of December 31, 2015, future minimum lease payments are as follows:

Year Ending December 31:

2016	$1,335
2017	701
2018	450
2019	289
2020	59

$2,834

For leases that provide for an abated rent period, the value of this inducement is being reflected as a reduction to rent expense over the term of the lease.

Patent Infringement Litigation

In June 2012, a lawsuit was filed by Ruyan Investment (Holdings) Ltd. (“Ruyan”) alleging infringement of its patents for E-cigarettes and related products by FIN. This lawsuit was transferred from Ruyan to an affiliate of Fontem Ventures B.V. (“Fontem”) upon completion of Fontem’s acquisition of the patents in suit in October 2013. Upon completion of our acquisition of FIN on February 28, 2014, we assumed FIN’s obligations under this litigation. During 2014, Fontem filed a complaint against the Company and FIN alleging infringement of certain other e-vapor patents in the U.S. For purposes of discovery, claim construction, and related common matters, the lawsuit against the Company and FIN was consolidated in December 2014 with other similar lawsuits Fontem filed against other third-party manufacturers and distributors of E-cigarettes. The discovery phase of the litigation was completed during the fourth quarter of 2015 and trial was scheduled to commence during the first quarter of 2016.

The Company incurred more than $1,500 through the fourth quarter of 2015 in its defense of this matter. In consideration of the additional costs to continue through the trial phase, during the fourth quarter of 2015 the Company entered into settlement negotiations with Fontem as an alternative to the costs and distraction associated with a prolonged trial. On January 5, 2016, the Company reached a settlement with Fontem which resolved all ongoing litigation in exchange for the payment of damages incurred through January 4, 2016. During the first quarter of 2016, the Company made payments of approximately $5,350 for damages which represents the Company’s liability under the settlement. Accordingly, this amount is included in accrued interest and other in the accompanying 2015 balance sheet, and in settlement of litigation and disputes in the accompanying statement of operations for the year ended December 31, 2015. Under the terms of the settlement, Fontem granted the Company a non-exclusive global license under the patents asserted in the litigation and certain other e-vapor technology related patents in exchange for an ongoing royalty based on net sales of certain products.

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

Other Contingencies

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of our business. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with the applicable accounting literature. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. Certain insurance policies held by the Company may reduce the cash outflows with respect to an adverse outcome on certain of these litigation matters. The Company does not believe it is reasonably possible that any of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

16.           FAIR VALUE MEASUREMENTS

The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value as of December 31, 2015 and 2014, because of the relatively short maturities of these instruments. The estimated fair values for financial instruments presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying values of certain borrowings approximate fair value because the underlying instruments are fixed-rate notes based on current market rates and current maturities.

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

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

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

Warrant Valuation Methodologies

As of December 31, 2014, a binomial model was used to compute the fair value of outstanding warrants. Due to the elimination of substantially all anti-dilution features during the year ended December 31, 2015, the Black Scholes model was used to compute the fair value of outstanding warrants as of December 31, 2015. Key inputs into the valuation models include expected stock price volatility and a risk-free interest rate.

As of December 31, 2015, significant assumptions include the risk-free interest rate ranging from 0.01% to 1.75% and historical volatility of the Company’s common stock price ranging from 90.4% to 129.7%. As these assumptions are revised in the future, it can cause significant adjustments to future valuation results. The risk-free interest rate is based on the yield of U.S. treasury bonds over the expected term. The expected share price volatility is based on historical common stock prices for the Company and comparable publicly traded companies over a period commensurate with the expected term of the warrant. Changes to these assumptions could cause significant adjustments to the valuation results.

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

Recurring Fair Value Measurements

The Company does not have any recurring measurements of the fair value of assets. Recurring measurements of the fair value of liabilities as of December 31, 2015 and 2014 are summarized as follows:

	As of December 31, 2015				As of December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$54,412	$54,412	$-	$-	$123,898	$123,898
Derivative liability	-	-	496	496	-	-	40,091	40,091

Total	$-	$-	$54,908	$54,908	$-	$-	$163,989	$163,989

The Company did not make any transfers in or out of level 3 for the year ended December 31, 2015. The following table presents a reconciliation of changes in liabilities measured at fair value on a recurring basis for the years ended December 31, 2015 and 2014:

Electronic Cigarettes International Group, Ltd.

Notes to Consolidated Financial Statements, Continued

(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Warrants	Derivatives	Total	Warrants	Derivatives	Total

Fair value of liability, beginning of year	$123,898	$40,091	$163,989	$16,601	$-	$16,601
Issuances of new instruments	161,444	39,417	200,861	65,996	39,749	105,745
Total net losses (gains) included in:
Fair value adjustments included in net loss	(115,294)	(60,757)	(176,051)	108,609	342	108,951
Extinguishments through:
Exercise	(24,612)	(6,274)	(30,886)	(4,249)	-	(4,249)
Modifications	62,363	-	62,363	-	-	-
Cancellations	(153,387)	(11,981)	(165,368)	(63,059)	-	(63,059)

Fair value of liability, end of year	$54,412	$496	$54,908	$123,898	$40,091	$163,989

17.           SUBSEQUENT EVENTS

Litigation Settlement

As discussed further in Note 15, on January 5, 2016, the Company reached a settlement which resolved all ongoing patent infringement litigation and commencing on January 5, 2016 the Company entered into a non-exclusive global license whereby royalties are payable on future net sales.

Amendment to Credit Agreement

On January 11, 2016, the Company entered into an amendment to the Calm Waters credit agreement discussed in Note 7(a) pursuant to which Calm Waters made an additional term loan to the Company of $9,043 (the “January Term Loan”). The January Term Loan matures in April 2018 and bears interest at the rate of 12.0% per annum. For the period from October 2016 through March 2018, the Company is required to make incremental monthly principal payments of $155 under the January Term Loan. The loan proceeds were used for (i) payment of $5,300 to settle patent infringement litigation and other legal settlements, (ii) repayment of convertible debt and delinquent accrued interest for $2,086, (iii) settlement of delinquent trade payables and costs of the financings for $650, (iv) repayment of $257 of principal on the VIP Promissory Notes, and (v) the remaining $750 was available for working capital and other general corporate purposes.

As additional consideration to induce the lender to enter into the January Term Loan, the Company issued a warrant to purchase 45,214,775 shares of the Company’s common stock, which are exercisable for a period of seven years from the original issue date, and have an exercise price of $0.25 per share. Consistent with the April, June and October Term Loans, the Company entered into a registration rights agreement in connection with the warrants issued in connection with the January Term Loan.

