Form 10-K/A
period 2015-12-31
Electronic Cigarettes International Group, Ltd.
filed 2016-04-29
CIK 1398702

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

Documents incorporated by reference

None

EXPLANATORY NOTE

Electronic Cigarettes International Group, Ltd. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2015 as filed on March 28, 2016 (the “Original 10-K”) to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.   No changes have been made to the Original 10-K other than the addition of the Part III information herein.

As required pursuant to the Securities and Exchange Act of 1934, as amended, this Amendment also includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2.

Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original 10-K, nor does it modify or update in any way the disclosures contained in the Original 10-K, which speak as of the date of the original filing.  Accordingly, this Amendment should be read in conjunction with the Original 10-K and our other SEC filings subsequent to the filing of the Original 10-K. The reference on the cover of the Original 10-K to the incorporation by reference of portions of the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders into Part III of the Original 10-K is hereby deleted.

i

ii

 CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, as amended herein (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which the Company expect or anticipate will or may occur in the future, including statements related to distributor channels, volume growth, net sales, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. Because they refer to future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” “up to,” and similar terms and phrases. Though we believe that the expectations reflected in these statements are reasonable, they involve certain assumptions, risks and uncertainties. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

iii

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our executive officers, directors and other significant employees and their ages and positions are as follows:

Name	Age	Position	Date First Elected or Appointed

Daniel J. O’Neill	64	Chief Executive Officer, Executive Chairman of the Board of Directors	January 9, 2015
Philip Anderson	49	Chief Financial Officer and Secretary	January 9, 2015
James P. Geiskopf	56	Director	June 25, 2013
Craig Colmar	63	Director	August 18, 2014
David Karp	51	Director	August 18, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Daniel J. O’Neill was the President and Chief Executive Officer of WinSport Canada, Canada’s Winter Olympic training facility, from January 2011 until his appointment on January 9, 2015 to serve as our Executive Chairman. Mr. O’Neill was appointed to serve as a member of our Board of Directors effective March 1, 2015. On April 16, 2015, Mr. O’Neill was appointed to serve as our Chief Executive Officer. From June 2005 through December 2010, Mr. O’Neill was a private investor focusing on identifying acquisition opportunities. From June 2000 through June 2005, Mr. O’Neill was the President and Chief Executive Officer of Molson Inc., one of the world’s largest beer companies, and from March 1999 through June 2000, Mr. O’Neill was an executive Vice President for Molson Inc., and the President and Chief Operating Officer of Molson Canada. From January 1997 to March 1999, Mr. O’Neill was an Executive Vice President of the H.J. Heinz Company, and the President and Chief Executive Officer of Star-Kist Foods, Inc. Mr. O’Neill serves on the Board of Directors of BRP Inc. (TSX: DOO), where he is a member of the audit committee and the human resources, nomination and governance committee. Mr. O’Neill received a Master degree in Business Administration from Queen’s University and a Bachelor of Arts degree from Carleton University in Canada.

Mr. O’Neill’s qualifications to serve on our Board include his vast executive and operational experience.

Philip Anderson was an independent advisor to Pinnacle Fund, a family office and predecessor hedge fund, from December 2006 through his appointment on January 9, 2015 as Chief Financial Officer of the Company. At Pinnacle Fund, Mr. Anderson oversaw investments in both public and private companies. Prior to joining Pinnacle Fund, Mr. Anderson was the director of research at Siar Capital, a family office specializing in micro- and small-cap public and private investments. Prior to his time spent with Siar Capital, Mr. Anderson performed sell-side research at C.E. Unterberg and Ladenburg Thalmann. Mr. Anderson holds a Bachelor of Science degree from Ithaca College and a Master of Business Administration degree from Hofstra University.

James P. Geiskopf has served as a director of our company since June 25, 2013. James P. Geiskopf has 32 years of experience in the car rental industry. From 1975 to 1986, Mr. Geiskopf was the Chief Financial Officer of Budget Rent a Car of Fairfield California. From 1986 to 2007, Mr. Geiskopf was the President and Chief Executive Officer of Budget Rent a Car of Fairfield California. In 2007, Mr. Geiskopf successfully sold the franchise. Mr. Geiskopf served on the Board of Directors of Suisun Valley Bank from 1986 to 1993. The bank was successfully sold to a larger institution in 1993. Mr. Geiskopf also served on the Board of Directors of Napa Valley Bancorp from 1991 to 1993. The bank holding company was successfully sold to a larger institution in 1993. Mr. Geiskopf was the President and director of the Resource Group Inc. from 2007 to 2009, a shell company with minimal operations quoted on the OTCBB. Mr. Geiskopf was President, Secretary, Treasurer, and director of Search By Headlines.com from 2011 to 2012, a shell company with minimal operations quoted on the OTCBB. Mr. Geiskopf currently serves on the Board of Directors of bBooth, Inc. (OTCQB: BBTH), where he is a member of the audit committee.

Mr. Geiskopf’s qualifications to serve on our Board of Directors include his business experience and his experience with other public companies.

Craig Colmar has served as a member of the Board of Directors of the Company since August 18, 2014. Mr. Colmar has practiced law with Johnson and Colmar, a firm focusing on business, corporate finance and mergers and acquisitions, since 1980, where his practice is concentrated on mergers and acquisitions transactions. In 2010, Mr. Colmar was co-founder of The Joint Corp. (NASDAQ: JYNT), a franchisor and operator of chiropractic clinics, and currently serves on its Board of Directors. In 2006, Mr. Colmar was co-founder of Digital Music Group, Inc., which, before its merger with Orchard Enterprises, was listed on NASDAQ. Mr. Colmar received a Juris Doctor degree from Northwestern University School of Law in 1977 and a Bachelor of Arts degree in economics from Northwestern University in 1974.

Mr. Colmar’s qualifications to serve on our Board of Directors include his significant experience with corporate finance and mergers and acquisitions of public companies.

David Karp has served as a director of our company since August 18, 2014. Mr. Karp is an accounting and corporate finance professional with over 20 years of financial and operating experience. Since 2006, Mr. Karp has been the Chief Financial Officer, Treasurer and Corporate Secretary of CounterPath Corporation (NASDAQ: CPAH; TSX: CCV), with responsibility for that company’s acquisitions and integration as well as its initial listing process to the NASDAQ and the TSX. From 2004 to 2006 he was the Chief Financial Officer and Corporate Secretary of Chemokine Therapeutics Corp., a formerly TSX listed and U.S. quoted development stage biotechnology firm, and from 2002 to 2004 he was the Chief Financial Officer of Neuro Discovery Inc., a formerly TSX-Venture listed investment management company focused on life science and biotechnology companies. From 1997 through 2001 he was Vice-President, Investment Banking with BMO Capital Markets. Mr. Karp holds a Master of Business Administration degree from the Ivey School of Business at the University of Western Ontario in Canada and a Bachelor of Science degree in Mechanical Engineering from the University of Waterloo in Canada. He is a Chartered Financial Analyst (CFA) and professional engineer.

Mr. Karp’s qualifications to serve on our Board of Directors include his financial experience with public companies and his experience with newly listed companies.

Voting Agreement

On July 15, 2014, we entered into a voting agreement with Man FinCo, and certain former officers and directors (Brent Willis, Marc Hardgrove and William Fields), in which we granted Man FinCo the ability to designate a director or Board observer to the Company’s Board of Directors. The period during which Man FinCo could designate a director has passed and Man FinCo never exercised its option to designate either a director or Board observer. This Voting Agreement will expire at such time as Man FinCo’s ownership of our common stock is less than 19,820 shares.

Composition of Board

Our Board of Directors currently consists of four members, three of which we believe qualify as independent directors under the corporate governance standards of the NASDAQ Global Market and the independence requirements of Rule 10A-3 of the Exchange Act, constituting a Board that is comprised of a majority of independent directors.

Term of Office

Each director of our company is to serve for a term of one year ending on the date of subsequent annual meeting of stockholders following the annual meeting at which such director was elected. In the absence of an annual meeting of shareholders for the election of directors, each director serves until his successor is elected and qualified or until his death, resignation or removal. We have not had an annual meeting of shareholders for the election of directors during the two-year period ended December 31, 2015. Our Board of Directors appoints our officers and each officer serves until his successor is elected and qualified or until his death, resignation or removal.

Board Committees

Our Board of Directors has established an Audit Committee, Compensation Committee and Corporate Governance and Nomination Committee that have the composition and responsibilities described below. Our Board of Directors may establish additional committees from time to time, in accordance with our bylaws. All members of the committees described below are independent directors under applicable NASDAQ and SEC Rules.

The composition of our committees is as follows:

•	Our Audit Committee consists of David Karp as chairman, with James P. Geiskopf and Craig Colmar serving as members of the Audit Committee. Our Board has determined that Mr. Karp is an audit committee financial expert as defined in Item 407(d) of SEC Regulation S-K.
•	Our Compensation Committee consists of James Geiskopf as chairman, with Craig Colmar serving as a member of the Compensation Committee.
•	Our Corporate Governance and Nomination Committee consists of Craig Colmar as chairman, with James P. Geiskopf and David Karp serving as members of the Corporate Governance and Nomination Committee.

Audit Committee. To provide effective direction and review of fiscal matters, the Board has established an Audit Committee. Our Audit Committee oversees our corporate accounting and financial reporting process. Among other matters, the Audit Committee:

•	evaluates the independent registered public accounting firm’s qualifications, independence and performance;
•	determines the engagement of the independent registered public accounting firm;
•	reviews and approves the scope of the annual audit and the audit fee;
•	discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements;
•	approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;
•	reviews our critical accounting policies and estimates; and
•	annually reviews the audit committee charter.

The Audit Committee operates under a written charter adopted by the board that we believe complies with the applicable standards of NASDAQ, although we are not a NASDAQ listed company. The Audit Committee met five times in 2015. All Committee members attended each meeting in person or by telephone. The Committee reviewed our financial statements for each quarter in 2015 and the year as a whole and discussed the financial statements with management and our independent audit firm. After each of the 2015 audit committee meetings, the Committee met in executive session with our independent audit firm. The Audit Committee also discussed with the independent audit firm the various matters required to be discussed in Statement on Auditing Standards No. 61, as amended and as adopted by the Public Accounting Oversight Board in Rule 3200T. Based on the foregoing, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2015. The Committee also reviews and reassesses the adequacy of the Audit Committee Charter on an annual basis.

Compensation Committee. The Compensation Committee operates under a written charter adopted by the Board of Directors that we believe complies with the applicable standards of NASDAQ, although we are not a NASDAQ listed company. The Compensation Committee met formally on six occasions in 2015, and discussed compensation matters informally several times during the year. Our Compensation Committee reviews and recommends policies relating to the compensation and benefits of our officers and employees. The Compensation Committee reviews and approves corporate goals and objectives relevant to the compensation of our chief executive officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives, and makes recommendations to the Board of Directors regarding compensation of these officers based on such evaluations. The Compensation Committee administers the issuance of stock options and other awards under our stock option plans. All Compensation Committee members attended all meetings of the Committee during 2015 either in person or by telephone.

Corporate Governance and Nomination Committee. Our Corporate Governance and Nomination Committee is responsible for, among other objectives, making recommendations to the Board regarding candidates for directorships; overseeing the evaluation of the Board of Directors; reviewing developments in corporate governance practices; developing a set of corporate governance guidelines, and; reviewing and recommending changes to the charters of other board committees. In addition, the Corporate Governance and Nomination Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the board concerning corporate governance matters. The Corporate Governance and Nomination Committee did not meet formally during 2015 since the matters normally discussed at meetings of this committee were discussed at Board of Director meetings.

Family Relationships

There are no family relationships between any of the officers or directors of the Company.

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

Code of Ethics

The Board has adopted a Code of Business Ethics and Conduct (the “Code of Conduct”) which we believe constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules, although we are not a NASDAQ listed company. We require all employees, directors and officers, including our principal executive officer and principal financial officer to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity. The Code of Conduct contains additional provisions that apply specifically to our Chief Executive Officer, Chief Financial Officer and other finance department personnel with respect to accurate reporting. The Code of Conduct is available on our website at www.ecig.co. The Company will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of the SEC on such website. Information contained on our website is not a part of, and is not incorporated into, this Report, and the inclusion of our website address in this Report is an inactive textual reference only.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and executive officers, and persons who own more than ten (10%) percent of our common stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, Directors and greater than ten (10%) percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this report any failure to file reports by such dates during fiscal year 2015. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2015, there was no failure to comply with Section 16(a) filing requirements applicable to its Directors, executive officers, or ten percent stockholders other than as listed in the table below:

Name	Number of Late Reports
Daniel J. O’Neill	1 (a Form 3 was not filed timely upon becoming a required filer)
Philip Anderson	2 (a Form 3 was not filed timely upon becoming a required filer; a Form 4 was not filed timely for an option grant)
Brent D. Willis	1 (Form 5 was not filed for 1 transaction in 2015)

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth cash and non-cash compensation for the years ended December 31, 2015 and 2014 earned by each person who served as Chief Executive Officer during 2015, and our other two most highly compensated officers who held office as of December 31, 2015 (collectively, the “Named Executive Officers”):

											Change in
											Pension Value
										Non-Equity	and Nonqualified
						Stock		Option		Incentive Plan	Deferred	All Other
Name and Principal Position	Year	Salary		Bonus		Awards		Awards		Compensation	Compensation	Compensation		Total

Daniel J. O'Neill (principal executive officer)	2015	$309,863	(1)	$170,000	(5)	$30,000	(5)	$9,104,648	(7)	$-	$-	$85,000	(1)	$9,699,511
Chief Executive Officer and Executive Chairman of Board of Directors	2014	-		-		-		-		-	-	-		-

Philip Anderson (principal financial officer)	2015	244,521	(2)	-		-		1,263,727	(7)(8)		-		(9)	1,508,248
Chief Financial Officer, Secretary and Treasurer	2014	-		-		-		-		-	-	-		-

Brent D. Willis (3)	2015	104,712	(3)	-		-		1,306,233	(7)		-	634,500	(10)	2,045,445
Former Chief Executive Officer, President and Secretary	2014	342,000	(3)	226,883		-		-		-	-	-		568,883

Miguel Corral	2015	234,143	(4)	-		940,000	(6)	-			-	63,436	(4)	1,237,579
Director of our wholly-owned subsidiary, Must Have, Ltd.	2014	180,977	(4)	-		-		-		-	-	45,152	(4)	226,129

(1)	Mr. O’Neill was appointed to serve as Executive Chairman of the Board of Directors on January 9, 2015. As discussed below, effective March 17, 2015, we entered into an employment agreement with Mr. O’Neill in his capacity as Executive Chairman which provided for an annual salary of $390,000. We also agreed to pay Mr. O’Neill a signing inducement of $85,000 as additional consideration to enter into his employment agreement. On April 16, 2015, the Board of Directors appointed Mr. O’Neill to also serve as the Company’s Chief Executive Officer with no change in compensation.
(2)	On January 9, 2015, Mr. Anderson was appointed to serve as our Chief Financial Officer and on January15, 2015, we entered into an employment agreement with Mr. Anderson as discussed below.
(3)	As discussed under the section below regarding his employment agreement, Mr. Willis resigned as Chief Executive Officer, President and Secretary on April 8, 2015.
(4)	Upon our acquisition of Must Have, Ltd. in April 2014, we entered into an employment agreement with Mr. Corral that provides for monthly payments of £11,500 for salary and £3,333 for statutory pension funding. Effective June 2015, Mr. Corral’s monthly salary was increased to £13,667 and the monthly pension payments remained unchanged. Either party may terminate the employment agreement by providing at least three months’ notice. The amounts shown in the table above for Mr. Corral have been translated based upon the average foreign exchange rates from pounds to U.S. dollars (1.64 for 2014 and 1.53 for 2015) during the periods the payment were made.
(5)	On December 14, 2015, the Board of Directors awarded Mr. O’Neill a bonus of $200,000 for results achieved in 2015. This bonus was settled by January 2016 through cash payments totaling $170,000 and the issuance of 115,385 shares of common stock with a fair value of $30,000, based on the closing price of the Company’s common stock of $0.26 on the date of issuance.
(6)	In March 2015, we made a restricted stock award for 1,000,000 shares of our common stock to Mr. Corral which had a grant date fair value of $750,000, based on the closing price of our common stock on the date of grant of $0.75 per share. In April 2015, we made a restricted stock award for 500,000 shares of our common stock to Mr. Corral which had a grant date fair value of $190,000, based on the closing price of our common stock on the date of grant of $0.38 per share. These awards vests as explained in further in the footnotes to the table below for Outstanding Equity Awards at 2015 Fiscal Year End.
(7)	The aggregate grant date fair value for 2015 and 2014 option awards was computed in accordance with FASB ASC 718. A discussion of all assumptions made in the valuation of the awards is in Note 12, Stock Based Compensation, to our consolidated financial statements for the year ended December 31, 2015, included in the Original 10-K filed with the SEC on March 28, 2016. For purposes of this table, the entire fair value of awards with graded vesting are reflected in the year of grant, whereas under FASB ASC 718 the fair value of graded vesting awards is recognized in our financial statements over the vesting period.
(8)	Mr. Anderson was originally granted options for 7,453,374 shares in 2015 with an aggregate grant-date fair value of $3,856,357. However, in connection with the mutual decision to not renew his employment agreement in January 2016, he agreed to forfeit options for 4,968,919 shares with a grant-date fair value of $2,592,630. Accordingly, the amount shown in the table is the aggregate grant-date fair value of the options for 2,484,458 shares that were retained by Mr. Anderson.
(9)	All Other Compensation for Mr. Anderson was less than the $10,000 threshold for reporting in 2015.
(10)	In connection with Mr. Willis’ resignation, we agreed to provide aggregate severance benefits of $634,500, consisting of (i) severance of $592,500 payable in 18 monthly payments of approximately $32,900, (ii) health insurance premiums for up to 18 months with an aggregate estimated value of $26,000, and (iii) our share of payroll taxes related to severance payments with an aggregate value of approximately $16,000.

O’Neill Employment Agreement

Effective March 17, 2015, we entered into an employment agreement with Mr. O’Neill in his capacity as Executive Chairman. We also paid Mr. O’Neill a signing inducement of $85,000 as additional consideration to enter into the employment agreement. The employment agreement initially provided for an annual base salary of $390,000, for a term of three years from the effective date. On April 16, 2015, the Board of Directors appointed Mr. O’Neill to serve as the Company’s Chief Executive Officer with no change in the terms of the employment agreement. On September 21, 2015, the employment agreement was amended to reduce the initial term from three years to one year with automatic annual extensions, unless terminated by Mr. O’Neill or by us. In December 2015, the Board of Directors agreed to increase Mr. O’Neill’s annual salary to $490,000 effective January 1, 2016. Either party may elect to terminate the employment agreement by providing 60 days’ notice before an automatic annual extension. The employment agreement was automatically extended in 2016 and currently has an expiration date of March 17, 2017.

In addition to his salary, Mr. O’Neill is eligible for a targeted cash bonus of up to 200% of his salary, based on the achievement of objective metrics as approved by the Board of Directors. Mr. O’Neill is entitled to participate in all of the Company’s benefit plans. If Mr. O’Neill terminates his employment for good reason or is terminated by the Company other than for cause, as defined in the employment agreement, the Company is required to pay him a lump sum consisting of his earned but unpaid base salary through the termination date, a pro-rata annual bonus, and twelve months of base salary. In addition, all stock options that are not vested shall expire and vested options will remain exercisable for 18 months after the date of termination. In addition, we will be required to pay the amount of any excise and income tax payments payable by such executive as a result of any payments of our common stock in settlement of accelerated stock options.

Anderson Employment Agreements

On January 15, 2015, we entered into an employment agreement with Mr. Anderson. The employment agreement provided for an initial term of three years but was amended in September 2015 to reduce the term to one year with annual renewals on the anniversary date at the option of the Company and Mr. Anderson. Accordingly, the parties mutually agreed not to extend his agreement his employment agreement entered into on January 15, 2016.

Effective January 16, 2016, we agreed to continue to pay Mr. Anderson’s annual base salary of $250,000 through May 16, 2016, with a reduction to $125,000 thereafter. Under this arrangement, Mr. Anderson continues to serve as our Chief Financial Officer with a primary focus on cash management and investor relations. Either party may elect to terminate this arrangement by providing at least 30 days’ notice before the expiration date on January 15, 2017; otherwise, the agreement is subject to automatic renewal for an additional period of one year.

Mr. Anderson is entitled to participate in all of the Company’s benefit plans, and was eligible for a targeted cash bonus of up to 50% of his base salary as well as an agreed multiple thereof, as approved by the Compensation Committee. No cash bonuses were approved for 2015. During 2015, Mr. Anderson was granted stock options for an aggregate of 7,453,374 shares of our common stock at exercise prices ranging from $0.38 to $0.75 per share.  These options were scheduled to vest as follows: (i) 2,484,458 options were fully vested on the date of grant; (ii) 2,484,458 options vested on the first anniversary of the grant date; and (iii) the remaining 2,484,458 options vest on the second anniversary of the grant date; provided that Mr. Anderson must be employed by the Company on a vesting date in order to vest in that portion of the options. Once vested, the options shall remain exercisable throughout their ten-year term, notwithstanding any termination of Mr. Anderson’s employment. In connection with the agreement not to extend his employment agreement, the parties agreed that all unvested options would expire immediately.

Willis Employment Agreement

On August 22, 2014, we entered into an amended and restated employment agreement with Mr. Willis in his capacity as our Chief Executive Officer which provided for an annual base salary of $390,000, subject to annual review. The 2014 employment agreement was effective as of April 1, 2014 and provided for an initial term of three years from the effective date. Mr. Willis was eligible for performance-based annual cash incentive bonuses depending on the extent to which the applicable performance goals of the Company are achieved. For the year ended December 31, 2014, our Board of Directors approved a bonus of $226,883 for Mr. Willis. The agreement also provided for the accelerated vesting of all outstanding equity awards upon the occurrence of a change of control.

If Mr. Willis terminated his employment for good reason or if he was terminated by us other than for cause, we were required to pay a lump sum consisting of earned but unpaid base salary through the termination date, a pro-rata annual bonus, thirty-six months of base salary, and an amount equal to three times his annual bonus potential. In addition, all stock options would immediately vest and we were required to pay the amount of any excise and income tax payments payable by him as a result of any payments of our common stock in settlement of accelerated stock options.

On April 8, 2015, Mr. Willis resigned as our Chief Executive Officer, President and Secretary. In connection with his resignation and termination of his employment agreement, we agreed to provide aggregate severance benefits of $634,500, payable over 18 months, and that his vested outstanding stock options for an aggregate of 866,667 shares will remain exercisable through the original expiration dates of such stock options.

Outstanding Equity Awards at 2015 Fiscal Year End

The following table provides information relating to the unexercised stock options and the unvested stock awards for the Named Executive Officers as of December 31, 2015. None of the 2015 option and restricted stock awards shown in the table below were granted under an equity incentive plan that was approved by shareholders. Each award to each named executive is shown separately, with a footnote describing the award’s vesting schedule.

	Stock Option Awards							Restricted Stock Awards
				Equity Incentive Plan								Equity Incentive Plan Awards
				Awards: Number								Number of	Market or Payout
	Number of			of Securities				Shares of Restricted				Unearned Shares,	Value of Unearned
	Securities Underlying			Underlying	Option		Option	Common Stock				Units or Other	Shares, Units or
	Unexercised Options			Unexercised	Exercise		Expiration	That Have Not Vested				Rights That Have	Other Rights that
Name and Description	Exercisable	Unexercisable		Unearned Options	Price		Date	Number		Market Value		Not Vested	Have Not Vested

Daniel J. O'Neill:
Option Grant	2,000,000	-		-	$0.71		January 2025	-		$-		-	$-
Option Grant	8,177,050	-		-	0.75		March 2025	-		-		-	-
Option Grant	-	3,150,000	(1)	-	0.38		Arpil 2025	-		-		-	-
Option Grant	6,287,091	-		-	0.38		Arpil 2025	-		-		-	-

Totals	16,464,141	3,150,000		-	0.57	(3)		-		$-		-	$-

Philip Anderson:
Option Grant	333,333	666,667	(2)	-	0.71		January 2025	-		-		-	-
Option Grant	1,319,350	2,638,700	(2)	-	0.75		March 2025	-		-		-	-
Option Grant	831,775	1,663,549	(2)	-	0.38		Arpil 2025	-		-		-	-

Totals	2,484,458	4,968,916	(2)	-	0.62	(3)		-		$-		-	$-

Brent D. Willis:
Option Grant	200,000	-		-	3.75		June 2018	-		-		-	-
Option Grant	666,667	-		-	0.79		January 2025	-		-		-	-

Totals	866,667	-		-	1.47	(3)		-		$-		-	$-

Miguel Corral
Stock Grant	-	-		-	-			1,000,000	(4)	260,000	(5)	-	-
Stock Grant	-	-		-	-			500,000	(4)	130,000	(5)	-	-

Totals	-	-		-	-			1,500,000		$390,000		-	$-

(1)	All of these options became fully vested on April 13, 2016. All of Mr. O’Neill’s options remain exercisable throughout their ten-year term, notwithstanding any termination of Mr. O’Neill’s employment.
(2)	As discussed under Anderson Employment Agreement above, we mutually agreed with Mr. Anderson not to extend his employment agreement and all unvested options for 4,968,916 shares expired in January 2016. All of Mr. Anderson’s options remain exercisable throughout their ten-year term, notwithstanding any future termination of Mr. Anderson’s employment.
(3)	Represents the weighted average exercise price for all options outstanding.
(4)	In March 2015, we made a restricted stock award for 1,000,000 shares of our common stock to Mr. Corral. This award vests for 100,000 shares in March 2016, 150,000 shares in March 2017, 250,000 shares in March 2018, and 500,000 shares in March 2019. In April 2015, Mr. Corral was granted a restricted stock award for 500,000 shares of common stock, of which 50,000 shares vested on March 28, 2016, 75,000 shares will vest on March 28, 2017, 125,000 shares will vest on March 28, 2018, and the remaining 250,000 shares will vest on March 28, 2019.
(5)	The market value of Mr. Corral’s unvested shares of restricted stock was based on the closing market price for the Company’s shares of common stock of $0.26 on December 31, 2015.

Director Compensation

We use a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on our Board of Directors. Additionally, our directors are reimbursed for reasonable travel expenses incurred in attending meetings. In setting director compensation, we consider the significant amount of time that directors expend fulfilling their duties to us as well as the skill level required of such directors. None of the 2015 option and stock awards to directors as described in the table below were granted under an equity incentive plan that was approved by shareholders.

The table below presents all cash and non-cash compensation paid to independent directors for the year ended December 31, 2015:

								Change in
								Pension Value
							Non-Equity	and Nonqualified
	Fees Earned or		Option		Stock		Incentive Plan	Deferred	All Other
Name	Paid in Cash		Awards		Awards		Compensation	Compensation	Compensation	Total

James P. Geiskopf	$57,500	(1)	$249,224	(2)(3)(4)	$40,000	(5)	$-	$-	$-	$346,724

Craig Colmar	57,500	(1)	124,551	(3)(4)	40,000	(5)	-	-	-	222,051
								-	-
David Karp	57,500	(1)	124,551	(3)(4)	40,000	(5)	-	-	-	222,051

(1)	Independent directors receive annual cash compensation for serving on our Board of Directors of $50,000. Independent directors receive additional fees of $7,500 per year for serving as the Chairperson of our three committees of the Board of Directors. Each of our independent directors serves as Chairperson for one of our committees.
(2)	In March 2015, Mr. Geiskopf was granted options for 200,000 shares of our common stock which are exercisable at $0.75 per share. These options became vested for 100% of the shares on March 28, 2016, and expire on March 28, 2025. These options were granted to Mr. Geiskopf for services as a director in 2014.
(3)	In March 2015, each independent director was granted options for 200,000 shares of our common stock which are exercisable at $0.75 per share. Options for each independent director vested for 66,667 shares on March 28, 2015 and 2016, and options for the remaining 66,666 shares will vest on March 28, 2017.
(4)	The aggregate grant-date fair value for stock option awards was computed in accordance with FASB ASC 718. A discussion of all assumptions made in the valuation of the awards is in Note 12, Stock-Based Compensation, to our consolidated financial statements for the year ended December 31, 2015, included in the Original 10-K filed with the SEC on March 28, 2016. For purposes of this table, the entire fair value of awards with graded vesting are reflected in the year of grant, whereas under FASB ASC 718 the fair value of graded vesting awards is recognized in our financial statements over the vesting period.
(5)	Each non-employee director was granted 153,847 shares of our common stock for 2015 services as members of our Board of Directors. These shares were valued at $40,000 for each director, based on the closing price of our common stock of $0.26 on December 31, 2015. These share were issued in January 2016.

On March 9, 2016, the Board of Directors agreed to issue common stock to our independent directors as quarterly compensation for serving as directors in 2016. Beginning quarterly on April 1, 2016, each independent director will receive a grant of shares with a fair market value of $10,000 as non-cash compensation for services provided in the previous calendar quarter. The number of shares issued to each independent director will be determined based on the closing price of our common stock on the last day of the preceding calendar quarter. Additionally, the Board of Directors agreed to continue the practice of paying each director annual cash compensation of $50,000 for Board service and $7,500 for service as Chairperson of a committee.

Pension Benefits

We do not have any defined pension plans.

Potential Payments upon Termination or Change in Control

Mr. O’Neill’s Employment Agreement discussed above provides that if his employment is terminated as a result of a change of control of the Company, we are required to pay him a lump sum consisting of his earned but unpaid base salary through the termination date, a pro-rata annual bonus, and twelve months of base salary. In addition, all stock options that are not vested shall expire and vested options will remain exercisable for 18 months after the date of termination. In addition, we will be required to pay the amount of any excise and income tax payments payable by such executive as a result of any payments of our common stock in settlement of accelerated stock options. In connection with a change of control of our company, Mr. O’Neill is entitled to receive gross-up payments equal to any excise tax imposed by Section 4999 of the Internal Revenue Code on any payment by the Company to such executive.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 20, 2016 by (a) each stockholder who is known to us to own beneficially 5.00% or more of our outstanding common stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of common stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 20, 2016. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 20, 2016 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Such options, warrants and convertible debt are assumed to be exercised or converted for purposes of these calculations, even though such prices are currently in excess of the closing price of our common stock of $0.23 as of April 20, 2016. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors, officers and 5% shareholders is c/o Electronic Cigarettes International Group, Ltd., 1707 Cole Boulevard, Suite 350, Golden, Colorado 80401.

		Beneficial Ownership
		Number of
Name of Beneficial Owner	Position with Company	Shares (1)		Percentage (2)

Shareholders Owning 5% or Greater:
Man FinCo Limited	Shareholder	23,692,257	(3)	30.01%

Directors and Executive Officers:
Daniel J. O'Neill	Chief Executive Officer and Chairman of Board	19,844,526	(4)	20.83%
James P. Geiskopf	Director	542,857	(5)	*
Craig Colmar	Director	322,857	(6)	*
David Karp	Director	322,857	(7)	*
Philip Anderson	Chief Financial Officer, Secretary and Treasurer	2,484,458	(8)	3.20%
All Directors and Executive Officers as a Group (5 Persons)		23,517,555		23.91%

*	Less than 1%.
(1)	Based on 75,128,932 shares of Common Stock issued and outstanding as of April 20, 2016.
(2)	Shares of Common Stock subject to outstanding convertible debt and options and warrants that are currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such convertible debt, options and warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(3)	Man FinCo Limited’s beneficial ownership consists of (i) 19,878,557 shares of our common stock, and (ii) warrants for 4,275,212 which are currently exercisable at $0.45 per share until April 2022. The warrants held by Man FinCo were issued in connection with Term Debt financing for $1,000,000 provided on April 27, 2015. Man FinCo’s address is PO Box 9275 c/o Al Tamimi & Co., Advocate, 9th Floor, Dubai World Trade Center, Dubai, United Arab Emirates.
(4)	Mr. O’Neill’s beneficial ownership consists of (i) 19,614,141 shares of common stock underlying options held by Mr. O’Neill that are presently exercisable, and (ii) 230,385 shares of our common stock owned by Mr. O’Neill. Mr. O’Neill also owns (i) a convertible note in the principal amount of $195,456 that can be converted into 260,608 shares of common stock and (ii) a stock purchase warrant for 260,608 shares of common stock. However, the convertible note cannot be converted and the warrants are not exercisable, to the extent that the number of shares of common stock if issued pursuant to such instruments would cause Mr. O’Neill’s ownership in us to exceed 4.99% of the then issued and outstanding shares of our common stock. Accordingly, the aggregate shares of 521,216 shares associated with the warrants and convertible note have been excluded from the calculation of Mr. O’Neill’s beneficial ownership. Mr. O’Neill may increase this ownership cap on 61 days’ prior notice to us. If Mr. O’Neill had rescinded this ownership cap, these shares would have been included in his beneficial ownership which would have increased it from 20.83% shown above to 21.38%.

(5)	Mr. Geiskopf’s beneficial ownership consists of (i) 333,334 shares of common stock underlying options held by Mr. Geiskopf that are presently exercisable, and (ii) 209,523 shares of common stock owned by Mr. Geiskopf.
(6)	Mr. Colmar’s beneficial ownership consists of (i) 133,334 shares of common stock underlying options held by Mr. Colmar that are presently exercisable, and (ii) 189,523 shares of common stock owned by Mr. Colmar.
(7)	Mr. Karp’s beneficial ownership consists of (i) 133,334 shares of common stock underlying options held by Mr. Karp that are presently exercisable, and (ii) 189,523 shares of common stock owned by Mr. Karp.
(8)	Mr. Anderson’s beneficial ownership consists of 2,484,458 shares of common stock underlying options held by Mr. Anderson that are presently exercisable.

Equity Compensation Plan Information

Presented below is information about Equity Incentive Plans approved by our shareholders, and stock options and unvested shares of restricted that were not granted under shareholder approved plans, as of December 31, 2015:

	Number of Shares to be Issued Upon:				Securities
	Exercise of Outstanding Options:		Vesting of Restriced Stock		Available
	Number of	Weighted Average	Number of	Weighted Average	For Future
	Shares	Exercise Price	Shares	Grant-Date Price	Issuance
	(a)	(b)	(c)	(d)	(e)

Equity compensation plans approved by security holders:
2013 Long-Term Stock Incentive Plan	500,001	$27.85	-	$-	133,335	(1)
2014 Long-Term Incentive Plan	-	-	-	-	7,512,893	(2)
Equity compensation plans not approved by security holders:	-	-	-	-	-

Total	500,001	$27.85	-	$-	7,646,228

(1)	Represents the shares remaining shares authorized for issuance under the Electronic Cigarettes International Group, Ltd. 2013 Long-Term Stock Incentive Plan, which was approved by the Company’s shareholders on March 19, 2013. The maximum aggregate number of shares of Common Stock that may be issued under the Plan, including pursuant to stock options, stock awards and stock appreciation rights, is limited to 666,667 shares of Common Stock. Excludes securities listed in column (a).
(2)	Represents the shares authorized for issuance under the Electronic Cigarettes International Group, Ltd. 2014 Long-Term Incentive Plan, which was approved by the Company’s shareholders on April 10, 2014. The maximum aggregate number of shares of Common Stock that may be issued under the Plan, including Stock Options, Stock Awards, and Stock Appreciation Rights is limited to 10% of the shares of Common Stock outstanding on the first trading day of any fiscal year, or 7,512,893 shares as of January 1, 2016. No options or restricted stock awards have been granted under the 2014 Long-Term Incentive Plan.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as described below, during the past two years, there have been no transactions, whether directly or indirectly, between our company and any of our officers, directors, beneficial owners of more than 5% of our outstanding common stock or their family members, that exceeded $120,000.

In January 2015, warrant terms with two warrant holders were amended whereby the number of warrants would be 1,000,000 each at an exercise price of $0.75 per share and certain anti-dilution adjustment provisions were removed. These transactions were entered into with affiliates of William R. Fields, a former member of the Company’s board of directors. We determined that the affiliates surrendered rights that were significantly greater in value than the consideration exchanged by approximately $44,230,000 and, accordingly, this amount was accounted for as a capital contribution since it was entered into with related parties.

On January 9, 2015, Daniel J. O’Neill was appointed to serve on our board of directors. On January 14, 2015, Mr. O’Neill purchased from an unrelated note holder (i) $195,456 principal amount of January 2014 15% Convertible Notes, and (ii) warrants to purchase 260,608 shares of the Company’s common stock at an exercise price of $1.01.

Our logistical and service support is provided by Versatile Wood Specialties (“Versatile”), a company owned by a relative of Brent Willis, our former Chief Executive Officer. The relationship with Versatile commenced in early 2014 and is still in place. There is no formal signed agreement in place. Services provided by Versatile in 2015 and 2014 totaled approximately $479,000 and $532,000, respectively. As of December 31, 2015, accounts payable to Versatile amounted to approximately $15,000.

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

Based on the above qualifications, we have determined that Craig Colmar, David Karp and James Geiskopf are all independent directors.

Item 14.   Principal Accounting Fees and Services.

On April 1, 2014, we dismissed Accell Audit & Compliance, P.A. (“Accell”) as our registered public accounting firm, and we engaged McGladrey LLP (“McGladrey”) as our registered public accounting firm. McGladrey audited our 2013 financial statements and performed quarterly reviews for the first three quarters of 2014. On January 8, 2015, we dismissed McGladrey as our registered public accounting firm, and on January 15, 2015, we engaged Rehmann Robson LLC (“Rehmann”) as our registered public accounting firm. Rehmann performed audits of our financial statements for the years ended December 31, 2015 and 2014, as well as quarterly reviews for the first three quarters of 2015. On April 5, 2016, we dismissed Rehmann as our registered public accounting firm, and we engaged Hein & Associates LLP as our registered public accounting firm.

Principal Accountant Fees

The following table presents aggregate fees for professional services rendered by McGladrey and Rehmann during each of the years ended December 31, 2015 and 2014:

	2015	2014

Audit fees (1)	$1,343,313	$2,005,166
Audit-related fees (2)	-	695,904
Tax fees (3)	68,784	110,004
All other fees (4)	-	476,797

Total	$1,412,097	$3,287,871

(1)	Audit fees were for professional services rendered for the audits and quarterly reviews of our financial statements, assistance with review of financial information included in documents filed with the Securities and Exchange Commission.
(2)	Audit-related fees were for professional services rendered relating to the acquisitions done by the Company in 2014, including audits of the target companies.
(3)	Tax fees were for professional services rendered in conjunction with tax planning services and preparation of our Federal, state and international tax reports.
(4)	Other fees were for professional services rendered and consents issued related to our registration statements filed with the SEC during 2014.

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

Exhibit No.	Description of Exhibit
2.1	Share Exchange Agreement dated April 2, 2013 among our Company, Victory E-cigarettes, Inc. and the shareholders of Victory E-cigarettes, Inc. (1)
2.2	Share Exchange Agreement by and among Victory E-cigarettes Corporation, Vapestick Holdings Ltd., and all the shareholders of Vapestick Holdings Ltd., dated December 15, 2013 (2)
2.3	Agreement and Plan of Merger by and among Victory E-cigarettes Corporation, VCIG LLC, FIN Electronic Cigarette Corporation, Inc. and Elliot B. Maisel as Representative, dated February 12, 2014 (3)
2.4	Exchange Agreement by and between Victory E-cigarettes Corporation and the MHL Shareholders, dated as of April 22, 2014 (8)
3.1(i)	Articles of Incorporation (4)
3.1(i)(a)	Articles of Merger (5)
3.1(i)(b)	Amendment to Articles of Incorporation (6)
3.1(i)(c)	Amendment to Articles of Incorporation (12)
3.1(i)(d)	Amendment to Articles of Incorporation (22)
3.1(ii)	Bylaws (4)
4.1	Form of 15% Senior Secured Convertible Promissory Note issued in offerings in January and February 2014 (7)
4.2	Form of Warrant issued in offerings in January and February 2014 (7)
4.3	Form of Warrant from April 30, 2014 offering (9)
4.4	Form of Agent Warrant (10)
4.5	Form of Warrant dated July 17, 2014 (16)
4.6	Form of 12% Convertible Note issued in January 16, 2015 offering (18)
4.7	Form of Warrant issued February 26, 2015 (20)
4.8	Form of 0.4% Unsecured Promissory Note dated March 13, 2014 (21)
4.9	Form of Term Note (23)
4.10	Form of Warrant issued April 27, 2016 (23)
10.1	Form of Registration Rights Agreement entered into by and among Victory E-cigarettes Corporation and the FIN shareholders dated February 28, 2014 (7)

10.2	Form of Securities Purchase Agreement from offerings in January and February 2014 (7)
10.3	Form of Registration Rights Agreement from offerings in January and February 2014 (7)
10.4	Form of Security Agreement from offerings in January and February 2014 (7)
10.5	Form of Promissory Notes dated April 22, 2014 (8)
10.6	Form of Registration Rights Agreement entered into with MHL Shareholders dated April 22, 2014 (8)
10.7	MHL Shareholders Guarantee (8)
10.8	Security Agreement entered into between MHL and the MHL Shareholders (8)
10.9	Form of Securities Purchase Agreement for April 30, 2014, June 19, 2014 and July 16, 2014 offering (9)
10.10	Form of Registration Rights Agreement for April 30, 2014, June 19, 2014 and July 16, 2014 offering (11)
10.11	Asset Purchase Agreement entered into on July 2, 2014 (13)
10.12	Securities Purchase Agreement entered into on July 3, 2014 (13)
10.13	Voting Agreement entered into on July 15, 2014 (14)
10.14	Registration Rights Agreement entered into with Man FinCo on July 15, 2014 (14)
10.15	Registration Rights Agreement entered into with sellers of Hardwire on July 16, 2014 (14)
10.16	Advisory Agreement by and among Fields Texas Limited LLC and the Company dated April 28, 2014 (17)
10.17	Termination Agreement of Advisory Agreement with Fields Texas Limited LLC (17)
10.18	Form of Securities Purchase Agreement for January 16, 2015 offering (18)
10.19	Lead Lender Credit Agreement dated April 27, 2015 (23)
10.20	Additional Lender Credit Agreement dated April 27, 2015 (23)
10.21	Form of Guarantee and Collateral Agreement (23)
10.22	Registration Rights Agreement dated April 27, 2015 (23)
10.23	Intercreditor Agreement entered into between the Company, the Lenders and holders of the 15% Convertible Notes, dated April 27, 2015 (28)
10.24	Intercreditor Agreement entered into between the Company, the Lenders and the Additional Lenders, dated April 27, 2015 (28)
10.25	Intercreditor Agreement entered into between the Company, the Lenders and the former shareholders of VIP, dated April 27, 2015 (28)
10.26	Securities Purchase Agreement entered into with Man FinCo dated April 27, 2015 (28)
10.27	Second Deed of Variation in respect of Share Purchase Agreement dated April 22, 2014 and Loan Note instrument dated April 22, 2014 entered into with the MHL Shareholders dated April 27, 2015 (28)
10.28	Amendment No. 1 to Credit Agreement dated June 26, 2015 (24)
10.29	Loan and Security Agreement dated June 30, 2015 (24)
10.30	Guaranty and Security Agreement dated June 30, 2015 (24)
10.31	Amendment No.1 to Loan and Security Agreement dated September 18, 2015 (26)
10.32	Forbearance Agreement dated September 30, 2015 (26)
10.33	Amendment No. 3 to Credit Agreement dated October 30, 2015 (27)
10.34	Amendment No. 4 to Credit Agreement dated January 11, 2016 (29)
10.35†	Employment Agreement with Daniel J. O’Neill, dated effective as of March 1, 2015(31)
10.36†	Amended and Restated Employment Agreement with Brent Willis dated August 22, 2014 (17)
10.37†	Amended and Restated Employment Agreement with Marc Hardgrove dated August 22, 2014 (17)
10.38†	Employment Agreement with James McCormick dated August 22, 2014 (17)
10.39†	Employment Agreement with Philip Anderson, dated January 15, 2015 (19)
10.40†	Amendment No. 1 to Employment Agreement with Daniel O’Neil dated September 21, 2015 (25)
10.41†	Amendment No. 1 to Employment Agreement with Phillip Anderson dated September 21, 2015 (25)
10.42†	2013 Stock Option Plan (10)
10.43†	2014 Stock Option Plan (15)
14.1	Code of Ethics (30)
21.1	List of Subsidiaries (15)
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32) (33)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32) (33)
101.INS	XBRL Instance Document (32)
101.SCH	XBRL Taxonomy Schema (32)
101.CAL	XBRL Taxonomy Calculation Linkbase (32)
101.DEF	XBRL Taxonomy Definition Linkbase (32)
101.LAB	XBRL Taxonomy Label Linkbase (32)
101.PRE	XBRL Taxonomy Presentation Linkbase (32)

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
(1)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on April 5, 2013.
(2)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on March 31, 2014.
(3)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on February 19, 2014.
(4)	Filed as an Exhibit on Registration Statement on Form SB-2 with the SEC on May 15, 2007.
(5)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 18, 2013.
(6)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on April 11, 2014.
(7)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 6, 2014.
(8)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on April 29, 2014
(9)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on May 6, 2014.
(10)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 17, 2014.
(11)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 24, 2014.
(12)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 9, 2014.
(13)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 10, 2014.
(14)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 18, 2014.
(15)	Filed as an Exhibit on Registration Statement on Form S-1/A with the SEC on July 2, 2014.
(16)	Filed as an Exhibit on Registration Statement on Form S-1/A with the SEC on July 28, 2014.
(17)	Filed as an Exhibit on Registration Statement on Form S-1/A with the SEC on September 8, 2014.
(18)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 22, 2015
(19)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 22, 2015
(20)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 4, 2015.
(21)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 17, 2015.
(22)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 24, 2015.
(23)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on May 1, 2015.
(24)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 2, 2015.
(25)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on September 25, 2015.
(26)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on October 5, 2015.
(27)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on November 5, 2015.
(28)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on August 10, 2016.
(29)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 15, 2016.
(30)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on April 1, 2015.
(31)	Filed as an Exhibit on Annual Report on Form 10-K/A with the SEC on April 30, 2015.
(32)	Previously filed with the Original 10-K on March 28, 2016.
(33)	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Date: April 29, 2016	By:	/s/ Daniel J. O’Neill
Daniel J. O’Neill
Chief Executive Officer and Executive Chairman (Principal Executive Officer)

Date: April 29, 2016	By:	/s/ Philip Anderson
Philip Anderson
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 29, 2016	By:	/s/ Daniel J. O’Neill
Daniel J. O’Neill
Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)

Date: April 29, 2016	By:	/s/Philip Anderson
Philip Anderson
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Date: April 29, 2016	By:	/s/ James P. Geiskopf
James P. Geiskopf
Director

Date: April 29, 2016	By:	/s/ Craig Colmar
Craig Colmar
Director

Date: April 29, 2016	By:	/s/ David Karp
David Karp
Director

