Form 10-Q
period 2016-03-31
Electronic Cigarettes International Group, Ltd.
filed 2016-05-16
CIK 1398702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 11, 2016, the Registrant had 75,311,764 shares of common stock issued and outstanding.

Electronic Cigarettes International Group, Ltd.

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Per Share Amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and equivalents	$950	$690
Accounts receivable, net	2,041	2,957
Inventories	4,787	5,118
Prepaid expenses and other	2,362	2,271
Total current assets	10,140	11,036

Other assets:
Goodwill	47,046	47,723
Identifiable intangible assets, net	31,550	34,173
Property and equipment, net	2,000	2,099
Debt issuance costs and other	141	283
Total assets	$90,877	$95,314

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of debt financing	$28,611	$22,942
Accounts payable	4,668	4,463
Accrued interest and other	7,440	11,674
Current portion of warrant and derivative liabilities	67,354	54,908
Total current liabilities	108,073	93,987

Long-term liabilities:
Debt financing, net of current maturities	70,679	67,971
Deferred income taxes	4,505	4,318
Total liabilities	183,257	166,276

Commitments and contingencies (Note 13)

Stockholders' deficit:
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 75,311,764 and 74,552,006 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	75	75
Additional paid-in capital	388,543	387,793
Accumulated deficit	(474,783)	(454,352)
Accumulated other comprehensive loss	(6,215)	(4,478)

Total stockholders' deficit	(92,380)	(70,962)

Total liabilities and stockholders' deficit	$90,877	$95,314

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except Per Share Amounts)

	2016	2015 (Note 1)

Net sales	$11,718	$11,630
Cost of goods sold	5,069	5,273

Gross profit	6,649	6,357

Operating expenses:
Selling, general and administrative:
Compensation and benefits:
Salaries, wages and benefits	2,503	2,482
Stock-based compensation	750	9,878
Professional fees and administrative	2,757	4,007
Marketing and selling	2,883	4,024
Depreciation and amortization	2,333	2,296
Severance	28	-

Total operating expenses	11,254	22,687

Loss from operations	(4,605)	(16,330)

Other income (expense):
Warrant fair value adjustment	(4,216)	(6,989)
Derivative fair value adjustment	255	29,928
Loss on extinguishment of debt	(8,571)	(128)
Gain on extinguishment of warrants	86	32,401
Interest expense	(3,248)	(39,162)
Debt financing inducement expense	-	(66,434)
Gain on troubled debt restructuring	59	-

Total other income (expense), net	(15,635)	(50,384)

Loss before income taxes	(20,240)	(66,714)

Income tax expense	(191)	(252)

Net income (loss)	(20,431)	(66,966)

Other comprehensive loss:
Foreign currency translation loss	(1,737)	(3,292)

Comprehensive loss	$(22,168)	$(70,258)

Net loss per common share (basic and diluted)	$(0.27)	$(3.46)

Weighted average number of shares outstanding (basic and diluted)	75,113,000	19,367,000

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2016

(Dollars in Thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit (Note 1)	Loss	Total

Balances, December 31, 2015	74,552,006	$75	$387,793	$(454,352)	$(4,478)	$(70,962)

Issuance of common stock for:
Vesting of restricted stock	182,832	-	-	-	-	-
Board of director fees	461,541	-	120	-	-	120
Officer bonus	115,385	-	30	-	-	30
Other stock-based compensation	-	-	600	-	-	600
Foreign currency translation loss	-	-	-	-	(1,737)	(1,737)
Net loss	-	-	-	(20,431)	-	(20,431)

Balances, March 31, 2016	75,311,764	$75	$388,543	$(474,783)	$(6,215)	$(92,380)

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands)

	2016	2015 (Note 1)

Cash Flows from Operating Activities:
Net loss	$(20,431)	$(66,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,333	2,296
Deferred income tax benefit	187	(226)
Stock-based compensation	750	9,878
Issuance of common stock for services and cancellation of derivatives	-	5
Debt financing inducement expense	-	66,434
Warrant fair value adjustment	4,216	6,989
Derivative fair value adjustment	(255)	(29,928)
Loss on extinguishment and conversion of debt	8,571	128
Gain on extinguishment of warrants	(86)	(32,401)
Amortization of debt discount and issuance costs	546	10,480
Warrants issued for interest	-	24,445
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	916	323
Inventories	330	1,598
Prepaid expenses and other	(58)	2,919
Increase (decrease) in accounts payable and accrued expenses	(2,294)	70
Net cash used in operating activities	(5,275)	(3,956)

Cash Flows from Investing Activities:
Payments for property and equipment	(255)	(30)

Cash Flows from Financing Activities:
Proceeds from debt financings	6,926	6,886
Principal payments under debt financings	(719)	(3,533)
Proceeds from exercise of stock options	-	12
Net cash provided by financing activities	6,207	3,365
Impact of changes in foreign exchange rates	(417)	(457)
Net increase in cash and equivalents	260	(1,078)

Cash and Equivalents:
Beginning of period	690	2,099
End of period	$950	$1,021

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows, Continued

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands)

	2016	2015 (Note 1)

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$346	$28
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Fair value of derivatives issued in debt and equity financings	$-	$85,250
Settlement and rollover of debt financings, accrued interest and prepayment penalties in new borrowings	$2,117	$-

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

1.           BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. Our financial condition as of March 31, 2016, and operating results for the three months ended March 31, 2016 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2016.

Change in Estimate. The Company periodically reviews the depreciation and amortization periods for long-lived assets to ensure that the service lives coincide with the periods over which the assets are expected to provide service benefits. During the first quarter of 2016, management determined that the amortization periods for identifiable intangible assets associated with the FIN reporting unit should be reduced. Accordingly, the amortization period for customer relationships was reduced from 10 years to 4 years, and the amortization period for trade names was reduced from 13 years to 10 years. For the three months ended March 31, 2016, the aggregate effect of this change in estimate resulted in an increase in the Company’s net loss by $348 (less than $0.01 per share).

Revision of 2015 Statement of Operations. As discussed in Note 1 to the consolidated financial statements included in the Company’s 2015 Annual Report on Form 10-K, during the fourth quarter of 2015 management discovered two errors, one of which affects the previously issued financial statements for the three months ended March 31, 2015. This reporting error relates to the issuance of a credit to a large customer of the Company’s wholly owned subsidiary, FIN Electronic Cigarette Corporation, Inc., in June 2014 and resulted from the Company’s agreement to provide retroactive price concessions. In the previously issued balance sheet as of December 31, 2014, the Company failed to account for the unsettled portion of this price concession through the recognition of a liability of $2,269 as of December 31, 2014. The impact of this error on the Company’s previously reported results of operations for the three months ended March 31, 2015, was an understatement of net sales by $538.

Management has evaluated the effect of this error on the Company’s results of operations for the three months ended March 31, 2015, and determined that the impact is quantitatively and qualitatively immaterial to the Company’s previously reported results of operations for the three months ended March 31, 2015. Therefore, the Company determined that an amendment of the previously filed Quarterly Report on Form 10-Q for three months ended March 31, 2015 was not necessary. Accordingly, under SEC Staff Accounting Bulletin No. 108 the Company has revised the previously issued financial statements for the three months ended March 31, 2015 included herein to correct this error.

Additionally, in the previously issued statement of operations for the three months ended March 31, 2015, the Company incorrectly classified certain expenses which have been reclassified to conform with the current presentation. These reclassifications have been corrected in the statement of operations for the three months ended March 31, 2015, and explained in the footnotes to the table below.

The following table sets forth the previously reported results of operations for the three months ended March 31, 2015 along with the adjustments discussed above to reconcile previously reported amounts to the revised amounts for the three months ended March 31, 2015 as presented in the accompanying consolidated financial statements:

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

	Previously
	Reported	Adjustments		Revised

Net sales	$11,092	$538	(1)	$11,630
Cost of goods sold	(5,830)	557	(2)	(5,273)
Gross profit	5,262	1,095		6,357

		(557	)(2)
Operating expenses	(22,945)	815	(3)	(22,687)
Loss from operations	(17,683)	1,353		(16,330)
Other income (expense), net	(49,569)	(815	)(3)	(50,384)
Income before income taxes	(67,252)	538		(66,714)
Income tax expense	(252)	-		(252)

Net loss	$(67,504)	$538		$(66,966)

Loss per common share- basic and diluted	$(3.49)	$0.03		$(3.46)

(1)	Revision of previously reported net sales related to the correction of an error for $538 in the accounting for a retroactive price concession, as discussed above.
(2)	Reclassification of $557 of kiosk rental costs from cost of goods sold to selling and marketing expenses.
(3)	Reclassification of $810 loss on conversion of notes from professional fees and other to derivative fair value adjustment and reclassification of $5 of interest expense from professional fees and other to interest expense.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include assumptions used to determine the fair value of (i) debt with conversion features and embedded derivatives, (ii) warrant liabilities, (iii) stock-based compensation, and (iv) the initial valuation of acquisition intangibles and other net assets acquired or assumed. Other significant estimates include assumptions related to the periodic evaluation of impairment of long-lived assets, including goodwill, the selection of estimated useful lives of identifiable intangible assets, revenue recognition and the provision for sales returns, the allowance for doubtful accounts, the provision for excess and obsolete inventory, and the recoverability of net deferred income tax assets.

Principles of Consolidation. The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries Victory Electronic Cigarettes, Inc. (“VEC”), Must Have Limited (“VIP”), FIN Electronic Cigarette Corporation, Inc. (“FIN”), Vapestick Holdings Limited (“Vapestick”), and Hardwire Interactive Acquisition Company (“GEC”). These consolidated financial statements include the accounts of the Company and its subsidiaries beginning on the date of formation or acquisition. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Reclassifications. Certain reclassifications have been made to prior period amounts and balances in order to conform to the current period presentation. These reclassifications had no impact on working capital, net income (loss), stockholders’ deficit or cash flows as previously reported.

Recent accounting pronouncements. The following recently issued accounting standards are not yet effective; the Company is assessing the impact these standards will have on its consolidated financial statements as well as the period in which adoption is expected to occur:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. This comprehensive guidance will replace all existing revenue recognition guidance and, as amended, is effective for annual reporting periods beginning after December 15, 2018, and interim periods therein.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The core change with this ASU is the simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, and early adoption is permitted.

The following recently issued accounting standards were adopted effective January 1, 2016; the impact of adoption did not have a material impact on the Company’s consolidated financial statements:

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement—Extraordinary and Unusual Items”, that will simplify income statement classification by removing the concept of extraordinary items from GAAP. The separate disclosure of extraordinary items after income from continuing operations in the income statement is longer permitted.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation: Amendments to the Consolidation Analysis”. The new standard is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures.

During 2015, the FASB issued ASUs No. 2015-03 and No. 2015-15 titled “Interest-Imputation of Interest”, which generally requires the presentation of debt issuance costs as a direct deduction from the carrying amount of the related debt liabilities. However, for debt issuance costs related to line-of-credit arrangements, the Company may continue presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The Company elected to continue to present debt issuance costs related to its line of credit as an asset in its consolidated balance sheets.

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

3.           LIQUIDITY AND GOING CONCERN

The Company is continuing its efforts to recover from unanticipated difficulties in fully integrating four business combinations completed over a period of seven months in 2014, and an aborted public offering of the Company’s common stock during the fourth quarter of 2014. The Company incurred net losses of $20,431 and $66,966 for the three months ended March 31, 2016 and 2015, respectively. The Company used cash in its operating activities of $5,275 for the three months ended March 31, 2016. As of March 31, 2016, the Company has a working capital deficit of $97,933 and an accumulated deficit of $474,783.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

Over the past two fiscal years, the Company has relied on debt and equity financings to fund its acquisitions and negative operating cash flows. As of March 31, 2016, convertible debt in the aggregate principal balance of $19,457 matures during the third quarter of 2016. If the market price of the Company’s common stock does not increase above the conversion prices that range between $0.45 and $0.75 per share, the conversion options will not be exercised by the holders and the Company will be required to seek additional financing to retire the debt or renegotiate an extended due date, of which there can be no assurance that either tactic will be successful. Even if the market price of the Company’s common stock is higher than the conversion price, there is no assurance that holders will convert which would require the Company to pay cash. On September 30, 2015, the Company entered into a Forbearance Agreement with a major term loan lender since the Company did not have adequate capital resources to satisfy the payment of $1,251 of accrued interest. As of April 1, 2016, the Company was delinquent in making an aggregate of $2,373 of interest payments on its outstanding debt. As a result of these and other factors, the Company’s capital resources may be insufficient to enable the execution of its global business plan in the near term. These and other conditions create ongoing substantial doubt about the Company’s ability to meet its financial obligations and to continue operating as a going concern in the normal course of business.

During 2015, the Company faced obstacles that required major restructuring and financing activities and, in response to those challenges, the Company successfully completed the following actions to improve liquidity and operating results:

•	Management negotiated and settled 15 outstanding legal disputes.
•	The Company relocated its corporate headquarters to Denver, Colorado and key employees were hired to address needs in the accounting and information technology functions.
•	Obtained credit terms from six major contract manufacturers.
•	Negotiated outstanding liabilities from over 23 major customers and law firms, reducing liabilities from $6,400 to $3,800.
•	Reduced public company costs from an annual run rate of $3,000 to $700 .
•	Reduced landed cost of AVS refills by 22%.
•	Launched vaping system in GEC division, and turnaround revenue reaching approximately $7,300 in 2015 after reaching approximately $2,500 in the first six months of 2015.
•	Established a new returns policy eliminating liability associated with unlimited returns.
•	Initiated international growth discussions in Europe and Africa.
•	Term Debt financing in the aggregate original principal amount of $47,214 was obtained in the second quarter of 2015. This financing enabled the repayment or restructuring of debt that had been in default as of December 31, 2014, and the renegotiation with lenders to eliminate some of the highly dilutive features contained in previous debt instruments and warrants.
•	On October 30, 2015, the Company obtained Term Debt Financing for $18,000. The proceeds from this financing were primarily used to repay outstanding debt and delinquent trade payables.
•	On January 11, 2016, the Company obtained Term Debt Financing for $9,043. The proceeds from this financing were used for (i) payment of $5,300 to settle patent infringement litigation and other legal settlements, (ii) repayment of convertible debt and delinquent accrued interest for $2,086, (iii) settlement of delinquent trade payables and costs of the financings for $650, (iv) repayment of $257 of principal on the VIP Promissory Notes, and (v) the remaining $750 was available for working capital and other general corporate purposes.
•	As discussed in Note 6(c), during the first and second quarters of 2015, 15% Notes for $19,457 in principal were restructured to reduce the interest rate from 15.0% to 8.0% and the maturity date was extended for 18 months until July and August of 2016. Additionally, 15% Notes for $1,858 of principal converted to shares of common stock and 15% Notes for $4,140 of principal agreed to exchange their notes for 10% exchange convertible notes.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

•	As of December 31, 2014, the Company owed an aggregate of $11,000 for the VIP Promissory Notes and $5,000 for a related earnout payment. The Term Debt financing obtained in the second quarter of 2015 enabled the repayment of $8,600 of the VIP Promissory Notes and extension of the maturity date for the $5,000 compensatory earnout until December 2017.

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

Despite the substantial actions taken to date, substantial doubt about the Company’s ability to continue as a going concern remains. In addition to seeking additional financing, management believes that a crucial near term step will involve negotiations with the Company’s lenders to restructure the terms under existing debt agreements. There can be no assurance that the Company will be able to restructure existing debt agreements or generate sufficient operating cash flows to continue operations in the normal course of business. These consolidated financial statements do not include any adjustments for the recoverability and valuation of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

4.           GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

Goodwill consists of the following by reporting unit as of March 31, 2016 and December 31, 2015:

Reporting Unit	2016	2015

FIN	$16,586	$16,586
VIP	10,295	10,606
Vapestick	12,094	12,460
GEC	8,071	8,071

Total	$47,046	$47,723

Goodwill decreased by $677 between December 31, 2015 and March 31, 2016 due to foreign exchange translation adjustments associated with the VIP and Vapestick acquisitions.

Identifiable Intangible Assets.

Identifiable intangible assets consist of the following:

	March 31, 2016			December 31, 2015
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Customer relationships	$30,201	$(14,205)	$15,996	$30,623	$(12,744)	$17,879
Trade names	19,494	(4,975)	14,519	19,808	(4,637)	15,171
Internet domains and websites	1,059	(205)	854	1,091	(184)	907
Non-compete agreements	420	(239)	181	420	(204)	216

Total	$51,174	$(19,624)	$31,550	$51,942	$(17,769)	$34,173

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

Amortization expense related to identifiable intangible assets amounted to $2,025 and $2,087 for the three months ended March 31, 2016 and 2015, respectively.

5.           PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of March 31, 2016 and December 31, 2015:

Description	2016	2015

Office furniture and equipment	$2,558	$2,376
Retail inventory displays	1,026	1,026
Leasehold improvements	178	183
Other	65	67
Total property and equipment	3,827	3,652
Less accumulated depreciation and amortization	(1,827)	(1,553)

Property and equipment, net	$2,000	$2,099

Depreciation and amortization expense related to property and equipment amounted to $308 and $209 for the three months ended March 31, 2016 and 2015, respectively.

6.           DEBT FINANCING

(a) Debt Summary

The Company’s debt financing arrangements consist of the following as of March 31, 2016 and December 31, 2015:

	Original	Stated	As of March 31, 2016					Net Balance
	Date of	Maturity	Interest			Unamortized	Net	December 31,
Description	Financing	Date	Rate (1)	Principal (2)		Discount (3)	Balance	2015

Credit Agreements:
April 2015 Term Loans	April 2015	April 2018	12.0%	$41,214	(4)	$(2,805)	$38,409	$38,027
June 2015 Term Loan	June 2015	April 2018	12.0%	6,000	(4)	-	6,000	6,000
October 2015 Term Loan	October 2015	April 2018	12.0%	18,000	(4)	-	18,000	18,000
January 2016 Term Loan	October 2015	April 2018	12.0%	9,043	(4)	-	9,043	-
Forbearance Agreement	September 2015	March 2017	14.0%	1,251	(4)	-	1,251	1,251
Convertible Debt	Various	Various	Various	19,457	(5)	-	19,457	19,785
VIP Promissory Notes	April 2014	December 2017	5.4%	7,130	(6)	-	7,130	7,400
Unsecured Note	March 2015	March 2016	0.4%	-	(7)	-	-	450

Total debt financing				$102,095		$(2,805)	99,290	90,913
Less current maturities							(28,611)	(22,942)

Long-term debt, less current maturities							$70,679	$67,971

(1)	Interest Rate. The stated interest rate is the contractual rate of interest specified in the debt agreement. For variable rate debt and amended debt agreements, the rate in effect as of March 31, 2016 is shown. For debt paid off during the three months ended March 31, 2016, the rate in effect on December 31, 2015 is shown. See also Note 7 for accounting for the fair value of compound embedded derivatives and detachable common stock purchase warrants that are bifurcated from the host debt agreement and accounted for at fair value.

(2)	Prepayment Penalties. In addition to the principal balance shown, certain debt agreements provide for prepayment penalties up to 20% if the debt is repaid prior to the maturity date.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

(3)	Unamortized Discounts. Original issue discounts (“OID”) are amortized to interest expense using the effective interest method. The unamortized discount represents the portion of OID that will be charged to interest expense over the remaining term of the respective debt agreements.

(4)	Credit Agreements. In April 2015, the Company entered into credit agreements with (i) Calm Waters Partnership (“Calm Waters”), an institutional investor and (ii) a group of 15 investors (the “Additional Lenders”), on substantially identical terms, pursuant to which Calm Waters made term loans to the Company of $35,000 and the Additional Lenders made term loans of $6,214 (collectively referred to as the “April Term Loans”). In June 2015, the Company and Calm Waters entered into an amendment that provided for an additional term loan (the “June Term Loan”) for $6,000. In October 2015, the Company and Calm Waters entered into an amendment that provided for an additional term loan (the “October Term Loan”) for $18,000. In January 2016, the Company and Calm Waters entered into an amendment that provided for an additional term loan of $9,043 (the “January Term Loan”). The April, June, October and January Term Loans mature in April 2018 and bear interest at the rate of 12.0% per annum.

The January Term Loan proceeds were used for (i) payment of $5,300 to settle patent infringement litigation and other legal settlements, (ii) repayment of convertible debt and delinquent accrued interest for $2,086, (iii) settlement of delinquent trade payables and costs of the financings for $650, (iv) repayment of $270 of principal on the VIP Promissory Notes, and (v) the remaining $737 was available for working capital and other general corporate purposes.

For the period from October 2016 through March 2018, the Company is required to make monthly principal payments of $1,267 under the April, June, October and January Term Loans. Borrowings under the credit agreements are collateralized by security interests in all of the present and future assets of the Company (except as otherwise provided herein). In addition, the Company pledged all of its equity interests in its subsidiaries as collateral for its obligations under these credit agreements. The credit agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, enter into sale and leaseback transactions, merge or consolidate, dispose of property or assets, make investments or loans, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, engage in any business other than its current business, undergo a change of control, or issue equity interests, in each case subject to customary exceptions. In addition, the credit agreements contain customary events of default that entitle the lenders to cause any or all of the Company’s indebtedness under the credit agreements to become immediately due and payable. The events of default include, among others, non-payment, inaccuracy of representations and warranties, and commencement or filing of a petition for relief under any federal or state bankruptcy laws. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 2% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable.

On September 30, 2015, the Company and Calm Waters entered into a Forbearance Agreement pursuant to which the Company and Calm Waters agreed, among other things, to provide for a forbearance period up to 18 months until March 31, 2017 (the “Forbearance Period”) with respect to the collection of $1,251 of accrued interest payable to Calm Waters through September 30, 2015. During the Forbearance Period, the $1,251 forbearance amount accrues interest at 14.0% per annum.

As additional consideration to induce Calm Waters to enter into the January Term Loan, the Company issued warrants to purchase 45,214,775 shares of the Company’s common stock, which are exercisable for a period of seven years from the original issue date, and have an exercise price of $0.25 per share. In connection with the credit agreements, as amended, during 2015 the Company granted Calm Waters and the Additional Lenders warrants to purchase an aggregate of 252,194,035 shares of the Company’s common stock. See Note 7 for further information on the Company’s warrants and see Note 7 for a discussion of all warrants held by Calm Waters. The Company entered into a registration rights agreement with the lenders, pursuant to which the Company agreed to register all of the shares of common stock issuable upon exercise of the warrants on a registration statement on Form S-1 to be filed with the SEC within 45 calendar days following request to do so by Calm Waters, and to cause the registration statement to be declared effective within 90 days following the initial filing date. If the registration statement is not filed or declared effective in a timely manner, the Company is required to pay partial liquidated damages up to 3% of the aggregate principal of each lender’s Term Loan.

The obligations of the Company under the credit agreements are guaranteed by FIN, GEC, VCIG LLC (“VCIG”), Victory Electronic Cigarettes, Inc. (“Victory”), Vapestick, VIP and E-Cigs UK Holding Company Limited (“UK Holding), each of which is a direct or indirect 100% owned subsidiary of the Company (together with the Company, the “Loan Parties”), pursuant to (i) a Guarantee and Collateral Agreement entered into on April 27, 2015, among the Loan Parties and the Lead Lender (the “Lead Lender Guarantee and Collateral Agreement”) and (ii) a Guarantee and Collateral Agreement entered into in April 2015, among the Loan Parties and the agent (the “Agent”) for the Additional Lenders (the “Additional Lenders Guarantee and Collateral Agreement” and together with the Lead Lender Guarantee and Collateral Agreement, the “Guarantee and Collateral Agreements”). The Term Loan Agreements are collateralized against substantially all of the Company’s assets, except as otherwise noted herein. The Company has also entered into Intercreditor Agreements that govern the relative priorities (and certain other rights) of the Lead Lender, the Additional Lenders, the former shareholders of VIP, and the holders of the Company’s 15% Notes pursuant to the respective security agreements that each have entered into with the Loan Parties.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

As of April 1, 2016, the Company was delinquent in making an aggregate of $1,984 of interest payments due to Calm Waters under the term loans.

(5)	Convertible to Common Stock. The outstanding principal balance and accrued interest of the Convertible Debt is convertible to shares of the Company’s common stock. Additional details about outstanding convertible debt agreements are summarized in Note 6(c).

(6)	VIP Promissory Notes. In April 2014, the Company issued $11,000 of promissory notes (the “VIP Promissory Notes”) in connection with the acquisition of VIP. The VIP Promissory Notes provided for interest at 10.0% and matured in December 2014. During 2014, additional consideration of $5,000 was also due under an earnout provision in the acquisition agreement. In April 2015, the VIP Promissory Notes were amended whereby the Company agreed to combine the $5,000 earnout (which provides for interest at 3.5% per annum) into the VIP Promissory Notes. Under the amended terms, the Company agreed to make principal payments of (i) $8,000 in April 2015, (ii) $300 per month from October 2016 through November 2017, and (iii) accrued interest and any remaining principal balance is payable in December 2017. In addition, the Company made a principal payment of $100 in January 2015, $500 in October 2015 and $270 in January 2016 as a concession to obtain the January Term Loan discussed above, resulting in an outstanding principal balance of $7,130 as of March 31, 2016.

(7)	Unsecured Note. In March 2015, the Company exchanged the remaining principal amount of $9,149 related to the Senior Secured 6% Notes with an accredited investor for (i) a cash payment of $13,000, (ii) an unsecured note in the principal amount of $1,800 (the “Unsecured Note”) and (iii) the issuance of warrants to purchase 8,333,333 shares of the Company’s common stock at an exercise price of $0.45 per share (the “Prepaid Warrants”) for which the holders prepaid the exercise fee in the aggregate amount of $3,750. During 2015 all of the Prepaid Warrants were exercised.

The Unsecured Note was due March 1, 2016 and bears interest at a rate of 0.40% per annum. The principal amount of the Unsecured Note is payable in twelve equal monthly installments of $150 on the first business day of each month from April 2015 through March 2016. The Unsecured Note was paid off at maturity.

(b) Future Maturities Under Debt Financing Agreements

Based on debt agreements in effect as of March 31, 2016, the future principal payment requirements are shown below:

Year Ending March 31,

2017	$30,110
2018	20,535
2019	51,450

Total	$102,095

(c) Terms of Convertible Debt Agreements

Presented below is a summary of the terms of outstanding convertible debt agreements as of March 31, 2016, with comparable net balances as of December 31, 2015:

					Principal Balance
	Date of	Maturity	Interest	Conversion	March 31,		December 31,
Description	Financing	Date	Rate (1)	Price (2)	2016 (3)		2015

Senior Secured Notes:
Former 15% Notes	January 2014	July 2016	8.0%	$0.75	$6,857		$6,857
Former 15% Notes	February 2014	August 2016	8.0%	$0.75	12,100		12,100
Former 15% Notes	February 2014	August 2016	8.0%	$0.45	500		500
Total					19,457		19,457
5% OID Notes	January 2015	January 2016	12.0%	$0.21	-	(4)	328

Total convertible debt					$19,457		$19,785

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

(1)	Interest Rate. The stated interest rate is the contractual rate of interest specified in the debt agreement. For amended debt agreements, the rate in effect as of the earlier of payoff or March 31, 2016 is shown. See also Note 7 for accounting for the fair value of compound embedded derivatives and detachable common stock purchase warrants that are bifurcated from the host debt agreement and accounted for at fair value.

(2)	Convertible to Common Stock. The outstanding principal balance and accrued interest are convertible to shares of the Company’s common stock. The stated conversion price gives effect to amendments to the respective debt agreements and represents the conversion prices in effect on March 31, 2016. For debt repaid or extinguished during the three months ended March 31, 2016, the conversion price in effect on December 31, 2015 is shown. The conversion price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

(3)	Prepayment Penalties. In addition to the principal balance shown, certain debt agreements provide for prepayment penalties up to 20% if the debt is repaid prior to the maturity date.

(4)	5% OID Notes. As discussed in Note 6(a), in January 2016 the Company obtained an additional Term Loan for $9,043 from Calm Waters and used a portion of the proceeds to repay outstanding principal of $351 under this convertible debt agreement, which was also owed to Calm Waters.

As of April 1, 2016, the Company was delinquent in making an aggregate of $389 of interest payments due under the convertible debt agreements.

(d) Interest Expense

Interest expense consists of the following for the three months ended March 31, 2016 and 2015:

	2016	2015

Interest at stated rate of debt agreement	$2,703	$1,719
Amortization of discount on debt issuances (1)	404	10,699
Interest related to warrant issuance and other	-	26,744
Amortization of debt issuance costs	141	-

Totals	$3,248	$39,162

(1)	Except for the debt financing inducements discussed below, at the date of a financing the fair value of Common Stock purchase warrants and compound embedded derivatives associated with debt conversion features are calculated and recorded as a debt discount. Such debt discounts are amortized to interest expense using the effective interest method over the remaining terms. If the holder of a convertible note elects to convert prior to the maturity date, the unamortized discount on the conversion date is charged to interest expense.

(e) Debt Financing Inducement Expense

Debt financing inducement expense is recognized when the fair value of conversion features, original issue discount and warrants issued in connection with debt financings exceeds the proceeds from the loans. Presented below are the components of debt financing inducement expense for the three months ended March 31, 2016 and 2015:

	2016	2015

Gross proceeds loaned to the Company	$-	$19,159
Less fair value of lenders' embedded conversion feature	-	(36,295)
Less fair value of original issue discount	-	(684)
Less fair value of warrants received by lenders	-	(48,614)

Totals	$-	$(66,434)

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

During the first quarter of 2015, the Company had immediate requirements for funding for past due payments that were due to lender, suppliers and service providers. In order to satisfy the need for liquidity, the Company entered into arrangements that resulted the issuance of warrants and the modification of embedded conversion features. The aggregate impact of these transactions resulted in debt financing inducement expense of $66,434. All of these transactions were entered into with the intent of obtaining long-term financing which subsequently occurred in April 2015.

7.           WARRANTS AND EMBEDDED DERIVATIVES

The following table summarizes the Company’s liability under warrant and compound embedded derivative agreements as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Number of		Number of
Description	Shares (2)	Liability (2)	Shares	Liability

Warrants	350,283,333	$67,199	305,068,558	$54,412
Embedded derivatives in convertible debt (1)	26,386,904	155	28,068,159	496

Total	376,670,237	67,354	333,136,717	54,908
Less current portion		(67,354)		(54,908)

Long-term portion		$-		$-

(1)	The debt instruments summarized in Note 6(c) contain features that permit the holders to elect conversion of the debt to shares of the Company’s common stock. The Company bifurcates the conversion features from the related debt instruments and accounts for each component at its estimated fair value with updated valuations performed at the end of each calendar quarter.
(2)	As of March 31, 2016, the Company has 300,000,000 common shares authorized. As of March 31, 2016, there were 75,311,764 common shares issued and outstanding and the Company would need an additional 405,431,803 common shares to accommodate the exercise and conversion of all of the common stock options, warrants, convertible debt, and unvested restricted stock presently outstanding. Accordingly, the Company has an authorized share deficiency of 180,743,567 shares to accommodate all such exercise and conversion requests through the remaining unissued common shares. In order to increase the number of shares available to cover the authorized share deficiency, the Company would need either to (i) amend its articles of incorporation to increase the amount of its authorized common shares or (ii) effect a reverse stock split which would decrease the current number of shares issued and outstanding as well as the number of shares issuable upon exercise or conversion of its outstanding stock options, warrants and convertible debt. Either of these corporate actions would require shareholder approval. If the Company is not able to cure the authorized share deficiency by the point when holders of such options, warrants and convertible debt attempt to exercise or convert such securities and the Company no longer has common shares available to fill such exercise or conversion, the Company would be required to settle a portion of its warrant and derivative liabilities in cash which requires that these instruments continue to be classified as liabilities rather than equity instruments. However, as discussed in Note 9, 294,294,399 of the Company’s outstanding warrants are held by Calm Waters which is currently restricted by contractual agreement from owning more than 4.99% of the Company’s common stock through exercise of the warrants, convertible debentures and ownership of the Company’s common stock.

Fair Value of Warrant Liability

The following table summarizes the terms and fair value of the Company’s liability related to warrants outstanding as of March 31, 2016 and December 31, 2015:

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

				March 31, 2016		December 31, 2015
Year of	Year of	Exercise		Number of	Fair Value	Number of	Fair Value
Issuance	Expiration	Price		Shares	of Liability(2)	Shares	of Liability(2)

2015	2022	$0.45		246,198,582	$48,272	246,198,582	$45,718
2016	2023	0.25		45,214,775	10,080	-	-
2015	2020	1.01		14,860,382	1,464	14,860,382	1,491
2014	2019	0.45		10,969,265	1,931	10,969,265	1,887
2014	2019	1.01		13,185,185	1,806	13,185,185	1,859
2015	2020	0.21		5,995,453	1,354	5,995,453	1,270
2014	2019	0.37		6,666,669	1,266	6,666,669	1,171
2015	2020	0.45		3,842,653	566	3,842,653	552
2013	2018	0.75		2,006,667	294	2,006,667	299
2013	2019	0.75		1,000,000	114	1,000,000	114
2014	2019	0.21		248,236	52	248,236	50
2015	2016	0.75		66,667	-	66,667	1
2014	2016	1.49	(1)	28,799	-	28,799	-
Totals		$0.43	(1)	350,283,333	$67,199	305,068,558	$54,412

(1)	Represents the weighted average exercise price for this group of warrants.
(2)	Please refer to note 14 for additional information about methodologies used to determine the fair value of warrants.

The following table summarizes changes in the Company’s outstanding warrants and the related liability for the three months ended March 31, 2016:

	Number of	Warrant
	Warrants	Liability

Balances, beginning of period	305,068,558	$54,412
Issuance of warrants with January Term Loan	45,214,775	8,571
Periodic fair value adjustments	-	4,216
	-
Balances, end of period	350,283,333	$67,199

Fair Value of Embedded Derivatives for Convertible Debt

As of March 31, 2016, the following table presents the conversion prices, number of shares issuable, and the fair value of the Company’s liability under compound embedded derivative agreements:

	Date of	Principal	Conversion	Shares	Derivative
	Financing	Balance	Price	Issuable	Liability

Senior Secured Notes:
Former 15% Notes	January 2014	$6,857	$0.75	9,142,460	$-
Former 15% Notes	February 2014	12,100	0.75	16,133,333	125
Former 15% Notes	February 2014	500	0.45	1,111,111	30

Total convertible debt		$19,457		26,386,904	$155

8.           OTHER INFORMATION

Foreign Sales

The Company generated approximately $8,000 and $9,100 of foreign sales during the three months ended March 31, 2016 and 2015, respectively.

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

Dependence on a Single Lender

As discussed in Note 6, the Company has engaged in significant financing activities during 2015 and 2016 whereby over 76% of the Company’s debt financing as of March 31, 2016, has been obtained from Calm Waters. Presented below is a summary of amounts owed to Calm Waters as of March 31, 2016:

	Interest	Maturity
Description of Financing	Rate	Date	Principal

April 2015 Term Loan	12.0%	April 2018	$35,000
June 2015 Term Loan	12.0%	April 2018	6,000
October 2015 Term Loan	12.0%	April 2018	18,000
January 2016 Term Loan	12.0%	April 2018	9,043
Forbearance Agreement	14.0%	March 2017	1,251
Former 15% Notes	8.0%	August 2016	8,249

Total			$77,543

In addition to the concentration of debt held by Calm Waters, the Company has issued warrants to Calm Waters for an aggregate of approximately 294,294,399 shares of common stock which are exercisable for 5,995,453 shares at $0.21 per share, 45,214,775 shares exercisable at $0.25 per share, 226,252,838 shares at $0.45 per share, and 16,831,333 shares at $1.01 per share. As a condition of the warrant agreements, Calm Waters is not permitted to own more than 4.99% of the Company’s common stock (the “Beneficial Ownership Threshold”) upon exercise of outstanding warrants. Upon 61 days’ notice, Calm Waters is permitted to decrease or increase the Beneficial Ownership Threshold but may never increase the Beneficial Ownership Threshold in excess of 9.99%.

Accounts Receivable

Accounts receivable is presented net of allowances for bad debts and estimated sales returns. As of March 31, 2016 and December 31, 2015, such allowances amounted to $1,297 and $1,565, respectively.

Disclosures Related to Statements of Operations

Presented below are certain expenses included in the accompanying statements of operations for the three months ended March 31, 2016 and 2015:

Description of Expense	2016	2015

Professional fees and administrative expenses:
Bad debt expense	$6	$50
Repairs and maintenance	10	24
Rent expense	60	50
Marketing and selling expenses:
Advertising	1,744	2,021
Rent expense	1,034	564

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

9.           RELATED PARTY TRANSACTIONS

Certain marketing and logistics support services are provided by entities controlled by a key employee of the Company’s GEC division that was acquired from Hardwire Interactive, Inc. These services were provided prior to the Company’s 2014 acquisition of GEC and have continued under the Company’s ownership. These arrangements may be discontinued by either party at any time, and the total services provided amounted to $293 and $431 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, accounts payable to this related party amounted to $78 and $49, respectively.

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

10.           STOCK-BASED COMPENSATION

Stock Options

In addition to options granted under shareholder approved stock option plans, the Company has granted options outside of these plans for a total of 24,475,556 shares as of March 31, 2016. Since these options were not issued pursuant to a shareholder approved stock option plan, they are non-qualified stock options for income tax purposes. Total stock-based compensation related to stock options for the three months ended March 31, 2016 and 2015 was approximately $440 and $9,878, respectively. The following table summarizes share activity and the weighted average exercise prices related to stock options outstanding for the three months ended March 31, 2016:

	2016		2015
	Shares	Price (1)	Shares	Price (1)

Outstanding, beginning of period	26,547,399	$1.09	540,000	$26.10
Granted	200,000	0.31	19,180,569	0.75
Forfeited	(400,000)	0.37	(1,340,000)	0.80

Outstanding, end of period	26,347,399	$1.10	18,380,569	$1.49

Exercisable, end of period	21,241,536	$1.26	15,868,437	$1.61

(1)	Represents the weighted average price.

The weighted average fair value for stock options granted for the three months ended March 31, 2016 and 2015 was $0.19 and $0.67 per share, respectively. In estimating the fair value of options, the Company used the Black-Scholes option-pricing model based upon the closing price of the Company’s stock on the date of grant and the following weighted average assumptions for the three months ended March 31, 2016 and 2015:

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

	2016	2015

Expected lives (in years)	5.8	10.0
Risk-free interest rate	1.5%	1.5%
Expected volatility	92%	140%
Expected forfeiture rate	8.0%	8.0%
Expected dividend yield	0.0%	0.0%

We estimate expected volatility based on historical daily price changes of our common stock for a period equal to the current expected term of the options. The risk-free interest rate is based on the United States treasury yields in effect at the time of grant corresponding with the expected term of the options. The expected option term is the number of years we estimate that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns.

Stock-based compensation expense is recognized over the vesting period of stock options and restricted stock awards. For a single award with a graded vesting schedule and only service conditions, the Company recognizes compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was in substance multiple awards. For stock options granted through March 31, 2016, unrecognized stock compensation expense amounted to $503 which will be charged to expense over the remaining vesting periods of the options, which is a weighted average period of 1.4 years as of March 31, 2016. As of March 31, 2016, the aggregate intrinsic value of all outstanding stock options amounted to $2 based on the closing stock price of $0.28 per share on March 31, 2016.

The following table summarizes information about stock options outstanding as of March 31, 2016:

Stock Options Outstanding					Vested Options
Exercise Prices			Remaining	Number	Weighted	Number
Range		Weighted	Contractual	of	Average	of
Low	High	Average	Term	Shares	Price	Shares

$0.26	$0.40	$0.38	9.0	11,472,198	$0.38	7,285,531
0.71	0.79	0.75	9.0	14,375,200	0.74	13,456,004
3.75	3.75	3.75	2.3	346,667	3.75	346,667
77.25	135.75	82.34	3.2	153,334	82.34	153,334

$0.26	$135.75	$1.10	8.9	26,347,399	$1.26	21,241,536

Restricted Stock

The fair value of the restricted stock grants is based upon the closing price of the Company’s stock on the date of grant. The following table summarizes share activity, the weighted average fair value per share, and the change in unrecognized compensation related to restricted stock grants outstanding as of March 31, 2016:

	2016			2015
	Number	Fair Value	Unrecognized	Number	Fair Value	Unrecognized
	of Shares	Per Share (1)	Compensation	of Shares	Per Share (1)	Compensation

Unvested shares, beginning of period	2,596,999	$0.64	$1,177	66,667	$87.75	$1,445
Shares granted	-	-	-	2,194,998	0.75	1,646
Compensation recognized	-	-	(155)	-	-	(379)
Shares vested	(182,832)	0.75	-	-	-	-

Unvested shares, end of period	2,414,167	$0.63	$1,022	2,261,665	$0.64	$2,712

(1)	Represents the weighted average price.

Unrecognized compensation expense related to restricted stock will be recognized over vesting period set forth in the restricted stock agreements which extends through June 2019.  The aggregate intrinsic value of unvested restricted stock was $676 based on the closing price of $0.28 for the Company’s common stock on March 31, 2016.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

11.          INCOME TAXES

The Company is subject to federal and state income taxes in the United States. Additionally, as a result of business combinations completed in 2014 the Company has been subject to foreign income taxes in the United Kingdom since the date of the acquisitions. At December 31, 2015, the Company had net operating loss (“NOL”) carryforwards for Federal income tax purposes of approximately $123,000. These NOL carryforwards can be utilized to offset future taxable income that may be generated in the Company’s continuing business activities. If not previously utilized, the NOL carryforwards will expire primarily in 2033 through 2035. Additionally, as of December 31, 2015, the Company had approximately $3,000 of foreign tax credits that may be applied to reduce future U.S. Federal income tax liabilities. These foreign tax credits expire in 2024 if not utilized.

For the three months ended March 31, 2016 and 2015, the Company did not recognize any income tax benefit or expense for operations in the U.S. A valuation allowance has been provided for all U.S. based net deferred tax assets, including the Federal NOL and foreign tax credits discussed above, since the “more likely than not” realization criteria was not met as of March 31, 2016 and 2015. For the three months ended March 31, 2016 and 2015, the Company recognized U.K. based income tax expense of $191 and $252, respectively. Accordingly, all of the Company’s income tax expense is associated with foreign income taxes on U.K. earnings. The Company’s effective income tax rate on U.K. earnings was 23% for the three months ended March 31, 2016. As of March 31, 2016, gross unrecognized tax benefits are immaterial and there was no change in such benefits during the three months ended March 31, 2016. The Company does not expect a significant increase or decrease to the uncertain tax positions within the next twelve months.

12.           EARNINGS PER SHARE

During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted net income (loss) per share. Based on the Company’s application of the as-converted and treasury stock methods, all common stock equivalents were excluded from the computation of diluted earnings per share due to net losses for the three months ended March 31, 2016 and 2015. Common stock equivalents that were excluded for these periods are as follows:

Common Stock Equivalent	2016	2015

Warrants	350,283,333	305,068,558
Converible debt	26,386,904	28,068,159
Stock options	26,347,399	26,547,399
Unvested restricted common stock	2,414,167	2,596,999

Total	405,431,803	362,281,115

13.           COMMITMENTS AND CONTINGENCIES

Operating Leases

As of March 31, 2016, future minimum lease payments are as follows:

Year Ending March 31:

2017	$1,064
2018	581
2019	383
2020	240
2021	26

$2,294

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

For leases that provide for an abated rent period, the value of this inducement is being reflected as a reduction to rent expense over the term of the lease.

Royalties

On January 5, 2016, the Company reached a settlement to resolve a lawsuit that was filed in June 2012. During the fourth quarter of 2015, the Company recognized a charge for damages incurred under the settlement. Under the terms of the settlement, the Company was granted a non-exclusive global license under the patents asserted in the litigation and certain other e-vapor technology related patents in exchange for an ongoing royalty based on net sales of certain products. Total royalties of $439 were incurred during the three months ended March 31, 2016 and are included in cost of goods sold in the accompanying statement of operations.

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

14.           FAIR VALUE MEASUREMENTS

The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value as of March 31, 2016 and December 31, 2015, because of the relatively short maturities of these instruments. The estimated fair values for financial instruments presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying values of certain borrowings approximate fair value because the underlying instruments are fixed-rate notes based on current market rates and current maturities.

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

Warrant Valuation Methodologies

The Black Scholes model was used to compute the fair value of outstanding warrants as of March 31, 2016 and December 31, 2015. Key inputs into the valuation models include expected stock price volatility and a risk-free interest rate. As of March 31, 2016, significant assumptions include the risk-free interest rate ranging from 0.87% to 1.54% and historical volatility of the Company’s common stock price ranging from 87.2% to 121.9%. As of December 31, 2015, significant assumptions include the risk-free interest rate ranging from 0.01% to 1.75% and historical volatility of the Company’s common stock price ranging from 90.4% to 129.7%. As these assumptions are revised in the future, it can cause significant adjustments to future valuation results. The risk-free interest rate is based on the yield of U.S. treasury bonds over the expected term. The expected share price volatility is based on historical common stock prices for the Company and comparable publicly traded companies over a period commensurate with the expected term of the warrant. Changes to these assumptions could cause significant adjustments to the valuation results.

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

Recurring Fair Value Measurements

The Company does not have any recurring measurements of the fair value of assets. Recurring measurements of the fair value of liabilities as of March 31, 2016 and December 31, 2015 are summarized as follows:

	As of March 31, 2016				As of December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$67,199	$67,199	$-	$-	$54,412	$54,412
Derivative liability	-	-	155	155	-	-	496	496

Total	$-	$-	$67,354	$67,354	$-	$-	$54,908	$54,908

The Company did not make any transfers in or out of level 3 for the three months ended March 31, 2016. The following table presents a reconciliation of changes in liabilities measured at fair value on a recurring basis for the three months ended March 31, 2016:

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

	Warrants	Derivatives	Total

Fair value of liability, beginning of period	$54,412	$496	$54,908
Issuances of new instruments	8,571	-	8,571
Total net losses (gains) included in:
Fair value adjustments included in net loss	4,216	(255)	3,961
Extinguishments through cancellations	-	(86)	(86)

Fair value of liability, end of period	$67,199	$155	$67,354

15.           SUBSEQUENT EVENTS

On May 5, 2016, the U.S. Food and Drug Administration (“FDA”) issued a final rule deeming certain products to be subject to the Federal Food, Drug, and Cosmetic Act and regulations thereunder, which includes regulation of electronic cigarettes (“E-cigarettes”).  The effective date of the FDA rules is August 8, 2016. The Company’s contract manufacturers have 3 years to comply with the regulations. Pertinent sections to the Company of the final rule include:

•	Sale to minors are prohibited.

•	Starting in 2 years E-cigarettes packaging must display a warning that the product contains nicotine.

•	Manufacturers of E-cigarettes have 3 years to obtain approval for their products from the FDA.
•	Producers of liquids will need to obtain FDA approval for the mix of ingredients in their liquid. Several manufacturers of liquid nicotine and other ingredients which are used to produce the liquids are already FDA compliant.

The FDA approval process will be phased in, whereby the Company will have up to two years to submit applications to obtain approval to continue to sell its existing products. The Company may continue to sell existing products during this two-year period, and can continue to sell existing products for an additional year while the FDA reviews the Company’s applications. Failure to obtain approval for any of the Company’s existing products would prevent the marketing and sale of such products in the United States beginning in August 2019, which could have a material adverse effect on the Company’s business, financial condition and results of operations at that time.

In addition, the regulations require the Company to obtain pre-market approval before introducing new products in the United States. The pre-market approval could take any of the following three pathways: (i) submission of a substantial equivalence (“SE”) report and receipt of an SE order; (ii) submission of a request for an exemption from SE requirements and receipt of an SE exemption determination, or (iii) submission of a premarket tobacco product application (“PMTA”) and receipt of a marketing authorization order which is essentially equivalent to obtaining FDA approval to market a new drug. The Company intends to pursue the SE assertion related to our products, which would result in the least onerous pathway to FDA approval. However, no assurance can be provided that the Company will be successful in obtaining FDA approval under any of the three pathways.

The Company cannot predict the impact these new regulations will have on its business and what additional restrictions the FDA may subsequently impose. In this regard, total compliance and related costs are not possible to predict. The costs of compliance by the Company and its suppliers will likely result in higher costs to purchase the Company’s products. To the extent it is not possible to pass increased costs on to customers, the Company’s financial results will likely deteriorate. Additionally, if the Company is unable to secure FDA approval to continue selling its existing products and any new products targeted for introduction, the Company’s net sales will be adversely impacted beginning in 2019. The ultimate outcome of these matters could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Readers should not place undue reliance on these forward-looking statements, which are based on our current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks discussed in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, press releases and other communications to shareholders issued by us from time to time. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Cost of Goods Sold

Cost of goods sold primarily consist of the costs of products which are manufactured by our suppliers, plus freight-in and packaging. Beginning in the first quarter of 2016, cost of goods sold also includes royalties under a patent license agreement entered into in January 2016.

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

Foreign Exchange Movements

Due to the international aspect of our business, our net sales and expenses are affected by foreign currency exchange movements. Our primary exposures to foreign exchange rates are the British Pound and Euro against the U.S. dollar. The financial results of our foreign operations are translated to U.S. dollars for consolidation purposes. The functional currency of our foreign subsidiaries is generally the local currency of the country of domicile. Accordingly, income and expense items are translated at the average rates prevailing during each reporting period and initially reported as a component of other comprehensive loss. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized in our operating results as transaction gains and losses. The average British Pound to U.S. dollar foreign exchange rate decreased from 1.49 for the three months ended March 31, 2015 to 1.44 for the three months ended March 31, 2016.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

Net Sales

Net sales for the three months ended March 31, 2016 were $11.7 million compared to $11.6 million for the three months ended March 31, 2015, an increase of $0.1 million.  Approximately 69% of our net sales for the three months ended March 31, 2016, and 78% of our net sales for the three months ended March 31, 2015, were transacted in the British Pound currency and translated into our U.S. dollar functional currency. Due to our concentration of business in the United Kingdom, lower foreign exchange rates accounted for an overall reduction of $0.4 million in our net sales for the three months ended March 31, 2016.

The increase in net sales is primarily attributable to (i) an increase of $1.5 million related to the GEC reporting unit. This increase was partially offset by (i) a decrease in net sales for the Vapestick reporting unit of $0.7 million, (ii) a decrease in net sales of $0.4 million for the VIP reporting unit, and (iii) a decrease in net sales for the FIN reporting unit of $0.3 million.

Cost of Goods Sold

Cost of goods sold was $5.1 million for the three months ended March 31, 2016, compared to $5.3 million for the three months ended March 31, 2015, a decrease of $0.2 million, or 4%. This decrease in cost of goods sold is primarily attributable to (i) a decrease of $0.2 million primarily associated with lower net sales for the Vapestick reporting unit, and (ii) a reduction of $0.3 million for the FIN reporting unit. These decreases which total $0.5 million were partially offset by an increase of $0.3 million associated with higher net sales for the GEC reporting unit.

The estimated impact of lower foreign exchange rates in 2016 was a contributing factor in the changes discussed above for our VIP and Vapestick reporting units. This reduction in foreign exchange rates accounted for an overall reduction of $0.2 million in our 2016 cost of goods sold due to our concentration of business in the United Kingdom.

In January 2016, we settled ongoing patent infringement litigation. In connection with the settlement, we were granted a non-exclusive global license under the patents asserted in the litigation and certain other e-vapor technology related patents in exchange for an ongoing royalty based on net sales of certain products. For the three months ended March 31, 2016, our cost of goods sold includes royalties based on the sale of products that are subject to the license agreement.

As discussed in Note 15 to the financial statements included in Part I, Item 1 hereof, the FDA recently issued final rules, some of which will become effective on August 6, 2016 and others that will be phased in during future periods. We cannot predict the impact that these new regulations will have on our company and what additional restrictions the FDA may subsequently impose. In this regard, total compliance and related costs are not possible to predict. The costs of compliance by us and our suppliers will likely result in higher costs to purchase the products we sell. To the extent it is not possible to pass increased costs on to customers, our financial results will likely deteriorate. Additionally, if we are unable to secure FDA approval to continue selling our existing products and any new products we would like to introduce, our net sales will be adversely impacted. The ultimate outcome of these matters could have a material adverse effect on our business, results of operations and financial condition. However, with approximately 70% of our net sales derived from products sold in the United Kingdom, we will likely be impacted by the new regulations to a lesser extent than our competitors with a higher concentration of sales in the United States.

Gross Profit

Gross profit for the three months ended March 31, 2016 was $6.6 million or 57% of net sales, compared to gross profit of $6.4 million or 55% of net sales for the three months ended March 31, 2015. The change in gross profit percentage was impacted by the items discussed under Net Sales and Cost of Goods Sold above.

Selling, General and Administrative Expenses

Compensation and Benefits

In addition to salaries, wages and benefits, we also incur non-cash stock-based compensation expenses. Salaries, wages and benefits expense for each of the three months ended March 31, 2016 and 2015 was $2.5 million. While our mix of personnel has changed dramatically over the past year, the total cost incurred for compensation and benefits remained flat.

Stock-based compensation expense for the three months ended March 31, 2016 was $0.8 million compared to $9.9 million for the three months ended March 31, 2015, a decrease of $9.1 million. This decrease in stock-based compensation is primarily due to expense related to the grant of options for approximately 19.2 million shares in the first quarter of 2015 and the vast majority of those options were vested on the grant date. During the three months ended March 31, 2016, options for only 200,000 shares were granted and all of those options vest over three years. Stock-based compensation expense is recognized over the vesting period of stock options and restricted stock awards. For a single award with a graded vesting schedule and only service conditions, we recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was in substance multiple awards. Under this method, the recognition of stock-based compensation is accelerated in comparison to the alternative method that treats graded vesting schedules as a single award. As of March 31, 2016, stock-based compensation expense related to unvested stock options and restricted stock of $1.5 million is expected to be recognized in future periods as the options and restricted stock continue to vest.

Professional Fees and Administrative Expenses

Professional fees and administrative expenses for the three months ended March 31, 2016 were $2.8 million compared to $4.0 million for the three months ended March 31, 2015, a decrease of $1.2 million, or 31%. Presented below are the major components of professional fees and other administrative expenses for the three months ended March 31, 2016 and 2015 (dollars in thousands):

			Change
	2016	2015	Amount	Percent

Professional fees:
Auditing, accounting and tax	$647	$1,409	$(762)	-54%
Litigation, financings and contracts	327	987	(660)	-67%
Administrative expenses	1,783	1,611	172	11%

Total	$2,757	$4,007	$(1,250)	-31%

Professional fees related to auditing, accounting and tax services were $0.6 million for the three months ended March 31, 2016 compared to $1.4 million for the three months ended March 31, 2015, a decrease of $0.8 million. During the first quarter of 2015, we experienced inefficiencies with changes in personnel and independent auditors combined with a significant increase in the complexity of technical accounting and financial reporting services, which were the primary factors that resulted in $1.4 million of fees incurred. Beginning in June 2015, we began to revise our personnel structure and we changed professional services providers, which was primarily responsible for the $0.8 million reduction in professional fees related to auditing, accounting and tax services for the three months ended March 31, 2016.

Professional fees related to litigation, financings and contracts were $0.3 million for the three months ended March 31, 2016 compared to $1.0 million for the three months ended March 31, 2015, a decrease of $0.7 million. During the three months ended March 31, 2015, we incurred substantial costs related to restructuring of numerous debt agreements; employment agreements with new executive officers; legal defense costs under patent infringement litigation that was not settled until January 2016, and legal fees related to our SEC filings and execution of a reverse stock split. During the three months ended March 31, 2016, we incurred costs related to the settlement of our patent infringement case and other legal disputes, and legal fees associated with new term debt financing.

Administrative expenses for the three months ended March 31, 2016 and 2015 were $1.8 million and $1.6 million, respectively.

Marketing and Selling Expenses

Marketing and selling expenses for the three months ended March 31, 2016 were $2.9 million compared to $4.0 million for the three months ended March 31, 2015, a decrease of $1.1 million, or 28%.  During 2015, we made significant modifications to our mix of spending to focus more resources on kiosk rentals which we believed would be more effective at increasing net sales. Accordingly, we had an increase of $0.5 million from kiosk rentals due to an increase in the number of kiosks for the three months ended March 31, 2016 compared to the comparable period in 2015. This increase was offset by the effects of (i) a reduction in advertising expense of $0.3 million, and (ii) a $1.3 million reduction in other marketing and selling expenses as we eliminated less effective strategies.

Depreciation and Amortization

Depreciation and amortization relates to our identifiable intangible assets, and property and equipment. Depreciation and amortization for each of the three months ended March 31, 2016 and 2015 was $2.3 million.

Warrant and Derivative Fair Value Adjustments

Our warrant and derivative liabilities are adjusted to fair market value using appropriate valuation models at the end of each calendar quarter. If the fair market value of these liabilities increases we recognize a loss in the statement of operations, and if the fair market value of the liabilities decreases a gain is recognized in the statement of operations. While numerous factors affect the changes in valuation, gains generally result as the market price for our common stock decreases and losses typically results as the market price increases.

For the three months ended March 31, 2016, we recognized a loss from changes in the fair value of warrants of $4.2 million as compared to a loss of $7.0 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, our stock price increased from $0.26 per share to $0.28 per share. During the three months ended March 31, 2015, our stock price decreased from $1.31 per share to $0.90 per share and the number of warrants subject to valuation increased by approximately 44 million shares.

For the three months ended March 31, 2016, we recognized a gain from changes in the fair value of derivatives of $0.3 million as compared to a gain of $29.9 million for the three months ended March 31, 2015. Our derivative liabilities are associated with convertible debt that matures during the third quarter of 2016. Since our stock price is substantially lower than the conversion prices, as we approach the maturity date the value of the derivative liability decreases which resulted in the gain of $0.3 million for the three months ended March 31, 2016.

Loss on Extinguishment of Debt

When debt is modified, restructured, refinanced or repaid with the same lender before the scheduled maturity date, gains and losses may result if the cash and other consideration exchanged by us is less than or greater than the carrying value of the debt. Careful consideration is required to determine whether each transaction is a modification or an extinguishment since the accounting recognition requirements are substantially different depending on this determination. Additionally, certain of our debt financing agreements provide for penalties if the loans are paid off before maturity and such penalties would also be a factor in determining any gain or loss on extinguishment. For the three months ended March 31, 2016, we recognized a loss on extinguishment of debt of $8.6 million. For the three months ended March 31, 2015, we recognized a loss on extinguishment of debt of $0.1 million. The losses on extinguishment of debt for the three months ended March 31, 2016 and 2015 resulted because the cash and other consideration exchanged to retire debt was greater than the related carrying value of the debt.

Gain on Extinguishment of Warrants

We may enter into negotiations with warrant holders to extinguish warrant agreements whereby gains and losses may result if the cash and other consideration exchanged is less than or greater than the fair value of the warrants on the date of the extinguishment. For the three months ended March 31, 2016 and 2015, we recognized gains on extinguishment of warrants of $0.1 million and $32.4 million, respectively.

Interest Expense

The primary components of interest expense consist of (i) interest expense based on the stated rate in the debt financing agreement, (ii) amortization of debt discounts, (iii) amortization of debt issuance costs, (iv) prepayment fees, and (v) other charges. For the three months ended March 31, 2016, we recognized interest expense of $3.2 million as compared to $39.2 million for the three months ended March 31, 2015, a decrease of $36.0 million. This decrease in interest expense for the three months ended March 31, 2016 was primarily attributable to (i) a reduction in debt discount amortization of $10.3 million, and (ii) the elimination of interest related to warrant issuances of $26.7 million. These decreases which total $37.0 million were partially offset by higher interest expense at the stated rate of the debt instruments of $1.0 million, due to an increase in borrowings from $54.3 million as of March 31, 2015 to $102.1 million as of March 31, 2016.

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

Debt financing inducement expenses are generally incurred when we require funding to address immediate needs for cash. The market terms to obtain such financings have required us to issue inducements valued for accounting purposes at amounts that exceed the amounts borrowed. We did not incur any debt financing inducement expense for the three months ended March 31, 2016. For the three months ended March 31, 2015, we incurred debt financing inducement expense of $66.4 million because the fair value of warrants and embedded conversion features issued to the lenders were valued at $85.6 million compared to the proceeds received from the lenders of $19.2 million.

Income Tax Expense

For the three months ended March 31, 2016, we recognized income tax expense of $0.2 million compared to income tax expense of $0.3 million for the three months ended March 31, 2015. Income tax expense recognized for the three months ended March 31, 2016 was comprised of a deferred income tax expense of $0.2 million and current income tax expense of $0.1 million related to profits for our businesses in the United Kingdom. Income tax expense recognized for the three months ended March 31, 2015 was comprised of a $0.2 million deferred tax benefit, offset by current income tax expense related to our businesses to the United Kingdom of $0.5 million.

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

We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income (loss). EBITDA and Adjusted EBITDA should be considered in addition to, but not as a substitute for, any measure of financial performance reported in accordance with U.S. GAAP, such as total revenues, income from operations, and net income (loss). The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2016 and 2015 (dollars in thousands):

Calculation of EBITDA and Adjusted EBITDA

	2016	2015

Net income (loss)	$(20,431)	$(66,966)
Interest expense	3,248	39,162
Depreciation and amortization	2,333	2,296
Income tax expense (benefit)	191	252

EBITDA	(14,659)	(25,256)
Stock-based compensation	750	9,878
Severance expense	28	-
Debt financing inducement expense	-	66,434
Warrant fair value adjustment	4,216	6,989
Derivative fair value adjustment	(255)	(29,928)
Loss on extinguisment of debt	8,571	128
Gain on restructuring	(59)	-
Gain on extinguishment of warrants	(86)	(32,401)

Adjusted EBITDA	$(1,494)	$(4,156)

Liquidity and Capital Resources

As of March 31, 2016, we have a working capital deficit of $97.9 million and an accumulated deficit of $474.8 million. We incurred a loss from operations of $4.6 million for the three months ended March 31, 2016 and $16.3 million for the three months ended March 31, 2015. While these operating losses include significant noncash charges for items such as stock-based compensation, we also incurred significant cash-based expenses. The pace of our acquisitions in 2014 resulted in unanticipated difficulties in fully integrating the newly acquired business units, resulting in inefficiencies that contributed to operating losses.

On September 30, 2015, we entered into a Forbearance Agreement with a major term loan lender since we did not have adequate capital resources to satisfy the payment of $1.3 million of accrued interest. As of April 1, 2016, the Company was delinquent in making an aggregate of $2.4 million of interest payments.

We have relied on debt and equity financings to fund our acquisitions and negative operating cash flows. As a result, we currently have approximately $102 million of outstanding debt that matures through April 2018. Convertible debt in the aggregate principal balance of $19.5 million matures during the third quarter of 2016 and principal amortization of $1.2 million per month on outstanding Term Debt will commence during the fourth quarter of 2016. Additionally, we have an ongoing requirement to make quarterly interest payments of approximately $2.5 million under outstanding Term Debt agreements. Accordingly, these future debt maturities are a significant factor that contributes to our $97.9 million working capital deficit and that impairs our liquidity.

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

Since the beginning of 2015, we faced similar obstacles that required major restructuring and financing activities. In response to those challenges, we have successfully completed the following actions to improve liquidity and operating results:

•	Negotiated and settled 15 outstanding legal disputes.
•	The Company relocated its corporate headquarters to Denver, Colorado and key employees were hired to address needs in the accounting and information technology functions.
•	Obtained credit terms from six major contract manufacturers.
•	Negotiated outstanding liabilities from over 23 major customers and law firms, reducing liabilities from $6.4 million to $3.8 million.
•	Reduced public company costs from an annual run rate of $3.0 million to $0.7 million.
•	Reduced landed cost of AVS refills by 22%.
•	Launched vaping system in GEC division, and turnaround revenue reaching approximately $7.3 million in 2015 after reaching approximately $2.5 million in the first six months of 2015.
•	Established a new returns policy eliminating liability associated with unlimited returns.
•	Initiated international growth discussions in Europe and Africa.
•	Term Debt financing in the aggregate original principal amount of $47.2 million was obtained in the second quarter of 2015. This financing enabled the repayment or restructuring of debt that had been in default as of December 31, 2014, and the renegotiation with lenders to eliminate some of the highly dilutive features contained in previous debt instruments and warrants.
•	On October 30, 2015, we obtained Term Debt financing for $18.0 million. The loan proceeds were used for (i) repayment of debt (including accrued interest and prepayment penalties) for $5.3 million, (ii) repayment of all amounts outstanding under the ExWorks Revolving Loan Agreement for $4.6 million, (iii) settlement of delinquent trade payables and costs of the financing for $4.1 million, and (iv) repayment of $0.5 million on the VIP Promissory Notes. The remaining $3.6 million was available for working capital and other general corporate purposes.
•	On January 11, 2016, we obtained additional Term Debt financing for $9.0 million. The loan proceeds were used for (i) payment of $5.3 million to settle patent infringement litigation and other legal settlements, (ii) repayment of convertible debt and delinquent accrued interest for $2.1 million, (iii) settlement of delinquent trade payables and costs of the financings for $0.7 million, (iv) repayment of $0.3 million of principal on the VIP Promissory Notes, and (v) the remaining $0.8 million was available for working capital and other general corporate purposes.

•	During the first and second quarters of 2015, 15% Notes for $19.5 million in principal were restructured to reduce the interest rate from 15.0% to 8.0% and the maturity date was extended for 18 months until July and August of 2016. Additionally, 15% Notes for $1.9 million of principal converted to shares of common stock, and 15% Notes for $4.1 million of principal agreed to exchange their notes for 10% convertible notes.
•	As of December 31, 2014, we owed an aggregate of $11.0 million for the VIP Promissory Notes and $5.0 million for a related compensatory earnout payment. The Term Debt financing enabled the repayment in 2015 of $8.6 million of the VIP Promissory Notes and extension of the maturity date for the $5.0 million compensatory earnout until December 2017.

We believe the actions outlined above represent significant progress to improve liquidity and position us for profitable growth. However, despite the substantial actions taken to date, uncertainty about our ability to continue as a going concern remains. In addition to seeking additional financing, we believe that a crucial near term step will involve negotiations with our lenders to restructure the terms under existing debt agreements. There can be no assurance that we will be able to restructure existing debt agreements or generate sufficient operating cash flows to continue operations in the normal course of business.

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

Comparison of Cash Flows for the Three Months ended March 31, 2016 and 2015

The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	2016	2015	Change

Net cash provided by (used in):
Operating activities	$(5,275)	$(3,956)	$(1,319)
Investing activities	(255)	(30)	(225)
Financing activities	6,207	3,365	2,842

Operating Cash Flows

We used cash in our operating activities of $5.3 million for the three months ended March 31, 2016 compared to $4.0 million for the three months ended March 31, 2015, a decrease of $1.3 million. A contributing factor to the decrease in operating cash flows was a net reduction in accounts payable and accrued expenses $2.3 million for the three months ended March 31, 2016.

Investing Cash Flows

We used cash in our investing activities of $0.3 million for the three months ended March 31, 2016 compared to less than $0.1 million for the three months ended March 31, 2015. The primary use of investing cash flow for the three months ended March 31, 2016 was for retail kiosks and computer equipment associated with an expansion of our business in the United Kingdom.

Financing Cash Flows

Net cash provided by our financing activities was $6.2 million for the three months ended March 31, 2016 compared to $3.4 million for the three months ended March 31, 2015, an increase of $2.8 million. For the three months ended March 31, 2016, our primary source of financing cash flows consisted of the aggregate net proceeds from borrowings of $6.9 million. The primary use of financing cash flows for the three months ended March 31, 2016 consisted of principal payments on debt obligations of $0.7 million. We also had noncash financing activities during the three months ended March 31, 2016, whereby $2.1 million of new borrowings were utilized to repay accrued interest.

For the three months ended March 31, 2015, our primary source of financing cash flows was the aggregate net proceeds from debt financings of $6.9 million. For the three months ended March 31, 2015, our primary use of financing cash flows was $3.5 million for principal payments to repay debt obligations. We also had noncash financing activities during the three months ended March 31, 2015, whereby the fair value of derivatives issued in debt financings amounted to $85.3 million.

Outstanding Debt and Equity Securities

For a discussion of our outstanding debt and equity securities, please see the tables and related discussions in Note 6. Debt Financing and Note 7. Warrants and Embedded Derivatives to our Financial Statements included in Part I, Item 1 of this Report. Key financings that occurred during the three months ended March 31, 2016 are discussed below.

On April 27, 2015, we entered into credit agreements (the “Credit Agreements”) with (i) Calm Waters Partnership (“Calm Waters”), an institutional investor and (ii) a group of 15 investors (the “Additional Lenders”), on substantially identical terms, pursuant to which Calm Waters made term loans to us of $35.0 million and the Additional Lenders made term loans of $6.2 million (collectively referred to as the “April Term Loans”). On June 26, 2015, we entered into an amendment to the Calm Waters Credit Agreement (the “June Term Loan”) pursuant to which Calm Waters provided an additional Term Loan to us in the principal amount of $6.0 million. On October 30, 2015, we entered into an amendment to the Calm Waters Credit Agreement (the “October Term Loan”) pursuant to which Calm Waters provided an additional Term Loan to us in the principal amount of $18.0 million. On January 11, 2016, we entered into an amendment to the Calm Waters Credit Agreement (the “January Term Loan”) pursuant to which Calm Waters provided an additional Term Loan to us in the principal amount of approximately $9.0 million, resulting in an aggregate outstanding principal balance outstanding under the Calm Waters Credit Agreement of $68.0 million and $6.2 million under the Additional Lenders Credit Agreement. The entire $74.2 million outstanding under the Credit Agreements bear interests on the outstanding principal balance at the rate of 12.0% per annum, payable on a quarterly basis. For the period commencing October 2016 through March 2018, we are required to make aggregate monthly principal payments under Credit Agreements of approximately $1.3 million and the remaining principal balance and accrued interest under such Credit Agreements is payable in full in April 2018.

On September 30, 2015, we entered into a Forbearance Agreement pursuant to which Calm Waters agreed, among other things, to provide for a forbearance period up to 18 months until March 31, 2017 (the “Forbearance Period”) with respect to the collection of approximately $1.3 million of accrued interest payable to the Calm Waters through September 30, 2015. During the Forbearance Period, the $1.3 million forbearance amount accrues interest at 14.0% per annum.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements for the three months ended March 31, 2016.

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

Level 2 - Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data. Level 2 also includes derivative contracts, the values of which are determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data.

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

Many of our financial instruments are issued in conjunction with the issuance of debt. At the time of issuance, we allocate the proceeds received to the various financial instruments and this involves the determination of fair value. From time to time, the fair value of these financial instruments, primarily embedded derivatives and warrants exceeds the proceeds received. When this occurs, we critically evaluate the validity of the fair value computation, most specifically of the derivatives. We engage a third party valuation specialist who applies accepted valuation methodology as well as assumptions that are appropriate in the circumstances.

With regards to valuing embedded derivatives, there are a variety of methods to be used. We utilize a binomial model to value our derivatives, as the features of our derivatives, including the down round provisions within the agreements, require a more complex valuation model than the standard Black-Scholes model to analyze the derivatives’ features appropriately. The binomial model allows multi period views of the underlying asset price and the price of the option for multiple periods as well as the range of possible results for each period, offering a more detailed view. The binomial model takes into account multiple scenarios to better reflect the complexity of the derivatives. Probabilities for each of the scenarios are estimated based on extensive discussions with management and outside advisors on the expected likelihood as of the valuation date of a financing transaction that could trigger an additional reset to the exercise price.

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

Several embedded features that required bifurcation and separate accounting were identified in connection with certain of the convertible notes issued in 2014 and we determined these should be bundled together as a single, compound embedded derivative, bifurcated from the host contract, and accounted for at fair value, with changes in fair value being recorded in the consolidated statements of operations and comprehensive income. The embedded derivatives included the conversion options, the mandatory default amounts, the prepayment clauses found in some or all of those notes, and other features such as put rights and optimal redemptions. The three embedded features were evaluated together as a single compound derivative to determine the fair value of the derivative using a binomial pricing model. The binomial pricing model takes into account probability-weighted scenarios with regard to the likelihood of changes to the conversion price. The inputs to the model require us to make certain significant assumptions and represent our best estimate at the valuation date. The probabilities were determined based on a management review, and input from external advisors, on the expected likelihood as of the valuation date of a financing transaction that could trigger an additional reset.

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

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2016 and 2015. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase our costs, including inventory acquisition and distribution costs, compensation and benefits, professional fees, and most other operating expenses.

Recent Accounting Pronouncements

The following recently issued accounting standards are not yet effective; we are assessing the impact these standards will have on our consolidated financial statements as well as the period in which adoption is expected to occur:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. This comprehensive guidance will replace all existing revenue recognition guidance and, as amended, is effective for annual reporting periods beginning after December 15, 2018, and interim periods therein.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The core change with this ASU is the simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, and early adoption is permitted.

The following recently issued accounting standards were adopted effective January 1, 2016; the impact of adoption did not have a material impact on our consolidated financial statements:

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

During 2015, the FASB issued ASUs No. 2015-03 and No. 2015-15 titled “Interest-Imputation of Interest”, which generally requires the presentation of debt issuance costs as a direct deduction from the carrying amount of the related debt liabilities. However, for debt issuance costs related to line-of-credit arrangements, the Company may continue presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. We elected to continue to present debt issuance costs related to our line of credit as an asset in our consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this Item.

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

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this Report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, because of the identification of multiple and significant control deficiencies that, in aggregate, constitute material weaknesses in our internal control described below, the Company concluded that as of March 31, 2016, our disclosure controls and procedures were not effective. The material weaknesses in our internal control over financial reporting identified at the end of the quarter ended March 31, 2016, are set forth below:

•	Inadequate and ineffective controls over the timeliness and accuracy of the financial reporting process. The Company did not have adequate design or operational controls and procedures that provided reasonable assurance that financial statements could be accurately prepared in accordance with GAAP. Several factors contributed to this material weakness including (i) the rapid growth that the Company experienced as a result of multiple significant domestic and international acquisitions in 2014, (ii) the relocation of the Company’s corporate headquarters and information technology assets to Colorado during the third quarter of 2015, and (iii) hiring of new personnel to provide corporate accounting and financial reporting services. While management believes significant improvements were achieved through the first quarter of 2016, additional time is required to evaluate the effectiveness of these changes and to fully develop the Company’s entity level and process level control environment. For many controls that were in place, the Company did not have adequate documentation of the operating effectiveness or have an adequate sample size to validate the operating effectiveness of the controls.

•	Inadequate and ineffective Information Technology controls. The Company did not have an adequate design or operational controls and procedures that provided reasonable assurance of the financial integrity of the Company’s accounting system and that supporting electronic files were free of material misstatement. The Company was not able to validate the design or operational effectiveness of several information technology controls. Management believes the Company will need to migrate from its current information technology system to implement an enterprise resource planning (“ERP”) software solution across all reporting units, in order to mitigate this material weakness.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may become involved in legal proceedings, lawsuits, claims and regulations in the ordinary course of our business. We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to our knowledge, threatened against or affecting us, our common stock, any of our subsidiaries or of our officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on our financial condition or results of operations.

Item 1A.   Risk Factors.

Except as set forth below, there have been no changes that constitute a material change from the risk factors previously disclosed in our 2015 Annual Report on Form 10-K filed on March 28, 2016, as amended:

Risks Related to Government Regulation

The FDA has recently adopted rules to further regulate E-cigarettes.

On May 5, 2016, the U.S. Food and Drug Administration (“FDA”) issued a final rule deeming certain products to be subject to the Federal Food, Drug, and Cosmetic Act and regulations thereunder, which includes regulation of electronic cigarettes (“E-cigarettes”).  The effective date of the final rule is August 8, 2016. The contract manufacturers have 3 years to comply with the regulations. Pertinent sections of the final rule that apply to us include:

•	Sale to minors are prohibited.
•	Starting in 2 years, E-cigarettes packaging must display a warning that the product contains nicotine.
•	Manufacturers of E-cigarettes have 3 years to obtain approval for their products from the FDA.
•	Producers of liquids will need to obtain FDA approval for the mix of ingredients in their liquid. Several manufacturers of liquid nicotine and other ingredients which are used to produce the liquids are already FDA compliant.

The FDA approval process will be phased in, whereby we will have up to two years to submit applications to obtain approval to continue to sell our existing products. We may continue to sell existing products during this two-year period, and we can continue to sell existing products for an additional year while the FDA reviews our applications. Failure to obtain approval for any of our existing products would prevent us from marketing and selling such products in the United States beginning in August 2019, which could have a material adverse effect on our business, financial condition and results of operations at that time.

In addition, the regulations require us to obtain pre-market approval before we can market new products in the United States. The pre-market approval could take any of the following three pathways: (i) submission of a substantial equivalence (“SE”) report and receipt of an SE order; (ii) submission of a request for an exemption from SE requirements and receipt of an SE exemption determination, or (iii) submission of a premarket tobacco product application (“PMTA”) and receipt of a marketing authorization order which is essentially equivalent to obtaining FDA approval to market a new drug. We intend to pursue the SE assertion related to our products, which would result in the least onerous pathway to FDA approval. However, no assurance can be provided that we will be successful in obtaining FDA approval under any of the three pathways.

We cannot predict the impact these new regulations will have on our business and what additional restrictions the FDA may subsequently impose. In this regard, total compliance and related costs are not possible to predict. The costs of compliance by us and our suppliers will likely result in higher costs to purchase our products. To the extent it is not possible to pass increased costs on to customers, our financial results will likely deteriorate. Additionally, if we are unable to secure FDA approval to continue selling our existing products and any new products targeted for introduction, our net sales will be adversely impacted. The ultimate outcome of these matters could have a material adverse effect on our business, results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2016, we issued an aggregate of 461,541 shares of our common stock for services rendered by our board of directors and 115,385 shares issued to an executive officer as part of his 2015 bonus consideration. The shares were issued in reliance upon exemptions from registration pursuant to Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act.

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

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Date: May 16, 2016	By:	/s/ Daniel J. O’Neill
Daniel J. O’Neill
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 16, 2016		/s/ Philip Anderson
Philip Anderson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

