Form 10-Q
period 2016-06-30
Electronic Cigarettes International Group, Ltd.
filed 2016-09-09
CIK 1398702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2016

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

Yes ☐ No ☒

As of September 8, 2016, the Registrant had 108,504,773 shares of common stock issued and outstanding.

Electronic Cigarettes International Group, Ltd.

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Per Share Amounts)

	June 30, 2016	(Note 1) (Revised) December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$630	$690
Accounts receivable, net of allowance of $925 and $1,565, respectively	1,801	2,957
Inventories	3,649	5,118
Prepaid expenses and other	1,468	2,271
Total current assets	7,548	11,036

Other assets:
Goodwill	45,523	47,723
Identifiable intangible assets, net	28,267	34,173
Property and equipment, net	1,934	2,099
Debt issuance costs and other	-	283

Total assets	$83,272	$95,314

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of debt financing	$33,359	$22,942
Accounts payable	3,471	4,463
Accrued interest and other	11,208	13,076
Current portion of warrant and derivative liabilities	29,400	54,908
Total current liabilities	77,438	95,389

Long-term liabilities:
Debt financing, net of current maturities	66,314	67,971
Deferred income taxes	3,712	3,867
Total liabilities	147,464	167,227

Commitments and contingencies (Note 12)

Stockholders' deficit:
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 75,495,658 and 74,552,006 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	75	75
Additional paid-in capital	391,612	387,793
Accumulated deficit	(445,767)	(453,793)
Accumulated other comprehensive loss	(10,112)	(5,988)

Total stockholders' deficit	(64,192)	(71,913)

Total liabilities and stockholders' deficit	$83,272	$95,314

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except Per Share Amounts)

	2016	(Note 1) (Revised) 2015
Net sales	$11,755	$12,366
Cost of goods sold	5,172	5,778

Gross profit	6,583	6,588

Operating expenses:
Selling, general and administrative:
Compensation and benefits:
Salaries, wages and benefits	2,577	2,736
Stock-based compensation	3,069	2,418
Professional fees and administrative	2,432	3,503
Marketing and selling	2,332	2,291
Depreciation and amortization	2,357	2,328
Severance	18	651

Total operating expenses	12,785	13,927

Loss from operations	(6,202)	(7,339)

Other income (expense):
Warrant fair value adjustment	37,799	87,251
Derivative fair value adjustment	154	30,327
Loss on extinguishment of debt	-	(70,228)
Gain on extinguishment of warrants	-	17,382
Interest expense	(3,309)	(14,061)
Settlement of litigation and disputes	(65)	-

Total other income (expense)	34,579	50,671

Income before income taxes	28,377	43,332

Income tax benefit (expense)	81	(192)

Net income	28,458	43,140

Other comprehensive income (loss):
Foreign currency translation income (loss)	(2,387)	3,288

Comprehensive income	$26,071	$46,428

Net income per common share:
Basic	$0.38	$0.70
Diluted	$0.28	$0.24

Weighted average number of shares outstanding:
Basic	75,454,000	61,696,000
Diluted	104,878,000	180,253,000

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except Per Share Amounts)

	2016	(Note 1) (Revised) 2015
Net sales	$23,473	$23,996
Cost of goods sold	10,241	11,051

Gross profit	13,232	12,945

Operating expenses:
Selling, general and administrative:
Compensation and benefits:
Salaries, wages and benefits	5,080	5,221
Stock-based compensation	3,819	12,296
Professional fees and administrative	5,189	7,510
Marketing and selling	5,215	6,315
Depreciation and amortization	4,690	4,624
Severance	46	651

Total operating expenses	24,039	36,617

Loss from operations	(10,807)	(23,672)

Other income (expense):
Warrant fair value adjustment	33,583	80,261
Derivative fair value adjustment	409	60,254
Loss on extinguishment of debt	(8,571)	(70,356)
Gain on extinguishment of warrants	86	49,782
Interest expense	(6,557)	(53,218)
Debt financing inducement expense	-	(66,434)
Gain on troubled debt restructuring	59	-
Settlement of litigation and disputes	(65)	-

Total other income (expense)	18,944	289

Income (loss) before income taxes	8,137	(23,383)

Income tax expense	(111)	(444)

Net income (loss)	8,026	(23,827)

Other comprehensive loss:
Foreign currency translation income (loss)	(4,124)	769

Comprehensive income (loss)	$3,902	$(23,058)

Net income (loss) per common share:
Basic	$0.11	$(0.59)
Diluted	$0.08	$(0.59)
Weighted average number of shares outstanding:
Basic	75,283,000	40,527,000
Diluted	104,493,000	40,527,000

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2016

(Dollars in Thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balances, December 31, 2015 (Revised - Note 1)	74,552,006	$75	$387,793	$(453,793)	$(5,988)	$(71,913)

Issuance of common stock for:
Vesting of restricted stock	259,698	-	-	-	-	-
Board of director fees	568,569	-	151	-	-	151
Officer bonus	115,385	-	30	-	-	30
Other stock-based compensation	-	-	3,638	-	-	3,638
Foreign currency translation loss	-	-	-	-	(4,124)	(4,124)
Net income	-	-	-	8,026	-	8,026

Balances, June 30, 2016	75,495,658	$75	$391,612	$(445,767)	$(10,112)	$(64,192)

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands)

	2016	(Note 1) (Revised) 2015

Cash Flows from Operating Activities:
Net income (loss)	$8,026	$(23,827)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,690	4,624
Deferred income tax benefit	(155)	(411)
Stock-based compensation	3,819	12,296
Issuance of common stock for services and cancellation of derivatives	-	9,218
Debt financing inducement expense	-	66,434
Warrant fair value adjustment	(33,583)	(80,261)
Derivative fair value adjustment	(409)	(60,254)
Loss on extinguishment and conversion of debt	8,571	70,356
Gain on extinguishment of warrants	(86)	(49,782)
Amortization of debt discount and issuance costs	1,070	22,628
Warrants issued for interest	-	24,445
Gain on troubled debt restructuring	(59)	-
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	1,156	926
Inventories	1,469	1,952
Prepaid expenses and other	836	860
Increase (decrease) in accounts payable and accrued expenses	(1,065)	(3,286)
Net cash used in operating activities	(5,720)	(4,082)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	-	454
Payments for property and equipment	(622)	(1,334)
Net cash used in operating activities	(622)	(880)

Cash Flows from Financing Activities:
Proceeds from debt financings	6,926	12,196
Principal payments under debt financings	(719)	(7,396)
Payments for debt issuance costs	-	(65)
Proceeds from exercise of stock options	-	22
Net cash provided by financing activities	6,207	4,757
Impact of changes in foreign exchange rates	75	(14)
Net decrease in cash and equivalents	(60)	(219)

Cash and Equivalents:
Beginning of period	690	2,099
End of period	$630	$1,880

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows, Continued

For the Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands)

	2016	(Note 1) (Revised) 2015

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$525	$28
Cash paid for income taxes	$-	$672

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Fair value of derivatives issued in debt and equity financings	$-	$155,582
Settlement and rollover of debt financings, accrued interest and prepayment penalties in new borrowings	$2,117	$42,077
Issuance of common stock for settlement of convertible note payable	$-	$1,294
Accrued liability for debt issuance costs	$-	$160

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

Our organization and operations, the accounting policies we follow and other information are contained in the footnotes to our consolidated financial statements filed as part of our Annual Report on Form 10-K for the year ended December 31, 2015. This quarterly report should be read in conjunction with such Form 10-K. Our financial condition as of June 30, 2016, and operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2016. The condensed consolidated balance sheet as of December 31, 2015 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes required by GAAP.

Change in Estimate. The Company periodically reviews the depreciation and amortization periods for long-lived assets to ensure that the service lives coincide with the periods over which the assets are expected to provide service benefits. During the first quarter of 2016, management determined that the amortization periods for identifiable intangible assets associated with the FIN reporting unit should be reduced. Accordingly, the amortization period for customer relationships was reduced from 10 years to 4 years, and the amortization period for trade names was reduced from 13 years to 10 years. For the three and six months ended June 30, 2016, the aggregate effect of this change in estimate resulted in a decrease to net income of $348 and $696 (net income per basic and diluted share of $0.00 and $0.01 for each period), respectively.

Revision of 2015 Statement of Operations. As discussed in Note 1 to the consolidated financial statements, included in the Company’s 2015 Annual Report on Form 10-K, during the fourth quarter of 2015 management discovered two errors, one of which affects the previously issued financial statements for the three and six months ended June 30, 2015. This reporting error relates to the issuance of a credit to a large customer of the Company’s wholly-owned subsidiary, FIN Electronic Cigarette Corporation, Inc., in June 2014 and resulted from the Company’s agreement to provide retroactive price concessions. In the previously issued balance sheet as of December 31, 2014, the Company did not account for the unsettled portion of this price concession through the recognition of a liability of $2,269 as of that date. The impact of this error to the Company’s previously reported results of operations for the three and six months ended June 30, 2015 was an understatement of net sales by $353 and $892, respectively.

Management has evaluated the effect of this error on the Company’s results of operations and determined that the impact is quantitatively and qualitatively immaterial to the Company’s previously reported results of operations for the three and six months ended June 30, 2015 and, therefore, the Company determined that an amendment to the previously filed Quarterly Reports on Form 10-Q was not necessary. Accordingly, under SEC Staff Accounting Bulletin No. 108, the Company has revised the previously issued financial statements for the three and six months ended June 30, 2015 included herein to correct this error.

In addition, the Company has reclassified certain expenses in the statement of operations for the three and six months ended June 30, 2015 to conform to the 2016 presentation, and are explained in the footnotes to the table below.

The following tables set forth the previously reported results of operations for the three and six months ended June 30, 2015, along with the adjustments discussed above to reconcile previously reported amounts to the revised amounts presented in the accompanying consolidated financial statements:

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised

Net sales (1)	$12,013	$353	$12,366	$23,104	$892	$23,996
Cost of goods sold	(5,778)	-	(5,778)	(11,051)	-	(11,051)
Gross profit	6,235	353	6,588	12,053	892	12,945

Operating expenses (2)	(13,922)	(5)	(13,927)	(36,617)	-	(36,617)
Loss from operations	(7,687)	348	(7,339)	(24,564)	892	(23,672)
Other income (expense)	50,666	5	50,671	289	-	289
Income before income taxes	42,979	353	43,332	(24,275)	892	(23,383)
Income tax expense	(195)	3	(192)	(444)	-	(444)

Net income (loss)	$42,784	$356	$43,140	$(24,719)	$892	$(23,827)

Net income (loss) per common share:
Basic	$0.69	$0.01	$0.70	$(0.61)	$0.02	$(0.59)
Diluted	$0.24	$0.00	$0.24	$(0.61)	$0.02	$(0.59)

(1)	Revision of $353 and $892 for the three and six months ended June 30, 2015, respectively, to previously reported net sales related to correction of the accounting for a retroactive price concession, as discussed above.
(2)	During the three months ended June 30, 2015, the Company reclassified interest expense from professional fees and other to interest expense for the first half of 2015. Revision of $5 to reflect interest expense solely for the three months ended June 30, 2015.

Correction of Immaterial Errors – Identifiable Intangible Assets and Income Taxes

We identified errors while preparing the second quarter of 2016 unaudited condensed consolidated financial statements related to identifiable intangible assets and income taxes dating back to March 31, 2015 and December 31, 2014, respectively. Management evaluated the materiality of the errors described above from a qualitative and quantitative perspective. Based on such evaluation, we concluded that, while the errors were significant to the six months ended June 30, 2016, the corrections would not be material to any individual prior period, nor did they have an effect on the trend of financial results, taking into account the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). Accordingly, we are correcting the errors in the December 31, 2015 consolidated balance sheet, the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2015, the unaudited condensed consolidated statement of changes in stockholders’ deficit for the six months ended June 30, 2016; there was no impact to the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2015, and cash flows for the six months ended June 30, 2015.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

The following table sets forth the previously reported balance sheet as of December 31, 2015, along with adjustments to reconcile previously reported amounts to the revised amounts presented in the accompanying consolidated financial statements:

		December 31, 2015
	Notes	As Previously Reported	Adjustments	As Revised

Accrued interest and other	1	$11,674	$1,402	$13,076

Deferred income taxes	1	4,318	(451)	3,867

Accumulated deficit	1,2	(454,352)	559	(453,793)

Accumulated other comprehensive loss	1,2	(4,478)	(1,510)	(5,988)

The following table sets forth the previously reported statement of operations and comprehensive income (loss) for the six months ended June 30, 2015 along with adjustments to reconcile previously reported amounts to the revised amounts presented in the accompanying consolidated financial statements:

		Six Months Ended June 30, 2015
		As Previously
	Notes	Reported	Adjustments	As Revised

Net loss		$(23,827)	$-	$(23,827)

Other comprehensive income (loss):
Foreign currency translation income (loss)	2	(4)	773	769

Comprehensive income (loss)		$(23,831)	$773	$(23,058)

(1)	Revision as of December 31, 2015 to increase current income taxes payable by $1,402, decrease deferred income taxes payable by $451, decrease accumulated deficit by $1,331 and increase accumulated other comprehensive loss by $2,282 resulting from corrections to the computation of UK income taxes.

(2)	Revision to increase customer relationships by $515 and trade names by $258 as of March 31, 2015 for foreign currency translation adjustments with a corresponding reduction to accumulated other comprehensive loss, and the subsequent impairment of those identifiable intangible assets during the fourth quarter ended December 31, 2015.

Reclassifications. Certain reclassifications have been made to prior period amounts and balances in order to conform to the current period presentation. These reclassifications had no impact on working capital, net loss, stockholders’ deficit or cash flows as previously reported.

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement—Extraordinary and Unusual Items”, that will simplify income statement classification by removing the concept of extraordinary items from GAAP. The separate disclosure of extraordinary items after income from continuing operations in the income statement is no longer permitted.

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

2.	LIQUIDITY AND GOING CONCERN

The Company is continuing efforts to recover from certain obstacles it has faced, including unanticipated difficulties in fully integrating four business combinations completed over a period of seven months in 2014 and the inability to use proceeds from a proposed but aborted public offering of the Company’s common stock during the fourth quarter of 2014. This required major restructuring and financing activities and, in response to those challenges, the Company completed certain actions to improve liquidity and operating results as reflected in the Company’s Annual Report on Form 10-K.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

The following is summary financial information as of June 30, 2016 and for the six months then ended:

June 30, 2016

Working capital deficit	$69,890
Accumulated deficit	445,767
Current maturities of debt financing (face amount):
Term loans	11,403
Convertible debt	19,457
Forbearance agreement	1,251
VIP promissory notes	2,700
Total current maturities of debt financing (face amount)	34,811
Accrued interest payable:
Term loans	4,225
Convertible debt	778
Forbearance agreement	133
VIP promissory notes	504
Total accrued interest payable	5,640

Six Months Ended June 30, 2016
Loss from operations	$10,807
Net cash used in operating activities	5,720

Over the past two fiscal years, the Company has relied on debt and equity financings to fund its 2014 acquisitions and negative operating cash flows. As of June 30, 2016, the Company had amortizing term loan payments of $1,267 per month commencing in October 2016, convertible debt of $19,457 that was to mature during the third quarter of 2016, a $1,251 forbearance agreement due in March 2017 and amortizing VIP promissory note payments of $300 per month commencing in October 2016. In addition, the Company was delinquent in making interest payments on its term loans and convertible debt.

To address these liquidity requirements, and as discussed in Note 14, Subsequent Events, the Company amended certain debt financing agreements that resulted in the following:

•	Deferral of the maturity date on $94,965 of debt financing to June 2020, including $74,257 of term loans, $19,457 of convertible debt and $1,251 under the forbearance agreement;
•	Reduction to the term loans, forbearance agreement and convertible debt interest rates from 12.0%, 14.0% and 8.0%, respectively, to 4.0%;
•	Elimination of amortizing payments on the term loans;
•	Use of shares of the Company’s common stock to pay interest on term loans due on a quarterly basis, and on convertible debt due on a monthly basis (holders of 84.7% of the amended term loans, the new term loan and the convertible debt elected to receive their interest in shares of the Company);
•	Entry into a fifth term loan for $4,000 on terms and conditions consistent with the four previous term loans, as amended;
•	Deferral of interest on the forbearance agreement; and
•	Payment of all outstanding accrued interest payable through the issuance of 30,676,704 shares of the Company’s common stock to Calm Waters Partnership (“Calm Waters”), with the remainder in cash.

As a result of these efforts, the Company has improved its financial condition. However, capital resources may not be sufficient to enable the execution of its global business plan in the near term. These, and other conditions, create ongoing substantial doubt about the Company’s ability to meet its financial obligations and continue operations in the normal course of business.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

Despite the actions taken to date, substantial doubt about the Company’s ability to continue as a going concern remains. These consolidated financial statements do not include any adjustments for the recoverability and valuation of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

3.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

Goodwill consists of the following by reporting unit as of June 30, 2016 and December 31, 2015:

Reporting Unit	2016	2015

FIN	$16,586	$16,586
VIP	9,594	10,606
Vapestick	11,272	12,460
GEC	8,071	8,071

Total	$45,523	$47,723

Goodwill decreased by $2,200 from December 31, 2015 and June 30, 2016 due to foreign exchange translation adjustments associated with the VIP and Vapestick acquisitions.

Identifiable Intangible Assets

Identifiable intangible assets consist of the following as of June 30, 2016 and December 31, 2015:

	2016			2015
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

Customer relationships	$29,252	$(15,492)	$13,760	$30,623	$(12,744)	$17,879
Trade names	18,787	(5,196)	13,591	19,808	(4,637)	15,171
Internet domains and websites	987	(216)	771	1,091	(184)	907
Non-compete agreements	420	(275)	145	420	(204)	216

Total	$49,446	$(21,179)	$28,267	$51,942	$(17,769)	$34,173

Amortization expense:
Three months ended June 30		$2,026			$2,078
Six months ended June 30		$4,051			$4,164

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of June 30, 2016 and December 31, 2015:

	2016	2015

Office furniture and equipment	$2,673	$2,376
Retail inventory displays	1,026	1,026
Leasehold improvements	167	183
Other	120	67
Total property and equipment	3,986	3,652
Less accumulated depreciation and amortization	(2,052)	(1,553)

Property and equipment, net	$1,934	$2,099

Depreciation and amortization expense:
Three months ended June 30	$331	$251
Six months ended June 30	$639	$460

5.	DEBT FINANCING

(a) Debt Summary

On July 8, 2016, the Company amended certain debt financing arrangements, terms and conditions of which are disclosed in Note 14, Subsequent Events. The Company’s debt financing arrangements as of June 30, 2016 and December 31, 2015 consist of the following:

			June 30, 2016				December
	Original Date of Financing	Maturity Date	Interest Rate	Principal	Unamortized Discount	Net Balance	31, 2015 Net Balance

Term loans:
April 2015 Term Loans	April 2015	April 2018	12.0%	$41,214	$(2,422)	$38,792	$38,027
June 2015 Term Loan	June 2015	April 2018	12.0%	6,000	-	6,000	6,000
October 2015 Term Loan	October 2015	April 2018	12.0%	18,000	-	18,000	18,000
January 2016 Term Loan (1)	October 2015	April 2018	12.0%	9,043	-	9,043	-

Total Term Loans				74,257	(2,422)	71,835	62,027
Forbearance Agreement (2)	September 2015	March 2017	14.0%	1,251	-	1,251	1,251
Convertible Debt (3)	January & February 2014	July & August 2016	8.0%	19,457	-	19,457	19,785
VIP Promissory Notes (4)	April 2014	December 2017	5.4%	7,130	-	7,130	7,400
Unsecured Note (5)	March 2015	March 2016	0.4%	-	-	-	450

Total				$102,095	$(2,422)	99,673	90,913
Less current maturities						(33,359)	(22,942)

Long-term						$66,314	$67,971

As of June 30, 2016, Calm Waters Partnership (“Calm Waters”) is the holder of $77,543 of the Company’s debt, including $35,000 of the April 2015 Term Loans, all of the June 2015, October 2015 and January 2016 Term Loans, all of the Forbearance Agreement and $8,249 of the Convertible Debt, representing 76% of the outstanding balance.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

(1)          Credit Agreements. In January 2016, the Company and Calm Waters entered into an amendment that provided for an additional term loan of $9,043 with terms and conditions the same as those provided in the April 2015, June 2015 and October 2015 Term Loans (the “January 2016 Term Loan”).

The January 2016 Term Loan proceeds were used for (i) payment of $5,300 to settle patent infringement litigation and other legal settlements, (ii) repayment of convertible debt of $351 and delinquent accrued interest of $1,735 due Calm Waters, (iii) settlement of delinquent trade payables and costs of the financings for $650, (iv) repayment of $270 of principal on the VIP Promissory Notes, and (v) the remaining $737 was available for working capital and other general corporate purposes. For the period from October 2016 through March 2018, the Company is required to make monthly principal payments of $1,267 under the April 2015, June 2015, October 2015 and January 2016 Term Loans.

As of June 30, 2016, the Company was delinquent in making an aggregate of $4,225 of interest payments due on the term loans, of which $4,039 was payable to Calm Waters.

(2)          Forbearance Agreement. As of June 30, 2016, $133 of accrued interest was payable to Calm Waters.

(3)          Convertible Debt. As of June 30, 2016, the Company was delinquent in making an aggregate of $778 of interest payments due on the convertible debt agreements, of which $330 was payable to Calm Waters.

(4)          VIP Promissory Notes. The Company made a principal payment of $270 in January 2016 as a concession to obtain the January 2016 Term Loan discussed above, resulting in an outstanding principal balance of $7,130 as of June 30, 2016.

(5)          Unsecured Note. The Unsecured Note was due March 1, 2016 and was paid off at maturity.

(b) Future Maturities under Debt Financing Agreements

Based on debt agreements in effect as of June 30, 2016, the future principal payment requirements are shown below:

Year ending June 30,

2017	$34,811
2018	67,284

Total	$102,095

(c) Interest Expense

Interest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015(2)	2016	2015

Interest at stated rate of debt agreement	$2,784	$1,913	$5,487	$3,885
Amortization of discount on debt issuance (1)	383	12,148	787	22,628
Interest related to warrant issuance and other	-	-	-	26,705
Amortization of debt issuance costs	142	-	283	-

Total	$3,309	$14,061	$6,557	$53,218

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

(1)          Except for the debt financing inducements, at the date of a financing the fair value of Common Stock purchase warrants and compound embedded derivatives associated with debt conversion features are calculated and recorded as a debt discount. Such debt discounts are amortized to interest expense using the effective interest method over the remaining terms. If the holder of a convertible note elects to convert prior to the maturity date, the unamortized discount on the conversion date is charged to interest expense.

(2)         See Note 1, Basis of Presentation, Revision of 2015 Statement of Operations.

6.	WARRANTS AND EMBEDDED DERIVATIVES

The following table summarizes the Company’s liability under warrant and compound embedded derivative agreements:

	June 30, 2016		December 31, 2015
	Number of Shares (2)	Liability (2)	Number of Shares	Liability

Warrants	350,229,486	$29,400	305,068,558	$54,412
Embedded derivatives in convertible debt (1)	26,386,904	-	28,068,159	496

Total	376,616,390	29,400	333,136,717	54,908
Less current portion		(29,400)		(54,908)

Long-term		$-		$-

(1)          The convertible debt instruments contain features that permit the holders to elect conversion of the debt to shares of the Company’s common stock. The Company bifurcates the conversion features from the related debt instruments and accounts for each component at its estimated fair value with updated valuations performed at the end of each calendar quarter.

(2)          As of June 30, 2016, there were 75,495,658 common shares issued and outstanding. The Company would need to issue an additional 433,544,696 common shares to accommodate in their entirety the exercise of warrants, conversion of debt, exercise of stock options and vesting of restricted stock. Existing shares and shares issued for all common stock equivalents could aggregate total outstanding shares of 509,040,354; as the Company has 300,000,000 common shares authorized, this could result in a deficiency of 209,040,354 shares.

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

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

Fair Value of Warrant Liability

The following table summarizes the terms and fair value of the Company’s liability related to warrants outstanding:

				June 30, 2016		December 31, 2015
Year of Issuance	Year of Expiration	Exercise Price		Number of Shares	Fair Value of Liability (2)	Number of Shares	Fair Value of Liability (2)

2015	2022	$0.45		246,198,582	$21,642	246,198,582	$45,718
2016	2023	0.25		45,214,775	4,914	-	-
2015	2020	1.01		14,860,382	472	14,860,382	1,491
2014	2019	0.45		10,969,265	568	10,969,265	1,887
2014	2019	1.01		13,185,185	367	13,185,185	1,859
2015	2020	0.21		5,995,453	664	5,995,453	1,270
2014	2019	0.37		6,666,669	414	6,666,669	1,171
2015	2020	0.45		3,842,653	222	3,842,653	552
2013	2018	0.75		2,006,667	67	2,006,667	299
2013	2019	0.75		1,000,000	51	1,000,000	114
2014	2019	0.21		248,236	19	248,236	50
2015	2016	0.75		41,026	-	66,667	1
2014	2016	1.49		593	-	28,799	-
Total		$0.43	(1)	350,229,486	$29,400	305,068,558	$54,412

(1)	Represents the weighted average exercise price.
(2)	Please refer to Note 13, Fair Value Measurements, for additional information about methodologies used to determine the fair value of warrants.

The Company has issued the following warrants to Calm Waters, which constitute 84% of the total outstanding warrants as of June 30, 2016:

Year of Issuance	Year of Expiration	Exercise Price	Number of Shares

2015	2022	$0.45	226,252,838
2016	2023	0.25	45,214,775
2014	2019	1.01	9,443,678
2015	2020	1.01	7,387,655
2015	2020	0.21	5,995,453

Total			294,294,399

As a condition of the warrant agreements, Calm Waters was not permitted to own more than 4.99% of the Company’s common stock (the “Beneficial Ownership Threshold”) upon exercise of outstanding warrants. Upon 61 days’ notice, Calm Waters was permitted to increase or decrease the Beneficial Ownership Threshold, but never increase the Beneficial Ownership Threshold in excess of 9.99%.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

The following table summarizes changes in the Company’s outstanding warrants and the related liability for the six months ended June 30, 2016:

	Number of Warrants	Warrant Liability

Balance, beginning of period	305,068,558	$54,412
Issuance of warrants with January 2016 Term Loan	45,214,775	8,571
Expirations	(53,847)	-
Periodic fair value adjustments	-	(33,583)

Balance, end of period	350,229,486	$29,400

Fair Value of Embedded Derivatives for Convertible Debt

As of June 30, 2016, the following presents the conversion prices, number of shares issuable, and the fair value of the Company’s liability under compound embedded derivative agreements:

	Date of Financing	Principal Balance	Conversion Price	Shares Issuable	Derivative Liability

Senior Secured Notes:
Former 15% Notes	January 2014	$6,857	$0.75	9,142,460	$-
Former 15% Notes	February 2014	12,100	0.75	16,133,333	-
Former 15% Notes	February 2014	500	0.45	1,111,111	-

Total convertible debt		$19,457		26,386,904	$-

Subsequent Event

As disclosed in Note 14, Subsequent Events, the Company amended certain debt financing arrangements. In connection therewith, existing warrant agreements with Calm Waters were amended to eliminate the Beneficial Ownership Threshold, and Calm Waters was granted additional warrants to purchase 49,088,030 shares of common stock at $0.145 per share, 28,000,000 of which were associated with the new fifth term loan, and 21,088,030 of which were associated with the acquisition by Calm Waters of certain term loans and convertible debt from existing holders. Subsequent to June 30, 2016, and after issuance of shares for payment of accrued but unpaid interest, Calm Waters is the direct beneficial owner of 29.4% of the Company’s common stock.

7.	OTHER INFORMATION

Foreign Sales

The Company generated approximately $8,456 and $9,408 of foreign sales during the three months and $16,493 and $18,528 for the six months ended June 30, 2016 and 2015, respectively. The concentration of foreign sales during 2016 were impacted by the declining value of the Great Britain Pound, which resulted in a decrease to net sales of $569 and $1,024 for the three and six months ended June 30, 2016, respectively.

Concentration of Suppliers

The Company purchases the majority of its inventories from two suppliers that are located in foreign countries. If the Company no longer had access to these suppliers, management believes the Company has identified existing suppliers or could locate alternative suppliers. In light of existing inventory levels and the access to alternative suppliers, management believes there would not be temporary shortages of inventories during a transition to new suppliers.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

Disclosures Related to Statements of Operations

Presented below are certain expenses included in the accompanying statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Marketing and selling expenses:
Advertising	$1,031	$1,093	$2,775	$3,114
Rent expense	1,059	848	2,093	1,411
Other	242	350	347	1,790

Total	$2,332	$2,291	$5,215	$6,315

8.	RELATED PARTY TRANSACTIONS

Certain marketing and logistics support services are provided by entities controlled by a key employee of the Company’s GEC division that was acquired from Hardwire Interactive, Inc. These services were provided prior to the Company’s 2014 acquisition of GEC and have continued under the Company’s ownership. These arrangements may be discontinued by either party at any time, and the total services provided amounted to $284 and $386 for the three months and $577 and $816 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, accounts payable to this related party amounted to $249 and $49, respectively.

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

In January 2015, the Company’s Chief Executive Officer purchased $195 principal amount of January 2014 15% Convertible Notes, which were purchased from another note holder, as well as warrants to purchase 260,608 shares of the Company’s common stock at an exercise price of $1.01, which were issued in conjunction with the note purchase. The 15% Convertible Notes and warrants were subject to the amendments discussed in Note 14, Subsequent Events.

9.	STOCK-BASED COMPENSATION

Stock Options

In addition to options granted under shareholder-approved stock option plans, the Company has granted options outside of these plans for a total of 49,379,162 shares as of June 30, 2016. Since these options were not issued pursuant to a shareholder approved stock option plan, they are non-qualified stock options for income tax purposes. Total stock-based compensation related to stock options was approximately $2,924 and $2,418 for the three months, and $3,364 and $12,296 for the six months ended June 30, 2016 and 2015, respectively.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

The following table summarizes share activity and the weighted average exercise prices related to stock options outstanding for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Shares	Weighted Average Price	Shares	Weighted Average Price

Outstanding, beginning of period	26,547,399	$1.09	540,000	$26.10
Granted	56,317,673	0.16	31,596,317	0.60
Forfeited	(31,614,067)	0.56	(1,340,000)	0.80

Outstanding, end of period	51,251,005	$0.40	30,796,317	$1.04

Exercisable, end of period	39,689,916	$0.47	22,155,528	$1.26

The weighted average fair value for stock options granted for the six months ended June 30, 2016 and 2015 was $0.10 and $0.55 per share, respectively. In estimating the fair value of options, the Company used the Black-Scholes option-pricing model based upon the closing price of the Company’s stock on the date of grant and the following weighted average assumptions for the six months ended June 30, 2016 and 2015:

	2016	2015

Expected lives (in years)	5.3	5.3
Risk-free interest rate	1.3%	1.5%
Expected volatility	83.0%	140.0%
Expected forfeiture rate	8.0%	8.0%
Expected dividend yield	0.0%	0.0%

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

Stock-based compensation expense is recognized over the vesting period of stock options and restricted stock awards. For a single award with a graded vesting schedule and only service conditions, the Company recognizes compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was in substance multiple awards. For stock options granted through June 30, 2016, unrecognized stock compensation expense amounted to $1,336 which will be charged to expense over the remaining vesting periods of the options, which is a weighted average period of 1.93 years as of June 30, 2016. As of June 30, 2016, the aggregate intrinsic value of all outstanding stock options amounted to $0 based on the closing stock price of $0.16 per share on June 30, 2016. The following table summarizes information about stock options outstanding as of June 30, 2016:

Outstanding Options					Vested Options
Exercise Price
Low	High	Weighted Average	Remaining Contractual Term	Number of Shares	Weighted Average Price	Number of Shares
$0.16	$0.16	$0.16	10.0	31,014,067	$0.16	23,352,647
0.16	0.16	0.16	10.0	19,103,606	0.16	15,203,937
0.37	77.25	11.09	6.0	1,133,332	11.09	1,133,332

$0.16	$77.25	$0.40	9.9	51,251,005	$0.47	39,689,916

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

Restricted Stock

The fair value of the restricted stock grants is based upon the closing price of the Company’s stock on the date of grant. The following table summarizes share activity, the weighted average fair value per share, and the change in unrecognized compensation related to restricted stock grants outstanding:

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Number of Shares	Weighted Average Fair Value Per Share	Unrecognized Compensation	Number of Shares	Weighted Average Fair Value Per Share	Unrecognized Compensation
Unvested shares, beginning of period	2,596,999	$0.64	$1,177	66,667	$5.85	$1,445
Shares granted	3,340,000	0.16	534	2,963,665	0.65	1,646
Compensation recognized	-	-	(273)	-	-	(1,364)
Forfeited	-	-	-	(44,444)	5.85	-
Shares vested	(259,698)	0.64	-	(22,223)	5.85	-

Unvested shares, end of period	5,677,301	$0.36	$1,438	2,963,665	$0.65	$1,727

Unrecognized compensation expense of $1,438 related to restricted stock will be recognized over the vesting period set forth in the restricted stock agreements, which extends through June 2019.  The aggregate intrinsic value of unvested restricted stock was $908 based on the closing price of $0.16 for the Company’s common stock on June 30, 2016.

10.	INCOME TAXES

The Company is subject to federal and state income taxes in the United States. Additionally, as a result of business combinations completed in 2014, the Company has been subject to foreign income taxes in the United Kingdom (“U.K.”) since the date of the acquisitions.

The Company recognized income tax expense of $237 and $5 for the three months, and $237 and $8 for the six months ended June 30, 2016 and 2015, respectively, for operations in the U.S. A valuation allowance has been provided for all the U.S.-based net deferred tax assets, including the Federal tax net operating losses and foreign tax credits, since the “more likely than not” realization criteria was not met as of June 30, 2016 and 2015.

The Company recognized U.K. based income tax benefit of $318 and expense of $187 for the three months, and benefit of $126 and expense of $436 for the six months ended June 30, 2016 and 2015, respectively. Accordingly, most of the Company’s income tax expense is associated with foreign income taxes on U.K. earnings. As of June 30, 2016, gross unrecognized tax benefits are immaterial and there was no change in such benefits during the six months ended June 30, 2016. The Company does not expect a significant increase or decrease to the uncertain tax positions within the next twelve months.

11.	NET INCOME (LOSS) PER SHARE

Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding warrants, stock options, shares issuable under convertible debt and unvested restricted stock using the as-converted and treasury stock methods. During periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted net loss per share.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

The following table sets for the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015(1)	2016	2015

Net income (loss)	$28,458	$43,140	$8,026	$(23,827)
Interest expense on convertible debt	389	-	778	-
	$28,847	$43,140	$8,804	$(23,827)
Weighted average common shares outstanding:

Basic	75,454,000	61,696,000	75,283,000	40,527,000
Dilutive effect of warrants, stock options, convertible debt and unvested restricted stock	29,424,000	118,557,000	29,210,000	-

Diluted	104,878,000	180,253,000	104,493,000	40,527,000

Net income (loss) per share:
Basic	$0.38	$0.70	$0.11	$(0.59)
Diluted	$0.28	$0.24	$0.08	$(0.59)

Anti-dilutive common stock equivalents:

Warrants	28,074,366	28,074,366	344,234,033	157,663,454
Stock options	18,380,569	18,380,569	1,133,332	30,796,317
Convertible debt	-	37,735,502	-	37,735,502
Unvested restricted stock	-	-	-	2,963,665

Total	46,454,935	84,190,437	345,367,365	229,158,938

(1)	See Note 1, Basis of Presentation, Revision 2015 Statement of Operations.

12.	COMMITMENTS AND CONTINGENCIES

Operating Leases

As of June 30, 2016, future minimum lease payments are as follows:

Year ending June 30,

2017	$857
2018	500
2019	306
2020	171
2021	11

Total	$1,845

For leases that provide for an abated rent period, the value of this inducement is being reflected as a reduction to rent expense over the term of the lease.

Royalties

On January 5, 2016, the Company reached a settlement to resolve a lawsuit that was filed in June 2012. During the fourth quarter of 2015, the Company recognized a charge for damages incurred under the settlement. Under the terms of the settlement, the Company was granted a non-exclusive license under the patents asserted in the litigation and certain other e-vapor technology related patents in exchange for an ongoing royalty based on net sales of certain products. Total royalties of $458 and $897 were incurred during the three and six months ended June 30, 2016 and are included in cost of goods sold in the accompanying statement of operations.

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

The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value as of June 30, 2016 and December 31, 2015, because of the relatively short maturities of these instruments. The estimated fair values for financial instruments presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying values of certain borrowings approximate fair value because the underlying instruments are fixed-rate notes based on current market rates and current maturities.

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

Level 1	Quoted prices for identical assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.
Level 2	Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data. Level 2 also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data.
Level 3	Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for nonbinding single dealer quotes not corroborated by observable market data.

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

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

The following is a description of the valuation methodologies used for complex financial instruments measured at fair value:

Warrant Valuation Methodologies

The Black Scholes model was used to compute the fair value of outstanding warrants. Key inputs into the valuation models include a risk-free interest rate and an expected stock price volatility. Significant assumptions include the following:

	June 30, 2016	December 31, 2015

Risk-free interest rate	0.92% - 1.94%	0.01% - 1.75%
Historical volatility	83.3% - 93.2%	90.4% - 129.7%
Weighted average term	5.57	6.82
Expected dividend yield	0.00%	0.00%

The risk-free interest rate is based on the yield of U.S. Treasury Bonds over the expected term. The expected share price volatility is based on historical common stock prices for the Company and comparable publicly-traded companies over a period commensurate with the expected term of the warrant. As these assumptions are revised in the future, significant adjustments to future valuation of warrants may result.

Recurring Fair Value Measurements

The Company does not have any recurring measurements of the fair value of assets. Recurring measurements of the fair value of liabilities are summarized as follows:

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$29,400	$29,400	$-	$-	$54,412	$54,412
Derivative liability	-	-	-	-	-	-	496	496

Total	$-	$-	$29,400	$29,400	$-	$-	$54,908	$54,908

The Company did not make any transfers in or out of level 3 for the six months ended June 30, 2016. The following table presents a reconciliation of changes in liabilities measured at fair value on a recurring basis for the six months ended June 30, 2016:

	Warrants	Derivatives	Total

Fair value of liability, beginning of period	$54,412	$496	54,908
Issuances of new instruments and other	8,571	(1)	8,570
Total net losses (gains) included in:
Fair value adjustments included in net income (loss)	(33,583)	(409)	(33,992)
Extinguishments through cancellations	-	(86)	(86)

Fair value of liability, end of period	$29,400	$-	29,400

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

14.	SUBSEQUENT EVENTS

On July 8, 2016, the Company entered into amendments to certain debt financing arrangements constituting 93% of the outstanding debt as of June 30, 2016. The following is a summary of certain provisions of those amendments:

	Maturity		Interest Rate
	Original	Amended	Original	Amended	Principal

Credit Agreements:
April 2015 Term Loans	April 2018	June 2020	12.0%	4.0%	$41,214
June 2015 Term Loan	April 2018	June 2020	12.0%	4.0%	6,000
October 2015 Term Loan	April 2018	June 2020	12.0%	4.0%	18,000
January 2016 Term Loan	April 2018	June 2020	12.0%	4.0%	9,043

Total Term Loans					74,257
Forbearance Agreement	March 2017	June 2020	14.0%	4.0%	1,251
Convertible Debt	July & August 2016	June 2020	8.0%	4.0%	19,457

Total					$94,965

The Company also entered into a fifth term loan for $4,000 on terms and conditions consistent with those provided by the first four amended term loans. Proceeds from the fifth term loan are planned for working capital purposes. After consummation of the fifth term loan, the aggregate of new loans and loans amended of $98,965 also constitute 93% of the outstanding debt of $106,095.

Warrants previously issued to Calm Waters to acquire common stock were amended as follows:

		Exercise Price
Year of Issuance	Year of Expiration	Original	Amended	Number of Shares

Convertible Debt

2015	2022	$0.45	$0.145	3,842,653
2015	2020	1.01	0.145	7,387,655

				11,230,308

Term Loans

2015	2022	0.45	0.145	222,410,185
2016	2023	0.25	0.145	45,214,775
2014	2019	1.01	0.145	9,443,678
2015	2020	0.21	0.145	5,995,453

				283,064,091

Total				294,294,399

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

Warrants previously issued to Convertible Debt and Term Loan holders, excluding those issued to Calm Waters and included above, were amended as follows:

		Exercise Price
Year of Issuance	Year of Expiration	Original	Amended	Number of Shares

Convertible Debt

2014	2019	$1.01	$0.145	4,543,212
2015	2020	1.01	0.145	977,278
2014	2019	0.45	0.145	1,111,111

				6,631,601

Term Loans

2015	2022	0.45	0.145	23,022,782

				29,654,383

The amendments to the Term Loans provide for (i) the elimination of amortizing payments and (ii) the use of shares of the Company’s common stock to pay interest on a quarterly basis at the election of the lender. Shares issued to pay interest shall be included in the securities subject to the Registration Rights Agreement entered into on April 27, 2015. Upon execution of the amendments, the Company issued 30,676,704 shares of common stock to Calm Waters to pay accrued but unpaid interest owing on the Term Loans and Convertible Debt, with the remainder of accrued but unpaid interest paid in cash. The Company also granted Calm Waters additional warrants to purchase 49,088,030 shares of common stock at $0.145 per share, 28,000,000 of which were associated with the new fifth term loan, and 21,088,030 of which were associated with the acquisition by Calm Waters of certain Term Loans and Convertible Debt from existing holders.

The amendment to the Convertible Debt also provides for the use of shares of the Company’s common stock to pay interest that is due on a monthly basis at the election of the lender. In addition, the Convertible Debt is no longer subordinate to the Term Loans. Holders of 84.7% of the amended term loans, the new term loan and the convertible debt elected to receive their interest in shares of the Company.

Based on debt agreements in effect subsequent to the amendments, the future principal payment requirements are shown below:

Year ending December 31,

2016	$900
2017	6,230
2018	-
2019	-
2020	98,965

Total	$106,095

On June 30, 2016, the Company terminated options to acquire 31,014,067 shares of common stock and contemporaneously issued options to acquire 50,117,673 shares of common stock to certain key employees and directors.

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

Cautionary Note Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although we believe that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Overview

We are an independent marketer and distributor of vaping products and E-cigarettes. Our objective is to become a leader in the rapidly growing, global E-cigarette segment of the broader nicotine related products industry which includes traditional tobacco. E-cigarettes are battery-powered products that simulate tobacco smoking through inhalation of nicotine vapor without the fire, flame, tobacco, tar, carbon monoxide, ash, stub, smell and other chemicals found in traditional combustible cigarettes. The growth in the global E-cigarette market is forecast to come at the expense of traditional tobacco, and not from new smokers entering the category. Numerous research studies and publications have recognized that E-cigarettes are a preferred method for smokers to quit, and the most effective.

We accommodate the various product preferences of E-cigarette users by offering a comprehensive set of products, including disposables, rechargeables, tanks, starter kits, E-liquids, open and closed-end vaping systems and accessories. Our products consist of durable components and nicotine liquids that undergo rigorous quality testing during production. Our global brand portfolio includes the VIP, FIN, VAPESTICK, VICTORIA and other brands. We believe that this combination of product breadth and quality, combined with our effective brand strategy, resonates strongly with adult consumers who associate our products with ease of use, quality, reliability and great taste.

The previous focus of “striving to offer our product to every point of distribution where traditional cigarettes are available” has been altered over the last year. In fact, ECIG has been paring back retail distribution and focusing on accounts where profitable, long-term, strategic partnerships can be developed. Our goal is to become the most profitable independent E-cigarette company in the world, delivering profitable growth to enhance shareholder value. We expect to achieve this goal by focusing on six primary strategic drivers:

•	Establish VIP as the # 1 premium global brand in the segment, measured by net revenue;
•	Utilize the FIN and Vapestick brands as the traditional retail brands;
•	Expand profitably into non-traditional channels and new markets through distribution partnerships;
•	Strengthen the organizational talent base;
•	Become a low-cost provider; and
•	Continue to improve working capital.

Results of Operations

Foreign Exchange Movements

Due to the international aspect of our business, our net sales and expenses are affected by foreign currency exchange movements. Our primary exposures to foreign exchange rates are the Great Britain Pound and Euro against the U.S. dollar. The financial results of our foreign operations are translated to U.S. dollars for consolidation purposes. The functional currency of our foreign subsidiaries is generally the local currency of the country of domicile. Accordingly, income and expense items are translated at the average rates prevailing during each reporting period and initially reported as a component of other comprehensive loss. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized in our operating results as transaction gains and losses. The average Great Britain Pound to U.S. dollar foreign exchange rate decreased from 1.53237 for the three months ended June 30, 2015 to 1.43570 for the three months ended June 30, 2016. The average Great Britain Pound to U.S. dollar foreign exchange rate decreased from 1.52332 for the six months ended June 30, 2015 to 1.43423 for the six months ended June 30, 2016.

Risks Related to Government Regulation

As discussed in Part II, Item 1A, Risk Factors, Risks Related to Government Regulation, the FDA recently issued final rules, some of which became effective on August 8, 2016 and others that will be phased in during future periods. We cannot predict the impact that these new regulations will have on our company and what additional restrictions the FDA may subsequently impose. In this regard, total compliance and related costs are not possible to predict. The costs of compliance by us and our suppliers will likely result in higher costs to purchase the products we sell. To the extent it is not possible to pass increased costs on to customers, our financial results will likely deteriorate. Additionally, if we are unable to secure FDA approval to continue selling our existing products and any new products we would like to introduce, our net sales will be adversely impacted. The ultimate outcome of these matters could have a material adverse effect on our business, results of operations and financial condition. However, with approximately 70% of our 2016 net sales derived from products sold in the U.K., we will likely be impacted by the new regulations to a lesser extent than our competitors with a higher concentration of sales in the United States.

Comparison of the Three Months Ended June 30, 2016 and 2015 (dollars in thousands)

	2016	(Revised)(1) 2015	Impact to Results of Operations	Percentage Change in Component

Net sales	$11,755	$12,366	$(611)	(4.9)%
Cost of goods sold	5,172	5,778	606	(10.5)%

Gross profit	6,583	6,588	(5)	(0.1)%
Gross profit percentage	56%	53%		3.0%
Operating expenses:
Selling, general and administrative:
Compensation and benefits:
Salaries, wages and benefits	2,577	2,736	159	(5.8)%
Stock-based compensation	3,069	2,418	(651)	26.9%
Professional fees and administrative	2,432	3,503	1,071	(30.6)%
Marketing and selling	2,332	2,291	(41)	1.8%
Depreciation and amortization	2,357	2,328	(29)	1.2%
Severance	18	651	633	(97.2)%

Total operating expenses	12,785	13,927	1,142	(8.2)%

Loss from operations	(6,202)	(7,339)	1,137	(15.5)%

Other income (expense):
Warrant fair value adjustment	37,799	87,251	(49,452)	(56.7)%
Derivative fair value adjustment	154	30,327	(30,173)	(99.5)%
Loss on extinguishment of debt	-	(70,228)	70,228	(100.0)%
Gain on extinguishment of warrants	-	17,382	(17,382)	(100.0)%
Interest expense	(3,309)	(14,061)	10,752	(76.5)%
Settlement of litigation and disputes	(65)	-	(65)	-

Total other income (expense)	34,579	50,671	(16,092)	(31.8)%

Income before income taxes	28,377	43,332	(14,955)	(34.5)%

Income tax benefit (expense)	81	(192)	273	-

Net income	$28,458	$43,140	$(14,682)	(34.0)%

(1)          See Note 1, Basis of Presentation, Revision of 2015 Statement of Operations, to the Unaudited Condensed Consolidated Financial Statements.

Net Sales

Approximately 72% and 76% of net sales for the three months ended June 30, 2016 and 2015, respectively, were transacted in the Great Britain Pound currency and translated into the U.S. dollar functional currency. Due to the concentration of business in the U.K., lower foreign exchange rates accounted for an overall reduction of $0.6 million in net sales for the three months ended June 30, 2016.

The decrease in net sales was primarily due to a decrease to the FIN reporting unit of $0.7 million and a decrease to the Vapestick reporting unit of $0.5 million. The decrease was offset by an increase to the GEC reporting unit of $0.6 million and the VIP reporting unit of $0.1 million. The net decrease in net sales from the combined U.K. businesses of Vapestick and VIP was $0.4 million; excluding the $0.6 million reduction related to lower foreign exchange rates, the combined U.K. businesses net sales would have increased $0.2 million.

Cost of Goods Sold

The decrease in cost of goods sold was primarily attributable to a decrease to the FIN reporting unit of $0.8 million and to the Vapestick reporting unit of $0.1 million primarily associated with lower net sales, and a decrease to the GEC reporting unit of $0.2 million primarily associated with efforts to improve margins, offset by an increase to the VIP reporting unit of $0.6 million associated with slightly higher net sales.

The estimated impact of lower foreign exchange rates in 2016 was a contributing factor in the changes discussed above for our VIP and Vapestick reporting units. This reduction in foreign exchange rates accounted for an overall reduction of $0.3 million in our 2016 cost of goods sold due to the concentration of business in the U.K.

In January 2016, we settled ongoing patent infringement litigation. In connection with the settlement, we were granted a non-exclusive license under the patents asserted in the litigation and certain other e-vapor technology related patents in exchange for an ongoing royalty based on net sales of certain products. For the three months ended June 30, 2016, our cost of goods sold includes royalties based on the sale of products that are subject to the license agreement.

Gross profit

Despite the increased cost associated with the royalty payments, the gross profit percentage increased to 56% from 53% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Selling, General and Administrative Expenses

Compensation and Benefits

In addition to salaries, wages and benefits, we also incur non-cash stock-based compensation expenses. While our mix of personnel has changed significantly over the past year, the total cost incurred for salaries, wages and benefits has declined slightly.

During the second quarter of 2016, the increase in stock-based compensation was primarily due to expense related to the grant of options for 24.7 million shares, net of terminated options for 31.6 million shares, primarily in connection with the amendment to certain debt financing arrangements. During the second quarter of 2015, stock-based compensation was primarily related to the grant of options for approximately 12.4 million shares. As of June 30, 2016, stock-based compensation expense related to unvested stock options and restricted stock of $2.8 million is expected to be recognized in future periods as the options and restricted stock continue to vest.

Professional Fees and Administrative Expenses

Presented below are the major components of professional fees and other administrative expenses for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	2016	2015	Impact to Results of Operations	Percentage Change in Component

Professional fees:
Auditing, accounting and tax	$164	$949	$785	(82.7)%
Financings, contracts and litigation	540	952	412	(43.3)%
Administrative expenses	1,728	1,602	(126)	7.9%

Total	$2,432	$3,503	$1,071	(30.6)%

During the second quarter of 2015, we experienced inefficiencies with changes in personnel and independent auditors combined with a significant increase in the complexity of technical accounting and financial reporting services. Beginning in June 2015, we revised our personnel structure and changed our professional services providers, which was primarily responsible for the reduction in professional fees related to auditing, accounting and tax services for the three months ended June 30, 2016.

During the three months ended June 30, 2016, we incurred costs related to the settlement of our patent infringement case, legal fees associated with an amendment to our debt financing arrangements, and other general corporate matters. During the three months ended June 30, 2015, we incurred substantial costs related to restructuring of numerous debt agreements.

Marketing and Selling Expenses

During 2015, we made significant modifications to our mix of spending to focus more resources on kiosk rentals which we believe will be more effective at increasing net sales. Accordingly, we had an increase of $0.2 million from kiosk rentals due to an increase in the number of kiosks for the three months ended June 30, 2016 compared to the comparable period in 2015. This increase was offset by the effects of (i) a reduction in advertising expense of $0.1 million, and (ii) a $0.1 million reduction in other marketing and selling expenses as we eliminated less effective strategies.

Warrant and Derivative Fair Value Adjustment

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

During the three months ended June 30, 2016, our stock price decreased to $0.16 per share from $0.28 per share and there was no change to the number of warrants subject to valuation. During the three months ended June 30, 2015, our stock price decreased to $0.29 per share from $0.90 per share and the number of warrants subject to valuation increased by approximately 126 million shares. Consequently, for the three months ended June 30, 2016 and 2015, this resulted in gains of $37.8 million and $87.3 million, respectively.

Our derivative liabilities are associated with convertible debt that was due to mature during the third quarter of 2016. Because our stock price was substantially lower than the conversion prices, as we approached the maturity date, the value of the derivative liability decreased, which resulted in gains of $0.2 million and $30.3 million for the three months ended June 30, 2016 and 2015, respectively.

Loss on Extinguishment of Debt

When debt is modified, restructured, refinanced or repaid with the same lender before the scheduled maturity date, gains and losses may result if the cash and other consideration exchanged by us is less than or greater than the carrying value of the debt. Careful consideration is required to determine whether each transaction is a modification or an extinguishment since the accounting recognition requirements are substantially different depending on this determination. Additionally, certain of our debt financing agreements provide for penalties if the loans are paid off before maturity and such penalties would also be a factor in determining any gain or loss on extinguishment. For the three months ended June 30, 2016, there was no gain or loss on extinguishment of debt. For the three months ended June 30, 2015, we recognized a loss on extinguishment of debt of $70.2 million, which resulted because the cash and other consideration exchanged to retire debt was greater than the related carrying value of the debt.

Gain on Extinguishment of Warrants

We may enter into negotiations with warrant holders to extinguish warrant agreements whereby gains and losses may result if the cash and other consideration exchanged is less than or greater than the fair value of the warrants on the date of the extinguishment. For the three months ended June 30, 2016, there was no gain on extinguishment of warrants; for the three months ended June 30, 2015, we recognized a gain on extinguishment of warrants of $17.4 million because the cash and other consideration exchanged to extinguish the warrants was less than the fair value of the warrants on the date of extinguishment.

Interest Expense

The decrease in interest expense for the three months ended June 30, 2016 was primarily attributable to a reduction in debt discount amortization of $11.8 million, offset by higher interest expense at the stated rate of the debt instruments of $0.9 million, resulting from an increase in borrowings to $102.1 million as of June 30, 2016 from $82.3 million as of June 30, 2015.

Income Tax Expense

For the three months ended June 30, 2016 and 2015, we recognized income tax benefit of $0.1 million and expense of $0.2 million, respectively, comprised of deferred income tax expense of $0.0 million, and current income tax benefit of $0.1 million for 2016, and current tax expense of $0.4 million, offset by deferred income tax benefit of $0.2 million for 2015, related primarily to our U.K businesses.

Comparison of the Six Months Ended June 30, 2016 and 2015 (dollars in thousands)

	2016	(Revised) (1) 2015	Impact to Results of Operations	Percentage Change in Component

Net sales	$23,473	$23,996	$(523)	(2.2)%
Cost of goods sold	10,241	11,051	810	(7.3)%

Gross profit	13,232	12,945	287	2.2%
Gross profit percentage	56%	54%		2.0%
Operating expenses:
Selling, general and administrative:
Compensation and benefits:
Salaries, wages and benefits	5,080	5,221	141	(2.7)%
Stock-based compensation	3,819	12,296	8,477	(68.9)%
Professional fees and administrative	5,189	7,510	2,321	(30.9)%
Marketing and selling	5,215	6,315	1,100	(17.4)%
Depreciation and amortization	4,690	4,624	(66)	1.4%
Severance	46	651	605	(92.9)%

Total operating expenses	24,039	36,617	12,578	(34.4)%

Loss from operations	(10,807)	(23,672)	12,865	(54.3)%

Other income (expense):
Warrant fair value adjustment	33,583	80,261	(46,678)	(58.2)%
Derivative fair value adjustment	409	60,254	(59,845)	(99.3)%
Loss on extinguishment of debt	(8,571)	(70,356)	61,785	(87.8)%
Gain on extinguishment of warrants	86	49,782	(49,696)	(99.8)%
Interest expense	(6,557)	(53,218)	46,661	(87.7)%
Debt financing inducement expense	-	(66,434)	66,434	(100.0)%
Gain on troubled debt restructuring	59	-	59	-
Settlement of litigation and disputes	(65)	-	(65)	-

Total other income (expense)	18,944	289	18,655	6,455.0%

Income (loss) before income taxes	8,137	(23,383)	31,520	-

Income tax expense	(111)	(444)	333	(75.0)%

Net income (loss)	$8,026	$(23,827)	$31,853	-

(1)        See Note 1, Basis of Presentation, Revision of 2015 Statement of Operations, to the Unaudited Condensed Consolidated Financial Statements.

Net Sales

Approximately 70% and 77% of our net sales for the six months ended June 30, 2016 and 2015, respectively, were transacted in the Great Britain Pound currency and translated into our U.S. dollar functional currency. Due to our concentration of business in the U.K., lower foreign exchange rates accounted for an overall reduction of $1.0 million in our net sales for the six months ended June 30, 2016.

The decrease in net sales was primarily attributable to a decrease to the Vapestick reporting unit of $1.1 million, the FIN reporting unit of $1.0 million and the VIP reporting unit of $0.3 million, offset by an increase to the GEC reporting unit of $2.1 million. The decrease in net sales from the combined U.K. businesses of Vapestick and VIP was $1.4 million; excluding the $1.0 million reduction related to lower foreign exchange rates, the combined U.K. businesses net sales would have decreased $0.4 million.

Cost of Goods Sold

The decrease in cost of goods sold was primarily attributable to a decrease to the FIN reporting unit of $0.9 million and the Vapestick reporting unit of $0.3 primarily associated with lower net sales, offset by an increase to the VIP reporting unit of $0.6 million, despite lower net sales.

The estimated impact of lower foreign exchange rates in 2016 was a contributing factor in the changes discussed above for our VIP and Vapestick reporting units. This reduction in foreign exchange rates accounted for an overall reduction of $0.4 million in our 2016 cost of goods sold due to our concentration of business in the U.K.

In January 2016, we settled ongoing patent infringement litigation. In connection with the settlement, we were granted a non-exclusive global license under the patents asserted in the litigation and certain other e-vapor technology related patents in exchange for an ongoing royalty based on net sales of certain products. For the six months ended June 30, 2016, our cost of goods sold includes royalties based on the sale of products that are subject to the license agreement.

Gross profit

Despite the increased cost associated with the royalty payments, the gross profit percentage increased to 56% from 54% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Selling, General and Administrative Expenses

Compensation and Benefits

In addition to salaries, wages and benefits, we also incur non-cash stock-based compensation expenses. While our mix of personnel has changed significantly over the past year, the total cost incurred for salaries, wages and benefits has declined slightly.

During the first half of 2016, the increase in stock-based compensation was primarily due to expenses related to the grant of options for 24.7 million shares, net of terminated options for 31.6 million shares, primarily in connection with the amendment to certain debt financing arrangements. During the first half of 2015, stock-based compensation was primarily related to the grant of options for approximately 31.6 million shares. As of June 30, 2016, stock-based compensation expense related to unvested stock options and restricted stock of $2.8 million is expected to be recognized in future periods as the options and restricted stock continue to vest.

Professional Fees and Administrative Expenses

Presented below are the major components of professional fees and other administrative expenses for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	2016	2015	Impact to Results of Operations	Percentage Change

Professional fees:
Auditing, accounting and tax	$811	$2,549	$1,738	(68.2)%
Financings, contracts and litigation	868	1,831	963	(52.6)%
Administrative expenses	3,510	3,130	(380)	12.1%

Total	$5,189	$7,510	$2,321	(30.9)%

During the six months ended June 30, 2015, we experienced inefficiencies with changes in personnel and independent auditors combined with a significant increase in the complexity of technical accounting and financial reporting services. Beginning in June 2015, we began to revise our personnel structure and we changed professional services providers, which was primarily responsible for the reduction in professional fees related to auditing, accounting and tax services for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

During the six months ended June 30, 2016, we incurred costs related to the settlement of our patent infringement case, and legal fees associated with new term loans, and amendment to existing term loans, convertible debt and the forbearance agreement. During the six months ended June 30, 2015, we incurred substantial costs related to restructuring of numerous debt agreements; employment agreements with new executive officers; legal defense costs under patent infringement litigation that was not settled until January 2016, and legal fees related to our SEC filings and execution of a reverse stock split.

Marketing and Selling Expenses

During 2015, we made significant modifications to our mix of spending to focus more resources on kiosk rentals which we believe will be more effective at increasing net sales. Accordingly, we had an increase of $0.7 million from kiosk rentals due to an increase in the number of kiosks for the six months ended June 30, 2016 compared to the comparable period in 2015. This increase was offset by the effects of (i) a reduction in advertising expense of $0.3 million, and (ii) a $1.5 million reduction in other marketing and selling expenses as we eliminated less effective strategies.

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

During the six months ended June 30, 2016, our stock price decreased to $0.16 per share from $0.26 per share and the number of warrants subject to valuation increased by approximately 45 million shares. During the six months ended June 30, 2015, our stock price decreased to $0.29 per share from $1.30 per share and the number of warrants subject to valuation increased by approximately 145 million shares. Consequently, for the six months ended June 30, 2016 and 2015, this resulted in gains of $33.6 million and $80.3 million, respectively.

Our derivative liabilities are associated with convertible debt that was to mature during the third quarter of 2016. Because our stock price was substantially lower than the conversion prices, as we approached the maturity date, the value of the derivative liability decreased, which resulted in the gains of $0.4 million and $60.3 million for the six months ended June 30, 2016 and 2015, respectively.

Loss on Extinguishment of Debt

When debt is modified, restructured, refinanced or repaid with the same lender before the scheduled maturity date, gains and losses may result if the cash and other consideration exchanged by us is less than or greater than the carrying value of the debt. Careful consideration is required to determine whether each transaction is a modification or an extinguishment since the accounting recognition requirements are substantially different depending on this determination. Additionally, certain of our debt financing agreements provide for penalties if the loans are paid off before maturity and such penalties would also be a factor in determining any gain or loss on extinguishment. For the six months ended June 30, 2016 and 2015, we recognized a loss on extinguishment of debt of $8.6 and $70.4 million, respectively, which resulted because the cash and other consideration exchanged to retire debt was greater than the related carrying value of the debt.

Gain on Extinguishment of Warrants

We may enter into negotiations with warrant holders to extinguish warrant agreements whereby gains and losses may result if the cash and other consideration exchanged is less than or greater than the fair value of the warrants on the date of the extinguishment. For the six months ended June 30, 2016 and 2015, we recognized gains on extinguishment of warrants of $0.1 million and $49.8 million, respectively.

Interest Expense

The decrease in interest expense for the six months ended June 30, 2016 was primarily attributable to (i) a reduction in debt discount amortization of $21.8 million and (ii) the elimination of interest related to warrant issuances of $26.7 million. These decreases, which total $48.5 million, were partially offset by higher interest expense at the stated rate of the debt instruments of $1.6 million, resulting from an increase in borrowings to $102.1 million as of June 30, 2016 from $82.3 million as of June 30, 2015.

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

Debt financing inducement expenses are generally incurred when we require funding to address immediate needs for cash. The market terms to obtain such financings have required us to issue inducements valued for accounting purposes at amounts that exceed the amounts borrowed. We did not incur any debt financing inducement expense for the six months ended June 30, 2016. For the six months ended June 30, 2015, we incurred debt financing inducement expense of $66.4 million because the fair value of warrants and embedded conversion features issued to the lenders were valued at $85.7 million compared to the proceeds received from the lenders of $19.2 million.

Income Tax Expense

For the six months ended June 30, 2016 and 2015, we recognized income tax expense of $0.1 million and $0.4 million respectively, comprised of deferred income tax expense of $0.2 million, offset by current income tax benefit of $0.1 million for 2016, and current income tax expense of $0.8 million, offset by deferred income tax benefit of $0.4 million for 2015, related primarily to our U.K. businesses.

Non-GAAP Financial Measures- EBITDA and Adjusted EBITDA

We define EBITDA as net income (loss), as determined under U.S. GAAP, plus interest expense, income taxes, depreciation and amortization expense. We define Adjusted EBITDA as EBITDA plus stock-based compensation expense, severance and retention costs, professional fees related to the restructuring of debt agreements, offering expenses, acquisition expense, losses on sale of assets, impairment of long-lived assets, debt financing inducement expense and settlement of litigation and disputes; and by subtracting gains from warrant and derivative fair value adjustments, gains from extinguishment of warrants and debt, and gains on sale of assets. These further adjustments eliminate the impact of items that we do not consider indicative of our core operating performance. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we expect to incur expenses that are the same as or similar to many of the adjustments in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

We present EBITDA and Adjusted EBITDA because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. EBITDA and Adjusted EBITDA have limitations as an analytical tool. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures, contractual commitments or working capital needs;
•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;
•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;
•	Similarly, while impairment of long-lived assets is a non-cash expense, recognition of the impairment charge may have a significant impact on the value of our common stock;
•	Adjusted EBITDA excludes expenses under our related party advisory agreement, stock-based compensation arrangements, excess embedded derivative inducements, changes in the fair value of warrant and derivative instruments, and gains and losses from the extinguishment of debt. While these are non-cash gains and losses, their exclusion ignores the significant dilutive impact to our common stockholders as represented by the underlying transactions that gave rise to these excluded gains and losses;
•	EBITDA and Adjusted EBITDA do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and
•	Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income (loss). EBITDA and Adjusted EBITDA should be considered in addition to, but not as a substitute for, any measure of financial performance reported in accordance with U.S. GAAP, such as total revenues, income from operations, and net income (loss). The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the six months ended June 30, 2016 and 2015 (dollars in thousands):

Calculation of EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss)	$28,458	$43,140	$8,026	$(23,827)
Interest expense	3,309	14,061	6,557	53,218
Depreciation and amortization	2,357	2,328	4,690	4,624
Income tax expense (benefit)	(81)	192	111	444

EBITDA	34,043	59,721	19,384	34,459
Stock-based compensation	3,069	2,418	3,819	12,296
Severance expense	18	651	46	651
Warrant fair value adjustment	(37,799)	(87,251)	(33,583)	(80,261)
Derivative fair value adjustment	(154)	(30,327)	(409)	(60,254)
Loss on extinguishment of debt	-	70,228	8,571	70,356
Gain on extinguishment of warrants	-	(17,382)	(86)	(49,782)
Debt financing inducement expense	-	-	-	66,434
Gain on troubled debt restructuring	-	-	(59)	-
Professional fees related to debt restructuring	347	-	419	-
Settlement of litigation and disputes	65	-	65	-

Adjusted EBITDA	$(411)	$(1,942)	$(1,833)	$(6,101)

Liquidity and Capital Resources

The Company is continuing efforts to recover from certain obstacles it has faced, including unanticipated difficulties in fully integrating four business combinations completed over a period of seven months in 2014 and the inability to use proceeds from a proposed but aborted public offering of the Company’s common stock during the fourth quarter of 2014. This required major restructuring and financing activities and, in response to those challenges, the Company completed certain actions to improve liquidity and operating results as reflected in the Company’s Annual Report on Form 10-K.

The following is summary financial information as of June 30, 2016 and for the six months then ended (dollars in thousands):

June 30, 2016

Working capital deficit	$69,890
Accumulated deficit	445,767
Current maturities of debt financing (face amount):
Term loans	11,403
Convertible debt	19,457
Forbearance agreement	1,251
VIP promissory notes	2,700
Total current maturities of debt financing (face amount)	34,811
Accrued interest payable:
Term loans	4,225
Convertible debt	778
Forbearance agreement	133
VIP promissory notes	504
Total accrued interest payable	5,640

Six Months Ended June 30, 2016
Loss from operations	$10,807
Net cash used in operating activities	5,720

Over the past two fiscal years, the Company has relied on debt and equity financings to fund its 2014 acquisitions and negative operating cash flows. As of June 30, 2016, the Company had amortizing term loan payments of $1.3 million per month commencing in October 2016, convertible debt of $19.5 million that was to mature during the third quarter of 2016, a $1.3 million forbearance agreement due in March 2017 and amortizing VIP promissory note payments of $0.3 million per month commencing in October 2016. In addition, the Company was delinquent in making interest payments on its term loans and convertible debt.

To address these liquidity requirements, and as discussed in Note 14, Subsequent Events, to the Consolidated Financial Statements, the Company amended certain debt financing agreements that resulted in the following:

•	Deferral of the maturity date on $95.0 million of debt financing to June 2020, including $74.3 million of term loans, $19.5 million of convertible debt and $1.3 million under the forbearance agreement;
•	Reduction to the term loans, forbearance agreement and convertible debt interest rates from 12.0%, 14.0% and 8.0%, respectively, to 4.0%;
•	Elimination of amortizing payments on the term loans;
•	Use of shares of the Company’s common stock to pay interest on terms loans due on a quarterly basis, and on convertible debt due on a monthly basis (holders of 84.7% of the amended term loans, the new term loan and the convertible debt elected to receive their interest in shares of the Company);
•	Entry into a fifth term loan for $4.0 million on terms and conditions consistent with the four previous term loans, as amended;
•	Deferral of interest on the forbearance agreement; and
•	Payment of all outstanding accrued interest payable through the issuance of 30,676,704 shares of the Company’s common stock to Calm Waters, with the remainder in cash.

Prior to entering into amendments to the debt financing arrangements, on January 11, 2016, we obtained additional Term Debt financing for $9.0 million. The loan proceeds were used for (i) payment of $5.3 million to settle patent infringement litigation and other legal settlements, (ii) repayment of convertible debt and delinquent accrued interest for $2.1 million, (iii) settlement of delinquent trade payables and costs of the financings for $0.7 million, (iv) repayment of $0.3 million of principal on the VIP Promissory Notes, and (v) the remaining $0.8 million was available for working capital and other general corporate purposes.

As a result of these efforts, the Company has improved its financial condition. However, capital resources may not be sufficient to enable the execution of its global business plan in the near term.

We believe the actions outlined above represent significant progress to improve liquidity and position us for future growth. However, despite the substantial actions taken to date, uncertainty about our ability to continue as a going concern remains. This may require that we seek additional financing. There can be no assurance that we will be able to generate sufficient operating cash flows or secure additional financing to continue operations in the normal course of business.

Our strategic plans are now keenly focused on profitable growth and improving cash flows from operating activities through initiatives that are designed to improve efficiency and lower costs. Specifically, our strategic plans include (i) establishing VIP as an international premium brand, (ii) utilizing FIN and Vapestick as traditional retail brands, (iii) expanding profitably into non-traditional channels, (iv) strengthening the organizational talent base, (v) becoming a low-cost provider, and (vi) improving working capital.

For a discussion of our outstanding debt and equity securities, please see the tables and related discussions in Note 5 - Debt Financing, and Note 6 - Warrants and Embedded Derivatives to our Consolidated Financial Statements included in Part I, Item 1 of this Report.

Comparison of Cash Flows for the Six Months ended June 30, 2016 and 2015

The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	2016	2015	Impact on cash	Percentage Change

Net cash provided by (used in):
Operating activities	$(5,720)	$(4,082)	$(1,638)	40.1%
Investing activities	(622)	(880)	258	(29.3)%
Financing activities	6,207	4,757	1,450	30.5%
Impact of changes in foreign exchange rates	75	(14)	89	-

Net change in cash and equivalents	$(60)	$(219)	$159	(72.6)%

Operating Cash Flows

For the six months ended June 30, 2016, the increase to cash used in operating activities resulted primarily from our loss from operations adjusted for changes in working capital as compared to the corresponding period during 2015.

Investing Cash Flows

The primary use of investing cash flow for the six months ended June 30, 2016 was for retail kiosks and computer equipment associated with an expansion of our business in the U.K.

Financing Cash Flows

For the six months ended June 30, 2016 and 2015, our primary source of financing cash flows consisted of the aggregate net proceeds from borrowings of $6.9 and $12.2 million, respectively. The primary use of financing cash flows for the six months ended June 30, 2016 and 2015 consisted of principal payments on debt obligations of $0.7 and $7.4 million, respectively.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements for the six months ended June 30, 2016.

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

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this Report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, because of the identification of multiple and significant control deficiencies that, in aggregate, constitute material weaknesses in our internal control described below, the Company concluded that as of June 30, 2016, our disclosure controls and procedures were not effective. The material weaknesses in our internal control over financial reporting identified at the end of the quarter ended June 30, 2016, are set forth below:

•	Inadequate and ineffective controls over the timeliness and accuracy of the financial reporting process. The Company did not have adequate design or operational controls and procedures that provided reasonable assurance that financial statements could be accurately prepared in accordance with GAAP. Several factors contributed to this material weakness including (i) the rapid growth that the Company experienced as a result of multiple significant domestic and international acquisitions in 2014, (ii) the relocation of the Company’s corporate headquarters and information technology assets to Colorado during the third quarter of 2015, and (iii) hiring of new personnel to provide corporate accounting and financial reporting services. While management believes significant improvements were achieved through the first half of 2016, additional time is required to evaluate the effectiveness of these changes and to fully develop the Company’s entity level and process level control environment. For many controls that were in place, the Company did not have adequate documentation of the operating effectiveness or have an adequate sample size to validate the operating effectiveness of the controls.

•	Inadequate and ineffective Information Technology controls. The Company did not have an adequate design or operational controls and procedures that provided reasonable assurance of the financial integrity of the Company’s accounting system and that supporting electronic files were free of material misstatement. The Company was not able to validate the design or operational effectiveness of several information technology controls. Management believes the Company will need to migrate from its current information technology system to implement an enterprise resource planning (“ERP”) software solution across all reporting units, in order to mitigate this material weakness.

Changes in Internal Controls

During the fiscal half ended June 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related to Our Business

The United Kingdom's pending departure from the European Union could have a material adverse effect on us.

Because our consolidated financial statements are presented in U.S. dollars, increases or decreases in the value of the U.S. dollar relative to other currencies in which we transact business could materially adversely affect our financial results. In particular, the United Kingdom held a referendum on June 23, 2016 in which a majority of voters voted to exit the European Union ("Brexit"). Negotiations are expected to commence to determine the future terms of the United Kingdom's relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of the United Kingdom's withdrawal from the European Union will depend on agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently.

Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between UK and EU countries and increased regulatory complexities could have a negative impact on our business, financial condition and results of operations.

Risks Related to Government Regulation

The FDA has recently adopted rules to further regulate E-cigarettes.

On May 5, 2016, the U.S. Food and Drug Administration (“FDA”) issued a final rule deeming certain products to be subject to the Federal Food, Drug, and Cosmetic Act and regulations thereunder, which includes regulation of electronic nicotine delivery systems (“ENDS”).  The effective date of the final rule is August 8, 2016. The contract manufacturers have three years to comply with the regulations. Pertinent sections of the final rule that apply to us include:

•	Manufacturers and importers of e-liquids will be required to submit ingredient listings, effective February 8, 2017, and to report harmful and potentially harmful constituents (“HPHC”), effective August 8, 2019;
•	Prohibition on the distribution of free samples, effective August 8, 2016;
•	Prohibition on the sale to customers under the age of 18 with various requirements for age verification, effective August 8, 2016;
•	Prohibition on the sale of ENDS in vending machines (with a few rare exceptions), effective August 8, 2016;
•	Requirement for a prominent health warning on all ENDS labels (“WARNING: This product contains nicotine. Nicotine is an addictive chemical.”), effective May 10, 2018; and
•	Requirement for premarket review by the FDA before marketing any new ENDS product, effective August 8, 2016.

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

We cannot predict the impact these new regulations will have on our business and what additional restrictions the FDA may subsequently impose. In this regard, total compliance and related costs are not possible to predict. The costs of compliance by us and our suppliers will likely result in higher costs to purchase our products. To the extent it is not possible to pass increased costs on to customers, our financial results will likely deteriorate. Additionally, if we are unable to secure FDA approval to continue selling our existing products and any new products targeted for introduction, our net sales could be adversely impacted. The ultimate outcome of these matters could have a material adverse effect on our business, results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 5, 2016 and April 22, 2016, we issued an aggregate of 461,541 and 107,028 shares, respectively, of our common stock for services rendered by our board of directors. On January 4, 2016, we issued 115,385 shares to an executive officer as part of his 2015 bonus consideration. The shares were issued in reliance upon exemptions from registration pursuant to Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act.

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

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Date: September 8, 2016	By:	/s/ Daniel J. O’Neill
Daniel J. O’Neill
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: September 8, 2016		/s/ William Seamans
William Seamans
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

