Form 10-Q
period 2016-09-30
Electronic Cigarettes International Group, Ltd.
filed 2016-11-15
CIK 1398702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2016

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

Yes  ☐  No  ☒

As of November 15, 2016, the Registrant had 116,731,183 shares of common stock issued and outstanding.

Electronic Cigarettes International Group, Ltd.

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Per Share Amounts)

	September 30, 2016	(Notes 1 and 3) (Revised) December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$946	$704
Accounts receivable, net of allowance of $1,794 and $1,565, respectively	2,161	1,542
Inventories	2,821	4,330
Prepaid expenses and other	3,017	2,074
Assets held for sale	782	2,386
Total current assets	9,727	11,036

Other assets:
Goodwill	32,516	39,652
Identifiable intangible assets, net	21,347	27,009
Property and equipment, net	1,755	2,099
Debt issuance costs and other	-	283
Assets held for sale	-	15,235

Total assets	$65,345	$95,314

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of debt financing	$1,700	$22,942
Accounts payable	4,193	4,160
Accrued interest and other	3,735	10,188
Current income taxes	3,118	2,794
Warrant and derivative liabilities	26,416	54,908
Liabilities held for sale	-	397
Total current liabilities	39,162	95,389

Long-term liabilities:
Debt financing, net of current maturities	96,720	67,971
Deferred income taxes	2,832	3,867
Total liabilities	138,714	167,227

Commitments and contingencies (Note 13)

Stockholders' deficit:
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 108,783,187 and 74,552,006 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	109	75
Additional paid-in capital	398,659	387,793
Accumulated deficit	(460,905)	(453,793)
Accumulated other comprehensive loss	(11,232)	(5,988)

Total stockholders' deficit	(73,369)	(71,913)

Total liabilities and stockholders' deficit	$65,345	$95,314

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except Per Share Amounts)

		(Note 3) (Revised)
	2016	2015
Net sales	$9,725	$12,902
Cost of goods sold	4,169	5,577
Gross profit	5,556	7,325
Operating expenses:
Selling, general and administrative:
Compensation and benefits:
Salaries, wages and benefits	2,470	2,686
Stock-based compensation	215	(61)
Professional fees and administrative	1,505	4,307
Marketing and selling	1,150	2,060
Depreciation and amortization	1,368	1,476
Impairment of long-lived assets	4,274	-
Severance	20	74
Total operating expenses	11,002	10,542
Loss from operations	(5,446)	(3,217)
Other income (expense):
Warrant fair value adjustment	21,338	18,637
Derivative fair value adjustment	8,603	495
Loss on extinguishment of debt	-	(334)
Interest expense	(1,432)	(3,809)
Debt financing inducement expense	-	(1,331)
Loss on troubled debt restructuring	(24,223)	-
Gain on conversion of notes payable	24	-
Total other income (expense)	4,310	13,658
Income (loss) from continuing operations before income taxes	(1,136)	10,441
Income tax expense	(227)	(304)
Income (loss) from continuing operations	(1,363)	10,137
Loss from discontinued operations, including loss on disposal of $13,524, net of tax	(13,775)	(908)
Net income (loss)	(15,138)	9,229
Other comprehensive loss:
Foreign currency translation loss	(1,120)	(2,283)
Comprehensive income (loss)	$(16,258)	$6,946

Income (loss) per common share - basic:
Income (loss) from continuing operations	$(0.01)	$0.14
Loss from discontinued operations	(0.13)	(0.01)
Net income (loss)	$(0.14)	$0.13
Income (loss) per common share - diluted:
Income (loss) from continuing operations	$(0.01)	$0.10
Loss from discontinued operations	(0.13)	(0.01)
Net income (loss)	$(0.14)	$0.09
Weighted average number of shares outstanding:
Basic	105,874,000	71,511,000
Diluted	105,874,000	113,361,000

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except Per Share Amounts)

	2016	(Notes 1 and 3) (Revised) 2015
Net sales	$28,412	$34,248
Cost of goods sold	12,819	15,082
Gross profit	15,593	19,166
Operating expenses:
Selling, general and administrative:
Compensation and benefits:
Salaries, wages and benefits	7,251	7,783
Stock-based compensation	4,034	12,235
Professional fees and administrative	5,851	11,559
Marketing and selling	3,655	7,125
Depreciation and amortization	4,217	4,259
Impairment of long-lived assets	4,274	-
Severance	66	725
Total operating expenses	29,348	43,686
Loss from operations	(13,755)	(24,520)
Other income (expense):
Warrant fair value adjustment	54,921	98,898
Derivative fair value adjustment	9,012	60,749
Loss on extinguishment of debt	(8,572)	(70,690)
Gain on extinguishment of warrants	86	49,782
Interest expense	(7,989)	(57,027)
Debt financing inducement expense	-	(67,765)
Loss on troubled debt restructuring	(24,163)	-
Gain on conversion of notes payable	24	-
Settlement of litigation and disputes	(65)	-
Total other income (expense)	23,254	13,947
Income (loss) from continuing operations before income taxes	9,499	(10,573)
Income tax expense	(109)	(748)
Income (loss) from continuing operations	9,390	(11,321)
Loss from discontinued operations, including loss on disposal of $13,524	(16,502)	(3,277)
Net loss	(7,112)	(14,598)
Other comprehensive loss:
Foreign currency translation loss	(5,244)	(1,514)
Comprehensive loss	$(12,356)	$(16,112)

Income (loss) per common share - basic:
Income (loss) from continuing operations	$0.11	$(0.22)
Loss from discontinued operations	(0.19)	(0.07)
Net loss	$(0.08)	$(0.29)
Income (loss) per common share - diluted:
Income (loss) from continuing operations	$0.04	$(0.22)
Loss from discontinued operations	(0.06)	(0.07)
Net loss	$(0.02)	$(0.29)
Weighted average number of shares outstanding:
Basic	85,555,000	51,171,000
Diluted	251,767,000	51,171,000

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2016

(Dollars in Thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balances, December 31, 2015 (Revised - Note 1)	74,552,006	$75	$387,793	$(453,793)	$(5,988)	$(71,913)

Issuance of common stock for:
Vesting of restricted stock	259,698	-	-	-	-	-
Board of director fees	756,069	-	181	-	-	181
Board of director shares exchanged for stock options	(756,069)	-	-	-	-	-
Officer bonus	115,385	-	30	-	-	30
Conversion of notes payable	2,758,966	3	373	-	-	376
Payment of interest	31,097,132	31	6,459	-	-	6,490
Other stock-based compensation	-	-	3,823	-	-	3,823
Foreign currency translation loss	-	-	-	-	(5,244)	(5,244)
Net loss	-	-	-	(7,112)	-	(7,112)

Balances, September 30, 2016	108,783,187	$109	$398,659	$(460,905)	$(11,232)	$(73,369)

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands)

	2016	(Notes 1 and 3) (Revised) 2015

Cash Flows from Operating Activities:
Net loss	$(7,112)	$(14,598)
Loss from discontinued operations	16,502	3,277
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,217	4,259
Impairment of long lived assets	4,274	-
Deferred income tax benefit	(1,035)	(411)
Stock-based compensation	4,034	12,235
Issuance of common stock for services, cancellation of derivatives and interest	6,490	9,351
Debt financing inducement expense	-	67,765
Warrant fair value adjustment	(54,921)	(98,898)
Derivative fair value adjustment	(9,012)	(60,749)
Loss on extinguishment and conversion of debt	8,548	70,690
Gain on extinguishment of warrants	(86)	(49,782)
Amortization of debt discount and issuance costs	1,505	23,821
Warrants issued for interest	-	24,445
Loss on troubled debt restructuring	24,163	-
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(618)	(201)
Inventories	1,508	1,672
Prepaid expenses and other	(887)	2,960
Increase (decrease) in:
Accounts payable and accrued expenses	(6,620)	(3,332)
Current income taxes	324	345
Net cash used in operating activities – continuing operations	(8,726)	(7,151)
Net cash provided by (used in) operating activities – discontinued operations	(60)	628
Net cash used in operating activities	(8,786)	(6,523)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	-	578
Payments for property and equipment	(869)	(1,483)
Net cash used in investing activities	(869)	(905)

Cash Flows from Financing Activities:
Proceeds from debt financings	10,804	17,609
Principal payments under debt financings	(867)	(10,936)
Payments for debt issuance costs	(259)	(109)
Proceeds from exercise of stock options	-	22
Net cash provided by financing activities	9,678	6,586
Impact of changes in foreign exchange rates	219	(621)
Net increase (decrease) in cash and equivalents	242	(1,463)

Cash and Equivalents:
Beginning of period	704	2,099
End of period	$946	$636

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows, Continued

For the Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands)

	2016	(Note 1) (Revised) 2015

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,237	$770
Cash paid for income taxes	$-	$849

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Fair value of derivatives issued in debt and equity financings	$-	$156,527
Settlement and rollover of debt financings, accrued interest and prepayment penalties in new borrowings	$2,117	$43,328
Issuance of common stock for settlement of convertible note payable	$376	$14,658
Revolver borrowings to settle debt issuance costs	$-	$160
Accrued liability for debt issuance costs	$-	$150

The Accompanying Notes are an Integral Part of These Unaudited Condensed Consolidated Financial Statements.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

1.	BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) and have been prepared by Electronic Cigarettes International Group, Ltd. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included.

Our organization and operations, the accounting policies we follow and other information are contained in the footnotes to our consolidated financial statements filed as part of our Annual Report on Form 10-K for the year ended December 31, 2015. This quarterly report should be read in conjunction with such Form 10-K. Our financial condition as of September 30, 2016, and operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2016. The condensed consolidated balance sheet as of December 31, 2015 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes required by GAAP.

Change in Estimate. The Company periodically reviews the depreciation and amortization periods for long-lived assets to ensure that the service lives coincide with the periods over which the assets are expected to provide service benefits. During the first quarter of 2016, management determined that the amortization periods for identifiable intangible assets associated with the FIN reporting unit should be reduced. Accordingly, the amortization period for customer relationships was reduced from 10 years to 4 years, and the amortization period for trade names was reduced from 13 years to 10 years. For the three and nine months ended September 30, 2016, the aggregate effect of this change in estimate resulted in an increase to net loss of $348 and $1,044 (net loss per basic and diluted share of $0.00 and $0.00 for the three months ended September 30, 2016 and $0.01 and $0.00 for the nine months ended September 30, 2016, respectively).

Revision of 2015 Statement of Operations. As discussed in Note 1 to the consolidated financial statements, included in the Company’s 2015 Annual Report on Form 10-K, during the fourth quarter of 2015 management discovered two errors, one of which affected the previously issued financial statements for the nine months ended September 30, 2015. This reporting error relates to the issuance of a credit to a large customer of the Company’s wholly-owned subsidiary, FIN Electronic Cigarette Corporation, Inc., in June 2014 and resulted from the Company’s agreement to provide retroactive price concessions. In the previously issued balance sheet as of December 31, 2014, the Company did not account for the unsettled portion of this price concession through the recognition of a liability of $2,269 as of that date. The impact of this error to the Company’s previously reported results of operations for the nine months ended September 30, 2015 was an understatement of net sales by $892. There was no impact for the three months ended September 30, 2015.

Management has evaluated the effect of this error on the Company’s results of operations and determined that the impact is quantitatively and qualitatively immaterial to the Company’s previously reported results of operations for the nine months ended September 30, 2015 and, therefore, the Company determined that an amendment to the previously filed Quarterly Reports on Form 10-Q was not necessary. Accordingly, under SEC Staff Accounting Bulletin No. 108, the Company has revised the previously issued financial statements for the nine months ended September 30, 2015 included herein to correct this error.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

The following tables set forth the previously reported results of operations for the nine months ended September 30, 2015, along with the adjustments discussed above to reconcile previously reported amounts to the revised amounts presented in the accompanying consolidated financial statements:

	Nine Months Ended September 30, 2015
	As Previously Reported (2)	Adjustments	As Revised

Net sales (1)	$33,356	$892	$34,248
Cost of goods sold	(15,082)		(15,082)
Gross profit	18,274	892	19,166
Operating expenses	(43,686)		(43,686)
Loss from operations	(25,412)	892	(24,520)
Other income (expense)	13,947		13,947
Loss from continuing operations before income taxes	(11,465)	892	(10,573)
Income tax expense	(748)		(748)
Loss from continuing operations	(12,213)	892	(11,321)
Loss from discontinued operations	(3,277)		(3,277)
Net loss	(15,490)	892	(14,598)

Loss per common share - basic and diluted:
Loss from continuing operations	$(0.23)	$0.01	$(0.22)
Loss from discontinued operations	(0.07)	-	(0.07)
Net loss	$(0.30)	$0.01	$(0.29)

(1)	Revision of $892 for the nine months ended September 30, 2015 to previously reported net sales related to correction of the accounting for a retroactive price concession, as discussed above.
(2)	The As Previously Reported amounts for the nine months ended September 30, 2015 reflect the impact resulting from reporting discontinued operations. See Note 3, Divestitures.

Correction of Immaterial Errors – Identifiable Intangible Assets and Income Taxes

We identified errors while preparing the second quarter of 2016 unaudited condensed consolidated financial statements related to identifiable intangible assets and income taxes dating back to March 31, 2015 and December 31, 2014, respectively. Management evaluated the materiality of the errors described above from a qualitative and quantitative perspective. Based on such evaluation, we concluded that, while the errors were significant to the nine months ended September 30, 2016, the corrections would not be material to any individual prior period, nor did they have an effect on the trend of financial results, taking into account the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). Accordingly, we are correcting the errors in the December 31, 2015 consolidated balance sheet, the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2015, the unaudited condensed consolidated statement of changes in stockholders’ deficit for the nine months ended September 30, 2016; there was no impact to the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2015, and cash flows for the nine months ended September 30, 2015.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

The following table sets forth the previously reported balance sheet as of December 31, 2015, along with adjustments to reconcile previously reported amounts to the revised amounts presented in the accompanying consolidated financial statements:

		December 31, 2015
	Notes	As Previously Reported	Adjustments	As Revised

Current income taxes	1	$1,392	$1,402	$2,794

Deferred income taxes	1	4,318	(451)	3,867

Accumulated deficit	1,2	(454,352)	559	(453,793)

Accumulated other comprehensive loss	1,2	(4,478)	(1,510)	(5,988)

		Nine Months Ended September 30, 2015
	Notes	As Previously Reported	Adjustments	As Revised

Net loss	3	$(15,490)	$892	$(14,598)

Other comprehensive income (loss):
Foreign currency translation income (loss)	2	(2,287)	773	(1,514)

Comprehensive income (loss)		(17,777)	1,665	(16,112)

(1)	Revision as of December 31, 2015 to increase current income taxes payable by $1,402, decrease deferred income taxes payable by $451, decrease accumulated deficit by $1,331 and increase accumulated other comprehensive loss by $2,282 resulting from corrections to the computation of UK income taxes.

(2)	Revision to increase customer relationships by $515 and trade names by $258 as of March 31, 2015 for foreign currency translation adjustments with a corresponding reduction to accumulated other comprehensive loss, and the subsequent impairment of those identifiable intangible assets during the fourth quarter ended December 31, 2015.

(3)	Revision to net loss discussed in Revision of 2015 Statement of Operations above.

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

In August 2014, the FASB issued Update No. 2014-15—Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This was issued to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The guidance is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted.

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

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

In March 2016, the FASB issued ASU 2016-06, “ Contingent Put and Call Options in Debt Instruments ”, which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU No. 2016-15). This guidance clarifies how certain cash receipts and payments should be presented in the statement of cash flows and is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.

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

The Company is continuing efforts to recover from certain obstacles it has faced, including unanticipated difficulties in fully integrating four business combinations completed over a period of seven months in 2014 and the inability to use proceeds from a proposed but aborted public offering of the Company’s common stock during the fourth quarter of 2014. This required major restructuring and financing activities and, in response to those challenges, the Company completed certain actions to improve liquidity and operating results as reflected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

The following is summary financial information as of September 30, 2016 and for the nine months then ended:

September 30, 2016

Working capital deficit (including warrant and derivative liabilities of $26,416)	$29,435
Accumulated deficit	$460,905
Current maturities of debt financing (face amount):
VIP promissory notes	$3,600
Accrued interest payable:
Term loans	$621
Convertible debt	54
Forbearance agreement	149
VIP promissory notes	600
Total accrued interest payable (including $835 to be paid in cash)	$1,424

Nine Months Ended September 30, 2016
Loss from operations	$13,755
Net cash used in operating activities	$8,786

Over the past two fiscal years, the Company has relied on debt and equity financings to fund its 2014 acquisitions while experiencing negative operating cash flows. As of September 30, 2016, the Company had amortizing VIP promissory note payments of $300 per month commencing in October 2016.

To address past liquidity requirements, on July 8, 2016, the Company amended certain debt financing agreements that resulted in the following:

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

As a result of these efforts, the Company has improved its financial condition. However, capital resources may not be sufficient to enable the execution of its global business plan in the near term. Despite the actions taken to date, these and other conditions create ongoing substantial doubt about the Company’s ability to meet its financial obligations, to continue operations in the normal course of business, and to continue as a going concern. These consolidated financial statements do not include any adjustments for the recoverability and valuation of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

3.	DIVESTITURES

On October 5, 2016, the Company and its wholly-owned subsidiary Hardwire Interactive Acquisition Company (“HIAC”), known internally as Global E-Commerce (“GEC”), entered into an Asset Purchase Agreement with Hardwire Interactive, Inc. (“HII”) for the sale of the majority of the assets of HIAC to HII for $800 cash. Beginning on September 30, 2016, the Company reported the operating results of HIAC as discontinued operations in the condensed consolidated statement of operations for all periods presented. In addition, the assets and liabilities associated with the discontinued operations are classified as assets and liabilities held for sale in the condensed consolidated balance sheets for all periods presented.

The following table provides the components of discontinued operations, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net sales	$2,118	$2,499	$6,904	$5,149
Cost of goods sold	654	519	2,245	2,066
Gross profit	1,464	1,980	4,659	3,083
Operating expenses:
Selling, general and administrative:
Compensation and benefits:
Salaries, wages and benefits	151	47	450	171
Professional fees and administrative	338	486	1,181	744
Marketing and selling	1,174	1,435	3,884	2,685
Depreciation and amortization	281	920	2,122	2,760
Total operating expenses	1,944	2,888	7,637	6,360
Loss from operations	(480)	(908)	(2,978)	(3,277)
Loss on disposal (1)	(13,295)	-	(13,524)	-

Loss from discontinued operations	$(13,775)	$(908)	$(16,502)	$(3,277)

(1)	Includes deferred tax benefit of $229 for the three months ended September 30, 2016. There were no income taxes for the nine months ended September 30, 2016.

The following table provides the components of assets and liabilities held for sale as of September 30, 2016 and December 31, 2015:

	2016	2015

Cash	$-	$(14)
Accounts receivable	782	1,415
Inventories	-	788
Prepaid expenses and other	-	197
Total current assets held for sale	782	2,386

Goodwill	-	8,071
Identifiable intangible assets, net	-	7,164
Total long-term assets held for sale	-	15,235

Total assets held for sale	$782	$17,621

Accounts payable	-	303
Accrued interest and other	-	94
Total current liabilities held for sale	$-	$397

(2)     As of September 30, 2016, total current assets held for sale represent the sales price of $800 less selling costs of $18.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

4.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

During the third quarter of 2016, after evidencing declines in revenue, gross profit margins and cash flows relative to the corresponding period of 2015, and despite a reduction in operating expenses, these triggering events, gave rise for the need to perform an interim test of Vapestick’s goodwill for impairment. Based on an estimated enterprise value of $5,753 and a reporting unit carrying value of $10,027, the Company recorded impairment to goodwill of $4,274 for the three and nine months ended September 30, 2016. The third quarter of 2016 impairment loss was an estimate that, upon revision to forecasts to be generated during the fourth quarter of 2016, may require further adjustment during that period.

Goodwill consists of the following by reporting unit as of September 30, 2016 and December 31, 2015:

Reporting Unit	2016	2015

FIN	$16,586	$16,586
VIP	9,289	10,606
Vapestick	6,641	12,460

Total	$32,516	$39,652

Goodwill decreased by $2,862 from December 31, 2015 and September 30, 2016 due to foreign exchange translation adjustments associated with the VIP and Vapestick acquisitions.

Identifiable Intangible Assets

Identifiable intangible assets consist of the following as of September 30, 2016 and December 31, 2015:

	2016			2015
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

Customer relationships	$22,720	$(10,145)	12,575	$24,548	$(8,308)	$16,240
Trade names	12,428	(4,376)	8,052	13,763	(3,901)	9,862
Internet domains and websites	953	(233)	720	1,091	(184)	907

Total	$36,101	$(14,754)	21,347	$39,402	$(12,393)	$27,009

Amortization expense:
Three months ended September 30		$1,055			$1,151
Nine months ended September 30		$3,265			$3,491

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of September 30, 2016 and December 31, 2015:

	2016	2015

Office furniture and equipment	$2,691	$2,376
Retail inventory displays	1,026	1,026
Leasehold improvements	162	183
Other	116	67
Total property and equipment	3,995	3,652
Less accumulated depreciation and amortization	(2,240)	(1,553)

Property and equipment, net	$1,755	$2,099

Depreciation and amortization expense:
Three months ended September 30	$313	$325
Nine months ended September 30	$952	$768

6.	DEBT FINANCING

(a) Debt Summary

The Company’s debt financing arrangements as of September 30, 2016 and December 31, 2015 consist of the following:

			September 30, 2016
	Original Date of Financing	Maturity Date	Interest Rate	Principal	Unamortized Discount	Net Balance	December 31, 2015 Net Balance

Term loans:
April 2015 Term Loans (1)	April 2015	June 2020	4.0%	$41,214	$(3,019)	$38,195	$38,027
June 2015 Term Loan (1)	June 2015	June 2020	4.0%	6,000	(439)	5,561	6,000
October 2015 Term Loan (1)	October 2015	June 2020	4.0%	18,000	(1,318)	16,682	18,000
January 2016 Term Loan (1)	January 2016	June 2020	4.0%	9,043	(662)	8,381	-
July 2016 Term Loan (1)	July 2016	June 2020	4.0%	4,000	(293)	3,707

Total Term Loans				78,257	(5,731)	72,526	62,027
Forbearance Agreement (2)	September 2015	June 2020	4.0%	1,251	-	1,251	1,251
Convertible Debt (3)	January & February 2014	June 2020	4.0%	19,055	(1,395)	17,660	19,785
VIP Promissory Notes (4)	April 2014	December 2017	5.4%	6,983	-	6,983	7,400
Unsecured Note (5)	March 2015	March 2016	0.4%	-	-	-	450

Total				$105,546	$(7,126)	98,420	90,913
Less current maturities, net of discount amortization						(1,700)	(22,942)

Long-term						$96,720	$67,971

As of September 30, 2016, Calm Waters Partnership (“Calm Waters”) is the holder of $81,543 of the Company’s debt, including $35,000 of the April 2015 Term Loans, all of the June 2015, October 2015, January 2016 and July 2016 Term Loans, all of the Forbearance Agreement and $8,249 of the Convertible Debt, representing 77% of the outstanding balance.

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

The January 2016 Term Loan proceeds were used for (i) payment of $5,300 to settle patent infringement litigation and other legal settlements, (ii) repayment of convertible debt of $351 and accrued interest of $1,735 due Calm Waters, (iii) settlement of trade payables and costs of the financings for $650, (iv) repayment of $270 of principal on the VIP Promissory Notes, and (v) the remaining $737 was available for working capital and other general corporate purposes.

On July 8, 2016, the Company entered into an amendment to extend the maturity date of the Term Loans from April 2018 to June 2020, and to reduce the interest rate from 12.0% to 4.0%. The amendment also provides for (i) the elimination of amortizing payments and (ii) the use of shares of the Company’s common stock to pay interest on a quarterly basis at the one-time election of the lender. Holders of 84.7% of the amended term loans, the new term loan and the convertible debt elected to receive their interest in shares of the Company. Shares issued to pay interest shall be included in the securities subject to the Registration Rights Agreement entered into on April 27, 2015. Upon execution of the amendments, the Company issued 30,676,704 shares of common stock to Calm Waters to pay accrued but unpaid interest owing on the Term Loans and Convertible Debt, with the remainder of accrued but unpaid interest paid in cash. The Company also granted Calm Waters additional warrants to purchase 49,088,030 shares of common stock at $0.145 per share, 28,000,000 of which were associated with the new fifth term loan, and 21,088,030 of which were associated with the acquisition by Calm Waters of certain Term Loans and Convertible Debt from existing holders.

The Company also entered into a fifth term loan for $4,000 on terms and conditions consistent with those provided by the first four amended term loans. Proceeds from the fifth term loan are planned for working capital purposes. After consummation of the fifth term loan, the aggregate of new loans and loans amended of $98,563 constitute 93% of the outstanding debt of $105,546.

(2)           Forbearance Agreement. On July 8, 2016, the Company entered into an amendment to extend the maturity date from March 2017 to June 2020, and to reduce the interest rate from 14.0% to 4.0%. As of September 30, 2016, $149 of accrued interest was payable to Calm Waters.

(3)           Convertible Debt. On July 8, 2016, the Company entered into an amendment to extend the maturity dates from July and August 2016 to June 2020, and to reduce the interest rate from 8.0% to 4.0%. In addition, the price to convert debt into shares of common stock of the Company was reduced to $0.145 from a range of $0.45 to $0.75. The amendment to the Convertible Debt also provides for the use of shares of the Company’s common stock to pay interest that is due on a monthly basis at the one-time election of the lender. In addition, the Convertible Debt is no longer subordinate to the Term Loans.

(4)           VIP Promissory Notes. The Company made a principal payment of $270 in January 2016 as a concession to obtain the January 2016 Term Loan discussed above, and a principal payment of $147 in July 2016 resulting in an outstanding principal balance of $6,983 as of September 30, 2016.

(5)           Unsecured Note. The Unsecured Note was due March 1, 2016 and was paid off at maturity.

(b) Future Maturities under Debt Financing Agreements

Based on debt agreements in effect as of September 30, 2016, the future principal payment requirements are shown below:

Year ending September 30,

2017	$3,600
2018	3,383
2019	-
2020	98,563

Total	$105,546

(c) Interest Expense

Interest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (2)	2016	2015

Interest at stated rate of debt agreement	$1,299	$2,616	$6,786	$6,501
Amortization of discount on debt issuance (1)	435	1,126	1,222	23,754
Interest related to warrant issuance and other	-	-	-	26,705
Payment in-kind interest fair value adjustments (3)	(302)	-	(302)	-
Amortization of debt issuance costs	-	67	283	67

Total	$1,432	$3,809	$7,989	$57,027

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

(2)         See Note 1, Basis of Presentation, Revision of 2015 Statement of Operations.

(3)         Interest on certain Term Loans and Convertible Debt are paid with shares of the Company’s common stock on a quarterly and monthly basis, respectively. In both instances, the number of shares are derived based on a 90-day variable weighted average price (“VWAP”). The product of the number of shares times the difference between the VWAP and the share price at the settlement date results in a periodic fair value adjustment to interest.

7.	WARRANTS AND EMBEDDED DERIVATIVES

The following table summarizes the Company’s liability under warrant and compound embedded derivative agreements:

	September 30, 2016		December 31, 2015
	Number of Shares (2)	Liability (2)	Number of Shares	Liability

Warrants	398,237,188	$21,705	305,068,558	$54,412
Embedded derivatives in convertible debt (1)	131,410,334	4,711	28,068,159	496

Total	529,647,522	26,416	333,136,717	54,908
Less current portion		(26,416)		(54,908)

Long-term		$-		$-

(1)           The convertible debt instruments contain features that permit the holders to elect conversion of the debt to shares of the Company’s common stock. The Company bifurcates the conversion features from the related debt instruments and accounts for each component at its estimated fair value with updated valuations performed at the end of each calendar quarter.

(2)           As of September 30, 2016, there were 108,783,187 common shares issued and outstanding. The Company would need to issue an additional 586,198,860 common shares to accommodate in their entirety the exercise of warrants (398,237,188), conversion of debt (131,410,334), exercise of stock options (54,574,337) and vesting of restricted stock (1,977,001). Existing shares and shares issued for all common stock equivalents could aggregate total outstanding shares of 694,982,047; as the Company has 300,000,000 common shares authorized, this could result in a deficiency of 394,982,047 shares.

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

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

Fair Value of Warrant Liability

The following table summarizes the terms and fair value of the Company’s liability related to warrants outstanding:

				September 30, 2016
Year of Issuance	Year of Expiration	Exercise Price		Number of Shares	Fair Value of Liability(2)

2015	2022	$0.15		251,045,614	$14,017
2016	2023	0.15		94,302,805	5,650
2015	2020	0.15		17,206,821	927
2014	2019	0.15		10,098,766	478
2014	2019	0.45		9,908,131	259
2014	2019	0.37		6,666,669	208
2014	2019	1.01		4,148,214	61
2013	2018	0.75		2,006,667	35
2015	2020	1.01		1,496,214	28
2013	2019	0.75		1,000,000	27
2014	2019	0.21		176,339	7
2016	2019	0.15		109,052	5
2014	2019	0.21		71,896	3
Total		$0.17	(1)	398,237,188	$21,705

				December 31, 2015
Year of Issuance	Year of Expiration	Exercise Price		Number of Shares	Fair Value of Liability(2)

2015	2022	$0.45		246,198,582	$45,718
2015	2020	1.01		14,860,382	1,491
2014	2019	0.45		10,969,265	1,887
2014	2019	1.01		13,185,185	1,859
2015	2022	0.21		5,995,453	1,270
2014	2019	0.37		6,666,669	1,171
2015	2020	0.45		3,842,653	552
2013	2018	0.75		2,006,667	299
2013	2019	0.75		1,000,000	114
2014	2019	0.21		248,236	50
2015	2016	0.75		66,667	1
2014	2016	1.49		28,799	-
Total		$0.50	(1)	305,068,558	$54,412

(1)	Represents the weighted average exercise price.
(2)	Please refer to Note 14, Fair Value Measurements, for additional information about methodologies used to determine the fair value of warrants.

The Company has issued the following warrants to Calm Waters, which constitute 86% of the total outstanding warrants as of September 30, 2016:

Year of Issuance	Year of Expiration	Exercise Price	Number of Shares

2014	2019	$0.145	4,444,444
2015	2020	0.145	16,229,542
2015	2022	0.145	228,405,638
2016	2023	0.145	94,302,805

Total			343,382,429

As a condition of the warrant agreements, Calm Waters was not permitted to own more than 4.99% of the Company’s common stock (the “Beneficial Ownership Threshold”) upon exercise of outstanding warrants. Upon 61 days’ notice, Calm Waters was permitted to increase or decrease the Beneficial Ownership Threshold, but never increase the Beneficial Ownership Threshold in excess of 9.99%. On July 8, 2016, the Company amended certain debt financing arrangements. In connection therewith, existing warrant agreements with Calm Waters were amended to eliminate the Beneficial Ownership Threshold, and Calm Waters was granted additional warrants. As of September 30, 2016 and November 15, 2016, Calm Waters is the direct beneficial owner of 29.6% and 34.1% of the Company’s common stock, respectively.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

On July 8, 2016, in connection with amendments to its loans, warrants previously issued to Calm Waters to acquire common stock were amended as follows:

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

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

Warrants previously issued to Convertible Debt and Term Loan holders, excluding those issued to Calm Waters and included above, were amended as follows:

		Exercise Price
Year of Issuance	Year of Expiration	Original	Amended	Number of Shares

Convertible Debt

2014	2019	$1.01	$0.145	4,543,212
2015	2020	1.01	0.145	977,278
2014	2019	0.45	0.145	1,111,111

				6,631,601

Term Loans

2015	2022	0.45	0.145	23,022,782

				29,654,383

The following table summarizes changes in the Company’s outstanding warrants and the related liability for the nine months ended September 30, 2016:

	Number of Warrants	Warrant Liability

Balance, beginning of period	305,068,558	$54,412
Issuance of warrants:
January 2016 Term Loan (1)	45,214,775	8,571
July 2016 Term Loan (1)	28,000,000	2,931
Restructuring (1)	21,088,030	2,208
Anti-dilution adjustments (2)	109,052	-
Modification of warrants:
Amendments	-	8,504
Surrenders	(1,148,418)	-
Expirations	(94,809)	-
Periodic fair value adjustments	-	(54,921)

Balance, end of period	398,237,188	$21,705

(1)	Issued to Calm Waters.

(2)	Some of the Company’s warrant agreements previously included anti-dilution adjustments whereby the exercise price and number of shares would reset to a lower exercise price and an increased number of shares (a “Reset Event”). Upon a Reset Event, the fair value of the warrant liability was adjusted and a loss was recognized. As of September 30, 2015, the warrant agreements were amended whereby substantially all such anti-dilution features were eliminated.

Fair Value of Embedded Derivatives for Convertible Debt

As of September 30, 2016, the following presents the conversion prices, number of shares issuable, and the fair value of the Company’s liability under compound embedded derivative agreements:

	Date of Financing	Principal Balance	Conversion Price	Shares Issuable	Derivative Liability

Convertible debt	January & February 2014	$19,055	$0.145	131,410,334	$4,711

8.	OTHER INFORMATION

Foreign Sales

The Company generated approximately $6,885 and $9,113 of foreign sales during the three months and $23,378 and $27,098 for the nine months ended September 30, 2016 and 2015, respectively. The concentration of foreign sales during 2016 were impacted by the declining value of the Great Britain Pound, which resulted in a decrease to net sales of $1,244 and $2,331 for the three and nine months ended September 30, 2016, respectively.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

Disclosures Related to Statements of Operations

Presented below are certain expenses included in the accompanying statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Marketing and selling expenses:
Advertising	$50	$326	$152	$2,190
Rent expense	995	921	3,088	2,332
Other	105	813	415	2,603

Total	$1,150	$2,060	$3,655	$7,125

9.	RELATED PARTY TRANSACTIONS

Certain marketing and logistics support services are provided by entities controlled by a key employee of the Company’s GEC division that was acquired from Hardwire Interactive, Inc. These services were provided prior to the Company’s 2014 acquisition of GEC and have continued under the Company’s ownership. These arrangements may be discontinued by either party at any time, and the total services provided amounted to $282 and $402 for the three months and $859 and $1,218 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, accounts payable to this related party amounted to $109 and $49, respectively. On October 5, 2016, the Company sold the GEC division back to the previous owners and, therefore, the services were no longer provided thereafter.

In January 2015, warrant terms with two warrant holders were amended whereby the number of warrants would be 1,000,000 each at an exercise price of $0.75 per share, and certain adjustment provisions were removed. These transactions were entered into with affiliates of a former member of the Company’s board of directors. Management determined that the affiliates surrendered rights that were significantly greater in value than the consideration exchanged by $44,230 and, accordingly, this amount was treated as a capital contribution since it was entered into with related parties. Additionally, in March 2015, a consultant surrendered a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.75. The fair value of the warrant on the date of surrender resulted in a gain on extinguishment of warrants of $2,233.

In January 2015, the Company’s Chief Executive Officer purchased $195 principal amount of January 2014 15% Convertible Notes, which were purchased from another note holder, as well as warrants to purchase 260,608 shares of the Company’s common stock at an exercise price of $1.01, which were issued in conjunction with the note purchase. The 15% Convertible Notes and warrants were subject to the amendments as discussed in Note 6, Debt Financing.

10.	STOCK-BASED COMPENSATION

Stock Options

In addition to options granted under shareholder-approved stock option plans, the Company has granted options outside of these plans for a total of 54,169,161 shares as of September 30, 2016. Since these options were not issued pursuant to a shareholder approved stock option plan, they are non-qualified stock options for income tax purposes. Total stock-based compensation related to stock options was approximately $183 and $(61) for the three months, and $3,543 and $12,235 for the nine months ended September 30, 2016 and 2015, respectively.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

The following table summarizes share activity and the weighted average exercise prices related to stock options outstanding for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Shares	Weighted Average Price	Shares	Weighted Average Price

Outstanding, beginning of period	26,547,399	$1.09	540,000	$26.10
Granted	61,107,672	0.16	32,196,317	0.60
Forfeited	(33,080,734)	0.54	(1,373,334)	0.87

Outstanding, end of period	54,574,337	$0.41	31,362,983	$1.02

Exercisable, end of period	40,923,251	$0.47	20,381,935	$1.28

On June 30, 2016, the Company terminated options to acquire 31,014,067 shares of common stock and contemporaneously issued options to acquire 50,117,673 shares of common stock to certain key employees and directors.

The weighted average fair value for stock options granted for the nine months ended September 30, 2016 and 2015 was $0.10 and $0.49 per share, respectively. In estimating the fair value of options, the Company used the Black-Scholes option-pricing model based upon the closing price of the Company’s stock on the date of grant and the following weighted average assumptions for the nine months ended September 30, 2016 and 2015:

	2016	2015

Expected lives (in years)	5.3	5.3
Risk-free interest rate	1.4%	1.5%
Expected volatility	85.0%	139.0%
Expected forfeiture rate	8.0%	8.0%
Expected dividend yield	0.0%	0.0%

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

Stock-based compensation expense is recognized over the vesting period of stock options and restricted stock awards. For a single award with a graded vesting schedule and only service conditions, the Company recognizes compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was in substance multiple awards. For stock options granted through September 30, 2016, unrecognized stock compensation expense amounted to $911 which will be charged to expense over the remaining vesting periods of the options, which is a weighted average period of 1.58 years as of September 30, 2016. As of September 30, 2016, the aggregate intrinsic value of all outstanding stock options amounted to $0 based on the closing stock price of $0.09 per share on September 30, 2016. The following table summarizes information about stock options outstanding as of September 30, 2016:

Outstanding Options					Vested Options
Exercise Price
Low	High	Weighted Average	Remaining Contractual Term	Number of Shares	Weighted Average Price	Number of Shares
$0.16	$0.16	$0.16	9.8	29,847,398	$0.16	24,585,980
0.16	0.16	0.16	9.8	23,593,605	0.16	15,203,937
0.37	77.25	11.09	5.7	1,133,334	11.09	1,133,334

$0.16	$77.25	$0.41	9.7	54,574,337	$0.47	40,923,251

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

Restricted Stock

The fair value of the restricted stock grants is based upon the closing price of the Company’s stock on the date of grant. The following table summarizes share activity, the weighted average fair value per share, and the change in unrecognized compensation related to restricted stock grants outstanding:

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Number of Shares	Weighted Average Fair Value Per Share	Unrecognized Compensation	Number of Shares	Weighted Average Fair Value Per Share	Unrecognized Compensation
Unvested shares, beginning of period	2,596,999	$0.64	$1,177	66,667	$5.85	$1,445
Shares granted	-	-	-	2,963,665	0.65	1,646
Compensation recognized	-	-	(276)	-	-	(1,560)
Forfeited	(360,300)	0.69	(247)	(77,777)	3.66	-
Shares vested	(259,698)	0.64	-	(22,223)	5.85	-

Unvested shares, end of period	1,977,001	$0.63	$654	2,930,332	$0.65	$1,531

Unrecognized compensation expense of $654 related to restricted stock will be recognized over the vesting period set forth in the restricted stock agreements, which extends through June 2019.  The aggregate intrinsic value of unvested restricted stock was $178 based on the closing price of $0.09 for the Company’s common stock on September 30, 2016.

11.	INCOME TAXES

The Company is subject to federal and state income taxes in the United States. Additionally, as a result of business combinations completed in 2014, the Company has been subject to foreign income taxes in the United Kingdom (“U.K.”) since the date of the acquisitions. The following is a summary of U.S. and U.K income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income tax benefit (expense):
U.S.	$11	$(14)	$1	$(23)
U.K.	7	(290)	135	(725)
	$18	$(304)	$136	$(748)

A valuation allowance has been provided for all the U.S.-based net deferred tax assets, including the Federal tax net operating losses and foreign tax credits, since the “more likely than not” realization criteria was not met as of September 30, 2016 and 2015. As of September 30, 2016, gross unrecognized tax benefits are immaterial and there was no change in such benefits during the nine months ended September 30, 2016. The Company does not expect a significant increase or decrease to the uncertain tax positions within the next twelve months.

12.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding warrants, stock options, shares issuable under convertible debt and unvested restricted stock using the as-converted and treasury stock methods. During most periods when there is a net loss, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted net loss per share. When there is income from continuing operations, a loss from discontinued operations and a net loss, potentially dilutive shares are included in the calculation of diluted net loss per share.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

The following table sets for the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (1)	2016	2015

Income (loss) from continuing operations	$(1,363)	$10,137	$9,390	$(11,321)
Interest expense on convertible debt	-	1,280	985	-
	$(1,363)	$11,417	$10,375	$(11,321)

Loss from discontinued operations	$(13,775)	(908)	(16,502)	(3,277)

Net income (loss)	$(15,138)	$9,229	$(7,112)	$(14,598)
Interest expense on convertible debt	-	1,280	985	-
	$(15,138)	$10,509	$(6,127)	$(14,598)

Income (loss) from continuing operations per share:
Basic	$(0.01)	$0.14	$0.11	$(0.22)
Diluted	$(0.01)	$0.10	$0.04	$(0.22)

Loss from discontinued operations per share:
Basic	$(0.13)	$(0.01)	$(0.19)	$(0.07)
Diluted	$(0.13)	$(0.01)	$(0.06)	$(0.07)

Net income (loss) per share:
Basic	$(0.14)	$0.13	$(0.08)	$(0.29)
Diluted	$(0.14)	$0.09	$(0.02)	$(0.29)

Weighted average common shares outstanding:

Basic	105,874,000	71,511,000	85,555,000	51,171,000
Dilutive effect of warrants, stock options, convertible debt and unvested restricted stock	-	41,850,000	166,212,000	-

Diluted	105,874,000	113,361,000	251,767,000	51,171,000

Anti-dilutive common stock equivalents:

Warrants	398,237,188	258,824,869	25,474,130	265,068,558
Stock options	54,574,337	-	1,133,332	38,894,655
Convertible debt	131,410,334	31,112,983	-	31,362,983
Unvested restricted stock	1,977,001	-	-	2,930,332

Total	586,198,860	289,937,852	26,607,462	338,256,528

(1)	See Note 1, Basis of Presentation, Revision 2015 Statement of Operations.

13.	COMMITMENTS AND CONTINGENCIES

Operating Leases

As of September 30, 2016, future minimum lease payments are as follows:

Year ending September 30,

2017	$1,103
2018	615
2019	306
2020	111

Total	$2,135

For leases that provide for an abated rent period, the value of this inducement is being reflected as a reduction to rent expense over the term of the lease.

Royalties

On January 5, 2016, the Company reached a settlement to resolve a lawsuit that was filed in June 2012. During the fourth quarter of 2015, the Company recognized a charge for damages incurred under the settlement. Under the terms of the settlement, the Company was granted a non-exclusive license under the patents asserted in the litigation and certain other e-vapor technology related patents in exchange for an ongoing royalty based on net sales of certain products. Total royalties of $376 and $1,273 were incurred during the three and nine months ended September 30, 2016 and are included in cost of goods sold in the accompanying statement of operations.

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

The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value as of September 30, 2016 and December 31, 2015, because of the relatively short maturities of these instruments. The estimated fair values for financial instruments presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying values of certain borrowings approximate fair value because the underlying instruments are fixed-rate notes based on current market rates and current maturities.

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

(Dollars in Thousands, Except Per Share Amounts)

The following is a description of the valuation methodologies used for complex financial instruments measured at fair value:

Warrant Valuation Methodologies

The Black Scholes model was used to compute the fair value of outstanding warrants. Key inputs into the valuation models include a risk-free interest rate and an expected stock price volatility. Significant assumptions include the following:

	September 30, 2016	December 31, 2015

Risk-free interest rate	0.77% - 1.42%	0.01% - 1.75%
Historical volatility	84.7% - 112.3%	90.4% - 129.7%
Weighted average term	5.50	6.82
Expected dividend yield	0.00%	0.00%

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

Recurring Fair Value Measurements

The Company does not have any recurring measurements of the fair value of assets. Recurring measurements of the fair value of liabilities are summarized as follows:

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$21,705	$21,705	$-	$-	$54,412	$54,412
Derivative liability	-	-	4,711	4,711	-	-	496	496

Total	$-	$-	$26,416	$26,416	$-	$-	$54,908	$54,908

The Company did not make any transfers in or out of Level 3 for the nine months ended September 30, 2016. The following table presents a reconciliation of changes in liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2016:

	Warrants	Derivatives	Total

Fair value of liability, beginning of period	$54,412	$496	$54,908
Issuances of new instruments and other	13,710	(1)	13,709
Total net losses (gains) included in:
Fair value adjustments (1)	(54,921)	(9,012)	(63,933)
Extinguishments through modifications	8,504	13,314	21,818
Extinguishments through cancellations	-	(86)	(86)

Fair value of liability, end of period	$21,705	$4,711	$26,416

(1)	For the three and six months ended September 30, 2016, the loss on troubled debt restructuring of $24,223 and $24,163, respectively, included extinguishments through modifications of $21,818, a loss of $2,024 from revision to the amount of accrued interest through the July 8, 2016 date of restructuring and certain debt issuance costs, net of $381 and $321, respectively.

Electronic Cigarettes International Group, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Per Share Amounts)

15.	SUBSEQUENT EVENTS

On October 5, 2016, the Company sold its GEC division. See Note 3, Divestiture.

On November 9, 2016, the Company entered into a second amendment (the “O’Neill Amendment”) to its employment agreement with Mr. Daniel J. O’Neill that was entered into on March 17, 2015, and amended on September 21, 2015 (the “O’Neill Employment Agreement”). The O’Neill Amendment amends the O’Neill Employment Agreement by providing that if Mr. O’Neill terminates his employment upon a Change of Control, as defined in the O’Neill Employment Agreement, then the Company is required to pay him a lump sum consisting of his earned but unpaid base salary through the termination date, a pro-rata annual bonus, the prior year’s annual bonus, to the extent earned but not paid, the amount of any unreimbursed business expenses, any accrued vacation or other pay pursuant to the Company’s vacation policy, to the extent not previously paid, and an amount equal to 36 months of base salary.

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

Overview

We are an independent marketer and distributor of vaping products and E-cigarettes. Our objective is to become a leader in the rapidly growing, global E-cigarette segment of the broader nicotine related products industry which includes traditional tobacco. E-cigarettes are battery-powered products that simulate tobacco smoking through inhalation of nicotine vapor without the fire, flame, tobacco, tar, carbon monoxide, ash, stub, smell and other chemicals found in traditional combustible cigarettes. The growth in the global E-cigarette market is forecast to come at the expense of traditional tobacco, and not from new smokers entering the category. Numerous research studies and publications have recognized that E-cigarettes are a preferred method for smokers to quit, and possibly one of the most effective.

We accommodate the various product preferences of E-cigarette users by offering a comprehensive set of products, including disposables, rechargeables, tanks, starter kits, E-liquids, open and closed-end vaping systems and accessories. Our products consist of durable components and nicotine liquids that undergo rigorous quality testing during production. Our global brand portfolio includes the VIP, FIN and VAPESTICK. As of October 2016, we co-branded VIP with several leading technology brands. We believe that this combination of product breadth and quality, combined with our effective brand strategy, resonates strongly with adult consumers who associate our products with ease of use, quality, reliability and great taste.

The previous focus of “striving to offer our product to every point of distribution where traditional cigarettes are available” has been altered over the last year. In fact, ECIG has been paring back retail distribution and focusing on accounts where profitable, long-term, strategic partnerships can be developed. Our goal is to become the most valuable independent E-cigarette company in the world, delivering profitable growth to enhance shareholder value. We expect to achieve this goal by focusing on six primary strategic drivers:

•	Establish VIP as the # 1 premium global brand in the segment, measured by net revenue;
•	Utilize the FIN and Vapestick brands as the traditional retail brands;
•	Expand profitably into non-traditional channels and new markets through distribution partnerships;
•	Strengthen the organizational talent base;
•	Become a low-cost provider; and
•	Continue to improve working capital.

Results of Operations

Foreign Exchange Movements

Due to the international aspect of our business, our net sales and expenses are affected by foreign currency exchange movements. Our primary exposures to foreign exchange rates are the Great Britain Pound and secondarily the Euro against the U.S. dollar. The financial results of our foreign operations are translated to U.S. dollars for consolidation purposes. The functional currency of our foreign subsidiaries is generally the local currency of the country of domicile. Accordingly, income and expense items are translated at the average rates prevailing during each reporting period and initially reported as a component of other comprehensive loss. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized in our operating results as transaction gains and losses. The average Great Britain Pound to U.S. dollar foreign exchange rate decreased from 1.549619 for the three months ended September 30, 2015 to 1.312467 for the three months ended September 30, 2016. The average Great Britain Pound to U.S. dollar foreign exchange rate decreased from 1.532281 for the nine months ended September 30, 2015 to 1.393347 for the nine months ended September 30, 2016.

Risks Related to Government Regulation

As discussed in Part II, Item 1A, Risk Factors, Risks Related to Government Regulation, the FDA recently issued final rules, some of which became effective on August 8, 2016 and others that will be phased in during future periods. We cannot predict the impact that these new regulations will have on our company and what additional restrictions the FDA may subsequently impose. In this regard, total compliance and related costs are not possible to predict. The costs of compliance by us and our suppliers will likely result in higher costs to purchase the products we sell. To the extent it is not possible to pass increased costs on to customers, our financial results would likely deteriorate. Additionally, if we are unable to secure FDA approval to continue selling our existing products and any new products we would like to introduce, our net sales will be adversely impacted. The ultimate outcome of these matters could have a material adverse effect on our business, results of operations and financial condition. However, with approximately 82% of our 2016 net sales derived from products sold in the U.K., we will likely be impacted by the new regulations to a lesser extent than our competitors with a higher concentration of sales in the United States.

Comparison of the Three Months Ended September 30, 2016 and 2015 (dollars in thousands)

	2016	2015	Impact to Results of Operations	Percentage Change in Component

Net sales	$9,725	$12,902	$(3,177)	(24.6)%
Cost of goods sold	4,169	5,577	1,408	25.2%
Gross profit	5,556	7,325	(1,769)	(24.2)%
Gross profit percentage	57%	57%	0%
Operating expenses:
Selling, general and administrative:
Compensation and benefits:
Salaries, wages and benefits	2,470	2,686	216	(8.0)%
Stock-based compensation	215	(61)	(276)	-
Professional fees and administrative	1,505	4,307	2,802	(65.1)%
Marketing and selling	1,150	2,060	910	(44.2)%
Depreciation and amortization	1,368	1,476	108	(7.3)%
Impairment of long-lived assets	4,274	-	(4,274)	-
Severance	20	74	54	(73.0)%
Total operating expenses	11,002	10,542	(460)	4.4%
Loss from operations	(5,446)	(3,217)	(2,229)	69.3%
Other income (expense):
Warrant fair value adjustment	21,338	18,637	2,701	14.5%
Derivative fair value adjustment	8,603	495	8,108	1,638.0%
Loss on extinguishment of debt	-	(334)	334	(100.0)%
Interest expense	(1,432)	(3,809)	2,377	(62.4)%
Debt financing inducement expense	-	(1,331)	1,331	(100.0)%
Loss on troubled debt restructuring	(24,223)	-	(24,223)	-
Gain on conversion of notes payable	24	-	24	-
Total other income (expense)	4,310	13,658	(9,348)	(68.4)%
Income (loss) from continuing operations before income taxes	(1,136)	10,441	(11,577)	-
Income tax expense	(227)	(304)	77	-
Income (loss) from continuing operations	(1,363)	10,137	(11,500)	-
Loss from discontinued operations, including loss on disposal of $13,524, net of tax	(13,775)	(908)	(12,867)	(1,417.1)%
Net income (loss)	$(15,138)	$9,229	$(24,367)	-

Net Sales

Approximately 71% and 71% of net sales for the three months ended September 30, 2016 and 2015, respectively, were transacted in the Great Britain Pound currency and translated into the U.S. dollar functional currency. Due to the concentration of business in the U.K., lower foreign exchange rates accounted for an overall reduction of $1.2 million in net sales for the three months ended September 30, 2016.

The $3.2 million decrease in net sales was primarily due to a decrease to the FIN, VIP and Vapestick reporting units of $1.0 million, $1.5 million and $0.7 million, respectively. The decrease in net sales from the combined U.K. businesses of VIP and Vapestick was $2.2 million; excluding the $1.2 million reduction related to lower foreign exchange rates, the combined U.K. businesses net sales would have decreased $1.0 million.

Cost of Goods Sold

The $1.4 million decrease in cost of goods sold was primarily attributable to a decrease to the FIN reporting unit of $0.3 million and to the VIP and Vapestick reporting units of $0.6 million and $0.5 million, respectively, primarily associated with lower net sales.

The estimated impact of lower foreign exchange rates in 2016 was a contributing factor in the changes discussed above for our VIP and Vapestick reporting units. This reduction in foreign exchange rates accounted for an overall reduction of $0.5 million in our 2016 cost of goods sold due to the concentration of business in the U.K.

In January 2016, we settled ongoing patent infringement litigation. In connection with the settlement, we were granted a non-exclusive license under the patents asserted in the litigation and certain other e-vapor technology related patents in exchange for an ongoing royalty based on net sales of certain products. For the three months ended September 30, 2016, our cost of goods sold includes royalties based on the sale of products that are subject to the license agreement.

Gross profit

Despite the increased cost associated with the royalty payments, the gross profit percentage remained static at 57% for both the three months ended September 30, 2016 and 2015.

Selling, General and Administrative Expenses

Compensation and Benefits

In addition to salaries, wages and benefits, we also incur non-cash stock-based compensation expenses. While our mix of personnel has changed significantly over the past year, the total cost incurred for salaries, wages and benefits has declined slightly.

During the third quarter of 2016, the increase in stock-based compensation was primarily due to expense related to the grant of options during 2016 for 28.0 million shares, net of terminated options for 33.1 million shares, primarily in connection with the amendment to certain debt financing arrangements. During the third quarter of 2015, the decrease in stock-based compensation was partially attributable to the reversal of previously recognized stock-based compensation expense of $1.2 million due to forfeitures of unvested stock options for terminated employees in 2015. As of September 30, 2016, stock-based compensation expense related to unvested stock options and restricted stock of $1.6 million is expected to be recognized in future periods as the options and restricted stock continue to vest.

Professional Fees and Administrative Expenses

Presented below are the major components of professional fees and other administrative expenses for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	2016	2015	Impact to Results of Operations	Percentage Change in Component

Professional fees:
Auditing, accounting and tax	$191	$653	$462	(70.8)%
Financings, contracts and litigation	(149)	2,075	2,224	(107.2)%
Administrative expenses	1,463	1,579	116	(7.3)%

Total	$1,505	$4,307	$2,802	(65.1)%

During the third quarter of 2015, we experienced inefficiencies during changes in personnel and independent auditors combined with a significant increase in the complexity of technical accounting and financial reporting services. Beginning in June 2015, we revised our personnel structure and changed our professional services providers, which was primarily responsible for the reduction in professional fees related to auditing, accounting and tax services for the three months ended September 30, 2016.

During the three months ended September 30, 2015, we incurred costs related to the settlement of our patent infringement case, legal fees associated with an amendment to our debt financing arrangements, and other general corporate matters. During the three months ended September 30, 2016, we incurred costs related to general corporate matters, which was offset by a reclassification of certain legal and professional fees to loss on troubled debt restructuring related to the July 8, 2016 refinancing that was previously expensed during the second quarter of 2016.

Marketing and Selling Expenses

During 2015, we made significant modifications to our mix of spending to focus more resources on kiosk rentals which we believe will be more effective at increasing net sales. Accordingly, we had an increase of $0.1 million from kiosk rentals due to an increase in the number of kiosks for the three months ended September 30, 2016 compared to the comparable period in 2015. This increase was offset by the effects of (i) a reduction in advertising expense of $0.3 million, and (ii) a $0.7 million reduction in other marketing and selling expenses as we eliminated less effective strategies.

Impairment of Long-Lived Assets

During the third quarter of 2016, after evidencing declines in revenue, gross profit margins and cash flows relative to the corresponding period of 2015, and despite a reduction in operating expenses, these triggering events, gave rise for the need to perform an interim test of Vapestick’s goodwill for impairment. Based on an estimated enterprise value of $5,753 and a reporting unit carrying value of $10,027, the Company recorded impairment to goodwill of $4,274 for the three months ended September 30, 2016. The third quarter of 2016 impairment loss was an estimate that, upon revision to forecasts to be generated during the fourth quarter of 2016, may require further adjustment during that period.

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

During the three months ended September 30, 2016, our stock price decreased to $0.09 per share from $0.16 per share and the number of warrants subject to valuation increased by approximately 49 million shares. During the three months ended September 30, 2015, our stock price decreased to $0.27 per share from $0.29 per share and the number of warrants subject to valuation increased by approximately six million shares. Consequently, for the three months ended September 30, 2016 and 2015, this resulted in gains of $21.3 million and $18.6 million, respectively.

Our derivative liabilities are associated with the value of the convertible debt conversion feature. As of July 8, 2016, the conversion price was reduced to $0.145 and, because the stock price on that date was $0.19, we recorded an expense of $13.3 million that was included in the loss on debt restructuring. Because our stock price at both reporting dates was substantially lower than the conversion prices, the value of the derivative liabilities decreased, which resulted in gains of $8.6 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively.

Loss on Extinguishment of Debt

When debt is modified, restructured, refinanced or repaid with the same lender before the scheduled maturity date, gains and losses may result if the cash and other consideration exchanged by us is less than or greater than the carrying value of the debt. Careful consideration is required to determine whether each transaction is a modification or an extinguishment since the accounting recognition requirements are substantially different depending on this determination. Additionally, certain of our debt financing agreements provide for penalties if the loans are paid off before maturity and such penalties would also be a factor in determining any gain or loss on extinguishment. For the three months ended September 30, 2016, there was no loss on extinguishment of debt. For the three months ended September 30, 2015, we recognized a loss on extinguishment of debt of $0.3 million which resulted because the cash and other consideration exchanged to retire debt was greater than the related carrying value of the debt.

Interest Expense

The $2.4 million decrease in interest expense for the three months ended September 30, 2016 was primarily attributable to a reduction in interest expense at the stated rate of the debt instruments of $1.3 million, debt discount amortization of $0.7 million and the impact of fair value adjustments on the interest paid in-kind of $0.3. The impact of lower interest rates resulting from the debt restructuring exceeded the impact of higher borrowings to $105.5 million as of September 30, 2016 from $85.1 million as of September 30, 2015.

Loss on Troubled Debt Restructuring

For the three months ended September 30, 2016, we recognized a loss on troubled debt restructuring of $24.2 million. There was no gain or loss during the three months ended September 30, 2015. Of the $24.2 million loss, $13.3 million resulted from a revision to the value of the convertible debt conversion feature by reducing the common stock conversion price on $19.5 million of debt to $0.145 from a range of $0.45 to $0.75 and extending the maturity date to June 2020 from July and August 2016. In addition, a loss of $8.5 million resulted from a revision to the value of warrants by reducing the exercise price to $0.145 on warrants issued with certain of the convertible debt and term loans to acquire 323,948,782 shares of common stock that previously had exercise prices ranging from $0.21 to $1.01 and years of expiration ranging from 2019 to 2023. Also, a loss of $2.0 million resulted from a revision to the amount of previously accrued interest payable pursuant to the terms of the restructured borrowings. The remainder of the loss was $0.4 million associated with legal costs to consummate the restructuring.

Income Tax Benefit (Expense)

For the three months ended September 30, 2016 and 2015, income tax benefit (expense) related primarily to our U.K businesses, and was comprised of the following:

	2016	(Revised) 2015	Impact to Results of Operations	Percentage Change in Component
Income tax benefit (expense):
Current	$(779)	$(304)	$(475)	156.3%
Deferred	552	-	552	-

	$(227)	$(304)	$77	(25.3)%

Loss from Discontinued Operations

For additional information about our discontinued operations, see Notes to Consolidated Financial Statements – Note 3, Divestitures.

The following table provides the components of discontinued operations, net of tax:

	Three Months Ended September 30,
	2016	2015

Net sales	$2,118	$2,499
Cost of goods sold	654	519
Gross profit	1,464	1,980
Operating expenses:
Selling, general and administrative:
Compensation and benefits:
Salaries, wages and benefits	151	47
Professional fees and administrative	338	486
Marketing and selling	1,174	1,435
Depreciation and amortization	281	920
Total operating expenses	1,944	2,888
Loss from operations	(480)	(908)
Loss on disposal (1)	(13,295)	-

Loss from discontinued operations	$(13,775)	$(908)

(1)	Includes deferred tax benefit of $229 for the three months ended September 30, 2016. There are no income taxes for the nine months ended September 30, 2016.

Comparison of the Nine Months Ended September 30, 2016 and 2015 (dollars in thousands)

	2016	(Revised) (1) 2015	Impact to Results of Operations	Percentage Change in Component

Net sales	$28,412	$34,248	$(5,836)	(17.0)%
Cost of goods sold	12,819	15,082	2,263	(15.0)%
Gross profit	15,593	19,166	(3,573)	(18.6)%
Gross profit percentage	55%	56%	(1)%
Operating expenses:
Selling, general and administrative:
Compensation and benefits:
Salaries, wages and benefits	7,251	7,783	532	(6.8)%
Stock-based compensation	4,034	12,235	8,201	(67.0)%
Professional fees and administrative	5,851	11,559	5,708	(49.4)%
Marketing and selling	3,655	7,125	3,470	(48.7)%
Depreciation and amortization	4,217	4,259	42	(1.0)%
Impairment of long-lived assets	4,274	-	(4,274)	-
Severance	66	725	659	(90.9)%
Total operating expenses	29,348	43,686	14,338	(32.8)%

Loss from operations	(13,755)	(24,520)	10,765	(31.2)%

Other income (expense):
Warrant fair value adjustment	54,921	98,898	(43,977)	(44.5)%
Derivative fair value adjustment	9,012	60,749	(51,737)	(85.2)%
Loss on extinguishment of debt	(8,572)	(70,690)	62,118	(87.9)%
Gain on extinguishment of warrants	86	49,782	(49,696)	(99.8)%
Interest expense	(7,989)	(57,027)	49,038	(86.0)%
Debt financing inducement expense	-	(67,765)	67,765	(100.0)%
Loss on troubled debt restructuring	(24,163)	-	(24,163)	-
Gain on troubled debt restructuring	24	-	24	-
Settlement of litigation and disputes	(65)	-	(65)	-
Total other income (expense)	23,254	13,947	9,307	66.7%

Income (loss) from continuing operations before income taxes	9,499	(10,573)	20,072	-

Income tax expense	(109)	(748)	639	-

Income (loss) from continuing operations	9,390	(11,321)	20,711	-

Loss from discontinued operations, including loss on disposal of $13,524	(16,502)	(3,277)	(13,225)	403.6%

Net loss	$(7,112)	$(14,598)	$7,486	(51.3)%

(1)         See Note 1, Basis of Presentation, Revision of 2015 Statement of Operations, to the Unaudited Condensed Consolidated Financial Statements.

Net Sales

Approximately 82% and 79% of our net sales for the nine months ended September 30, 2016 and 2015, respectively, were transacted in the Great Britain Pound currency and translated into the U.S. dollar functional currency. Due to the concentration of business in the U.K., lower foreign exchange rates accounted for an overall reduction of $2.3 million in the net sales for the nine months ended September 30, 2016.

The $5.8 million decrease in net sales was primarily attributable to a decrease to the FIN, VIP and Vapestick reporting units of $1.9 million, $1.9 million and $1.8 million, respectively. The decrease in net sales from the combined U.K. businesses of VIP and Vapestick was $3.7 million; excluding the $2.3 million reduction related to lower foreign exchange rates, the combined U.K. businesses net sales would have decreased $1.4 million.

Cost of Goods Sold

The $2.3 million decrease in cost of goods sold was primarily attributable to a decrease to the FIN reporting unit of $1.2 million and the Vapestick reporting unit of $0.8 primarily associated with lower net sales.

The estimated impact of lower foreign exchange rates in 2016 was a contributing factor in the changes discussed above for our VIP and Vapestick reporting units. This reduction in foreign exchange rates accounted for an overall reduction of $1.0 million in our 2016 cost of goods sold due to our concentration of business in the U.K.

In January 2016, we settled ongoing patent infringement litigation. In connection with the settlement, we were granted a non-exclusive global license under the patents asserted in the litigation and certain other e-vapor technology related patents in exchange for an ongoing royalty based on net sales of certain products. For the nine months ended September 30, 2016, our cost of goods sold includes royalties based on the sale of products that are subject to the license agreement.

Gross profit

Despite the increased cost associated with the royalty payments, the gross profit percentage decreased modestly to 55% from 56% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Selling, General and Administrative Expenses

Compensation and Benefits

In addition to salaries, wages and benefits, we also incur non-cash stock-based compensation expenses. While our mix of personnel has changed significantly over the past year, the total cost incurred for salaries, wages and benefits declined by $0.5 million due to the elimination of certain duplicative personnel.

During the first three quarters of 2016, the decrease in stock based compensation was primarily due to a 2015 issuance of options to acquire 16.5 million shares of the Company’s stock with a grant date fair value of $8.1 million that vested immediately for which there was no comparable transaction during 2016.

Professional Fees and Administrative Expenses

Presented below are the major components of professional fees and other administrative expenses for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	2016	2015	Impact to Results of Operations	Percentage Change

Professional fees:
Auditing, accounting and tax	$1,003	$2,956	$1,953	(66.1)%
Financings, contracts and litigation	718	3,906	3,188	(81.6)%
Administrative expenses	4,130	4,697	567	(12.1)%

Total	$5,851	$11,559	$5,708	(49.4)%

During the third quarter of 2015, we experienced inefficiencies during changes in personnel and independent auditors combined with a significant increase in the complexity of technical accounting and financial reporting services. Beginning in June 2015, we revised our personnel structure and changed our professional services providers, which was primarily responsible for the reduction in professional fees related to auditing, accounting and tax services for the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, we incurred costs related to the settlement of our patent infringement case and legal fees associated with the January 2016 term loan. During the nine months ended September 30, 2015, we incurred substantial costs related to restructuring of numerous debt agreements; employment agreements with new executive officers; legal defense costs under patent infringement litigation that was not settled until January 2016, and legal fees related to our SEC filings and execution of a reverse stock split.

Marketing and Selling Expenses

During 2015, we made significant modifications to our mix of spending to focus more resources on the expansion of rental locations for kiosk retail sales which we believe will be more effective at increasing net sales. Accordingly, we had an increase of $0.8 million from kiosk rentals due to an increase in the number of kiosks for the nine months ended September 30, 2016 compared to the comparable period in 2015. This increase was offset by the effects of (i) a reduction in advertising expense of $2.0 million, and (ii) a $2.2 million reduction in other marketing and selling expenses as we eliminated less effective strategies.

Impairment of Long-Lived Assets

During the third quarter of 2016, after evidencing declines in revenue, gross profit margins and cash flows relative to the corresponding period of 2015, and despite a reduction in operating expenses, these triggering events, gave rise for the need to perform an interim test of Vapestick’s goodwill for impairment. Based on an estimated enterprise value of $5,753 and a reporting unit carrying value of $10,027, the Company recorded impairment to goodwill of $4,274 for the nine months ended September 30, 2016. The third quarter of 2016 impairment loss was an estimate that, upon revision to forecasts to be generated during the fourth quarter of 2016, may require further adjustment during that period.

Warrant and Derivative Fair Value Adjustments

Our warrant and derivative liabilities are adjusted to fair market value using appropriate valuation models at the end of each calendar quarter. If the fair market value of these liabilities increases we recognize a loss in the statement of operations, and if the fair market value of the liabilities decreases a gain is recognized in the statement of operations. While numerous factors affect the changes in valuation, gains generally result as the market price for our common stock decreases and losses typically result as the market price increases.

During the nine months ended September 30, 2016, our stock price decreased to $0.09 per share from $0.26 per share and the number of warrants subject to valuation increased by approximately 93 million shares. During the nine months ended September 30, 2015, our stock price decreased to $0.27 per share from $1.30 per share and the number of warrants subject to valuation increased by approximately 152 million shares. Consequently, for the nine months ended September 30, 2016 and 2015, this resulted in gains of $54.9 million and $98.9 million, respectively.

Our derivative liabilities are associated with value of the convertible debt conversion feature. As of July 8, 2016, the conversion price was reduced to $0.145 and, because the stock price on that date was $0.19, we recorded an expense of $13.3 million that was included in the loss on debt restructuring. Because our stock price at September 30, 2016 and 2015 was substantially lower than the conversion prices, the value of the derivative liabilities decreased, which resulted in gains of $9.0 million and $60.7 million for the nine months ended September 30, 2016 and 2015, respectively.

Loss on Extinguishment of Debt

When debt is modified, restructured, refinanced or repaid with the same lender before the scheduled maturity date, gains and losses may result if the cash and other consideration exchanged by us is less than or greater than the carrying value of the debt. Careful consideration is required to determine whether each transaction is a modification or an extinguishment since the accounting recognition requirements are substantially different depending on this determination. Additionally, certain of our debt financing agreements provide for penalties if the loans are paid off before maturity and such penalties would also be a factor in determining any gain or loss on extinguishment. For the nine months ended September 30, 2016 and 2015, we recognized a loss on extinguishment of debt of $8.6 and $70.7 million, respectively, which resulted because the cash and other consideration exchanged to retire debt was greater than the related carrying value of the debt.

Gain on Extinguishment of Warrants

We may enter into negotiations with warrant holders to extinguish warrant agreements whereby gains and losses may result if the cash and other consideration exchanged is less than or greater than the fair value of the warrants on the date of the extinguishment. For the nine months ended September 30, 2016 and 2015, we recognized gains on extinguishment of warrants of $0.1 million and $49.8 million, respectively.

Interest Expense

The $49.0 million decrease in interest expense for the nine months ended September 30, 2016 was primarily attributable to a reduction in debt discount amortization of $22.5 million, the elimination of interest related to warrant issuances of $26.7 million and the impact of fair value adjustments on the interest paid in-kind of $0.3, partially offset by higher interest expense at the stated rate of the debt instruments of $0.3 million, resulting from an increase in borrowings to $105.5 million as of September 30, 2016 from $85.1 million as of September 30, 2015, and higher debt issuance cost amortization of $0.2 million.

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

Debt financing inducement expenses are generally incurred when we require funding to address immediate needs for cash. The market terms to obtain such financings have required us to issue inducements valued for accounting purposes at amounts that exceed the amounts borrowed. We did not incur any debt financing inducement expense for the nine months ended September 30, 2016. For the nine months ended September 30, 2015, we incurred debt financing inducement expense of $67.8 million because the fair value of warrants and embedded conversion features issued to the lenders were valued at $87.1 million compared to the proceeds received from the lenders of $19.4 million.

Loss on Troubled Debt Restructuring

For the nine months ended September 30, 2016, we recognized a loss on troubled debt restructuring of $24.2 million. There was no gain or loss during the nine months ended September 30, 2015. Of the $24.2 million loss, $13.3 million resulted from a revision to the value of the convertible debt conversion feature by reducing the common stock conversion price on $19.5 million of debt to $0.145 from a range of $0.45 to $0.75 and extending the maturity date to June 2020 from July and August 2016. In addition, a loss of $8.5 million resulted from a revision to the value of warrants by reducing the exercise price to $0.145 on warrants issued with certain of the convertible debt and term loans to acquire 323,948,782 shares of common stock that previously had exercise prices ranging from $0.21 to $1.01 and years of expiration ranging from 2019 to 2023. Also, a loss of $2.0 million resulted from a revision to the amount of previously accrued interest payable pursuant to the terms of the restructured borrowings. The remainder of the loss was $0.4 million associated with legal costs to consummate the restructuring.

Income Tax Benefit (Expense)

For the nine months ended September 30, 2016 and 2015, income tax benefit (expense) related primarily to our U.K businesses, and was comprised of the following:

	2016	(Revised) 2015	Impact to Results of Operations	Percentage Change in Component
Income tax benefit (expense):
Current	$(667)	$(1,159)	$492	(42.5)%
Deferred	558	411	147	35.8%

	$(109)	$(748)	$639	(85.4)%

Loss from Discontinued Operations

For additional information about our discontinued operations, see Notes to Consolidated Financial Statements – Note 3, Divestitures.

The following table provides the components of discontinued operations, net of tax:

	Nine Months Ended September 30,
	2016	2015

Net sales	$6,904	$5,149
Cost of goods sold	2,245	2,066
Gross profit	4,659	3,083
Operating expenses:
Selling, general and administrative:
Compensation and benefits:
Salaries, wages and benefits	450	171
Professional fees and administrative	1,181	744
Marketing and selling	3,884	2,685
Depreciation and amortization	2,122	2,760
Total operating expenses	7,637	6,360
Loss from operations	(2,978)	(3,277)
Loss on disposal (1)	(13,524)	-

Loss from discontinued operations	$(16,502)	$(3,277)

(1)	There are no income taxes for the nine months ended September 30, 2016.

Non-GAAP Financial Measures- EBITDA and Adjusted EBITDA

We define EBITDA as net income (loss), as determined under U.S. GAAP, plus interest expense, income taxes, depreciation and amortization expense. We define Adjusted EBITDA as EBITDA plus stock-based compensation expense, severance and retention costs, professional fees related to the restructuring of debt agreements, offering expenses, acquisition expense, losses on sale of assets, impairment of long-lived assets, debt financing inducement expense, settlement of litigation and disputes and loss from discontinued operations; and by subtracting gains from warrant and derivative fair value adjustments, gains from extinguishment of warrants and debt, gains on sale of assets, and gain on conversion of notes payable to common stock. These further adjustments eliminate the impact of items that we do not consider indicative of our core operating performance. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to many of the adjustments in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

We present EBITDA and Adjusted EBITDA because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. EBITDA and Adjusted EBITDA have limitations as an analytical tool. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements for capital expenditures, contractual commitments or working capital needs;
•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;
•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;
•	Similarly, while impairment of long-lived assets is a non-cash expense, recognition of the impairment charge may have a significant impact on the value of our common stock;
•	Adjusted EBITDA excludes expenses under our related party advisory agreement, stock-based compensation arrangements, excess embedded derivative inducements, changes in the fair value of warrant and derivative instruments, and gains and losses from the extinguishment of debt. While these are non-cash gains and losses, their exclusion ignores the significant dilutive impact to our common stockholders as represented by the underlying transactions that gave rise to these excluded gains and losses;
•	EBITDA and Adjusted EBITDA do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and
•	Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income (loss). EBITDA and Adjusted EBITDA should be considered in addition to, but not as a substitute for, any measure of financial performance reported in accordance with U.S. GAAP, such as total revenues, income from operations, and net income (loss). The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

Calculation of EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015(2)

Net income (loss)	$(15,138)	$9,229	$(7,112)	$(14,598)
Interest expense	1,432	3,809	7,989	57,027
Depreciation and amortization	1,368	1,476	4,217	4,259
Income tax expense	227	304	109	748

EBITDA	(12,111)	14,818	5,203	47,436
Stock-based compensation	215	(61)	4,034	12,235
Issuance of common stock for services and settlements of claims	-	133	-	138
Severance expense	20	74	66	725
Retention bonus	-	-	-	310
Warrant fair value adjustment	(21,338)	(18,637)	(54,921)	(98,898)
Derivative fair value adjustment	(8,603)	(495)	(9,012)	(60,749)
Loss on extinguishment of debt	-	334	8,572	70,690
Gain on extinguishment of warrants	-	-	(86)	(49,782)
Debt financing inducement expense	-	1,331	-	67,765
Loss on troubled debt restructuring	24,223	-	24,163	-
Gain on conversion of notes payable to common stock	(24)	-	(24)	-
Professional fees related to debt restructuring	(284)	865	135	1,611
Settlement of litigation and disputes	-	-	65	-
Loss from discontinued operations	13,775	908	16,502	3,277
Impairment of long-lived assets	4,274	-	4,274	-

Adjusted EBITDA(1)	$147	$(730)	$(1,029)	$(5,242)

(1) For the three and nine months ended September 30, 2015, the previously reported Adjusted EBITDA has been revised to reflect the loss from discontinued operations.

(2) See Note 1, Basis of Presentation, Revision of 2015 Statement of Operations, to the Unaudited Condensed Consolidated Financial Statements.

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

The following is summary financial information as of September 30, 2016 and for the nine months then ended (dollars in thousands):

September 30, 2016

Working capital deficit (including warrant and derivative liabilities of $26,416)	$29,435
Accumulated deficit	$460,905
Current maturities of debt financing (face amount):
VIP promissory notes	$3,600
Accrued interest payable:
Term loans	$621
Convertible debt	54
Forbearance agreement	149
VIP promissory notes	600
Total accrued interest payable (including $835 to be paid in cash)	$1,424

Nine Months Ended September 30, 2016
Loss from operations	$13,755
Net cash used in operating activities	$8,786

Over the past two fiscal years, the Company has relied on debt and equity financings to fund its 2014 acquisitions while experiencing negative operating cash flows. As of September 30, 2016, the Company has amortizing VIP promissory note payments of $0.3 million per month commencing in October 2016.

To address past liquidity requirements, on July 8, 2016, the Company amended certain debt financing agreements that resulted in the following:

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

Prior to entering into amendments to the debt financing arrangements, on January 11, 2016, we obtained additional Term Debt financing for $9.0 million. The loan proceeds were used for (i) payment of $5.3 million to settle patent infringement litigation and other legal settlements, (ii) repayment of convertible debt and accrued interest of $2.1 million, (iii) settlement of trade payables and costs of the financings for $0.7 million, (iv) repayment of $0.3 million of principal on the VIP Promissory Notes, and (v) the remaining $0.8 million was available for working capital and other general corporate purposes.

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

For a discussion of our outstanding debt and equity securities, please see the tables and related discussions in Note 6 - Debt Financing, and Note 7 - Warrants and Embedded Derivatives to our Consolidated Financial Statements included in Part I, Item 1 of this Report.

Comparison of Cash Flows for the Nine Months ended September 30, 2016 and 2015

The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	2016	2015	Impact on cash	Percentage Change

Net cash provided by (used in):
Operating activities	$(8,786)	$(6,523)	$(2,263)	34.6%
Investing activities	(869)	(905)	36	(4.0)%
Financing activities	9,678	6,586	3,092	46.9%
Impact of changes in foreign exchange rates	219	(621)	840	-

Net change in cash and equivalents	$242	$(1,463)	$1,705	-

Operating Cash Flows

For the nine months ended September 30, 2016, the increase to cash used in operating activities resulted primarily from our loss from operations adjusted for changes in working capital as compared to the corresponding period during 2015.

Investing Cash Flows

The primary use of investing cash flow for the nine months ended September 30, 2016 was for retail kiosks and computer equipment associated with an expansion of our business in the U.K.

Financing Cash Flows

For the nine months ended September 30, 2016 and 2015, our primary source of financing cash flows consisted of the aggregate net proceeds from borrowings of $10.8 and $17.6 million, respectively. The primary use of financing cash flows for the nine months ended September 30, 2016 and 2015 consisted of principal payments on debt obligations of $0.9 and $10.9 million, respectively.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements for the nine months ended September 30, 2016.

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

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this Report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, because of the identification of multiple and significant control deficiencies that, in aggregate, constitute material weaknesses in our internal control described below, the Company concluded that as of September 30, 2016, our disclosure controls and procedures were not effective. The material weaknesses in our internal control over financial reporting identified at the end of the quarter ended September 30, 2016, are set forth below:

•	Inadequate and ineffective controls over the timeliness and accuracy of the financial reporting process. The Company did not have adequate design or operational controls and procedures that provided reasonable assurance that financial statements could be accurately prepared in accordance with GAAP. Several factors contributed to this material weakness including (i) the rapid growth that the Company experienced as a result of multiple significant domestic and international acquisitions in 2014, (ii) the relocation of the Company’s corporate headquarters and information technology assets to Colorado during the third quarter of 2015, and (iii) hiring of new personnel to provide corporate accounting and financial reporting services. While management believes significant improvements were achieved through the first three quarters of 2016, additional time is required to evaluate the effectiveness of these changes and to fully develop the Company’s entity level and process level control environment. For many controls that were in place, the Company did not have adequate documentation of the operating effectiveness or have an adequate sample size to validate the operating effectiveness of the controls.

•	Inadequate and ineffective Information Technology controls. The Company did not have an adequate design or operational controls and procedures that provided reasonable assurance of the financial integrity of the Company’s accounting system and that supporting electronic files were free of material misstatement. The Company was not able to validate the design or operational effectiveness of several information technology controls. In September 2016, to mitigate this material weakness, the Company entered into a contract with a major enterprise resource planning (“ERP”) software provider to migrate from the current information technology system to an ERP system across all reporting units.

Changes in Internal Controls

During the first three quarters ended September 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On May 5, 2016, the U.S. Food and Drug Administration (“FDA”) issued a final rule deeming certain products to be subject to the Federal Food, Drug, and Cosmetic Act and regulations thereunder, which includes regulation of electronic nicotine delivery systems (“ENDS”).  The effective date of the final rule was August 8, 2016. The contract manufacturers have three years to comply with the regulations. Pertinent sections of the final rule that apply to us include:

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

The FDA approval process will be phased in, whereby we will have until August 2018 to submit applications to obtain approval to continue to sell our existing products. We may continue to sell existing products during this two-year period, and we can continue to sell existing products for an additional year while the FDA reviews our applications. Failure to obtain approval for any of our existing products would prevent us from marketing and selling such products in the United States beginning in August 2019, which could have a material adverse effect on our business, financial condition and results of operations at that time.

We cannot predict the impact these new regulations will have on our business and what additional restrictions the FDA may subsequently impose. In this regard, total compliance and related costs are not possible to predict. The costs of compliance by us and our suppliers may result in higher costs to purchase our products. To the extent it is not possible to pass increased costs on to customers, our financial results may deteriorate. Additionally, if we are unable to secure FDA approval to continue selling our existing products and any new products targeted for introduction, our net sales could be adversely impacted. The ultimate outcome of these matters could have a material adverse effect on our business, results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 5, 2016, April 22, 2016 and July 12, 2016, we issued an aggregate of 461,541, 107,028 and 187,500 shares of our common stock, respectively, or a total of 756,069 shares, for services rendered by our board of directors. All of the shares were returned to the Company in exchange for options to purchase 1,200,000 shares of our common stock. On January 4, 2016, we issued 115,385 shares to an executive officer as part of his 2015 bonus consideration. The shares were issued in reliance upon exemptions from registration pursuant to Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit
Number	Description

10.1	Amendment No. 2 to Employment Agreement with Daniel J. O’Neill, dated November 9, 2016.
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC CIGARETTES INTERNATIONAL GROUP, LTD

Date: November 15, 2016	By:	/s/ Daniel J. O’Neill
Daniel J. O’Neill
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 15, 2016		/s/ William Seamans
William Seamans
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

